Form 10-Q
period 2020-09-30
Taysha Gene Therapies, Inc.
filed 2020-11-12
CIK 1806310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 001-39536

Taysha Gene Therapies, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	84-3199512
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2280 Inwood Road Dallas, Texas	75235
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (214) 612-0000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.00001 per share	TSHA	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of November 12, 2020, the registrant had 37,761,435 shares of common stock, $0.00001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Taysha Gene Therapies, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$278,634	$-
Prepaid expenses	604	-
Deferred offering costs	-	15
Total current assets	279,238	15
Property and equipment, net	28	-
Total assets	$279,266	$15

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$8,837	$-
Accrued expenses	2,727	150
Due to related party	60	-
Total current liabilities	11,624	150
Total liabilities	11,624	150

Commitments and contingencies - Note 10
Stockholders' equity (deficit)
Preferred stock, $0.00001 par value per share; 10,000,000 shares authorized and no shares issued and outstanding as of September 30, 2020; no shares authorized, issued and outstanding as of December 31, 2019	-	-
Common stock, $0.00001 par value per share; 200,000,000 shares authorized and 37,761,435 issued and outstanding as of September 30, 2020; 10,895,000 shares authorized, 10,894,999 issued and outstanding as of December 31, 2019	-	-
Additional paid-in capital	310,450	980
Accumulated deficit	(42,808)	(1,115)
Total stockholders’ equity (deficit)	267,642	(135)
Total liabilities and stockholders' equity (deficit)	$279,266	$15

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Taysha Gene Therapies, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2020	For the Period from September 20, 2019 (date of inception) to September 30, 2019
Operating expenses:
Research and development	$11,057	$19,633	$-
General and administrative	3,984	5,002	31
Total operating expenses	15,041	24,635	31
Loss from operations	(15,041)	(24,635)	(31)
Other expense:
Change in fair value of preferred stock tranche liability	-	(17,030)	-
Interest expense	(1)	(28)	-
Total other expense	(1)	(17,058)	-
Net loss	$(15,042)	$(41,693)	$(31)

Net loss per common share, basic and diluted	$(1.28)	$(3.73)	$(0.00)
Weighted average common shares outstanding, basic and diluted	11,733,170	11,176,429	8,715,999

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Taysha Gene Therapies, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

(Unaudited)

For the Three Months Ended September 30, 2020

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of June 30, 2020	6,200,000	$18,014	-	$-	10,894,999	$-	$980	$(27,766)	$(26,786)
Issuance of Series A convertible preferred stock, net of offering costs of $165	3,800,000	11,235	-	-	-	-	-	-	-
Issuance of Series B convertible preferred stock, net of offering costs of $185	-	-	5,647,048	95,815	-	-	-	-	-
Reclassification of preferred stock tranche liability upon issuance of Series A milestone shares	-	17,176	-	-	-	-	-	-	-
Conversion of Series A and Series B convertible preferred stock to common stock	(10,000,000)	(46,425)	(5,647,048)	(95,815)	17,047,378	-	142,240		142,240
Issuance of shares of common stock in initial public offering, net of offering costs and underwriting discounts and commissions of $15,111	-	-	-	-	9,050,000	-	165,889	-	165,889
Issuance of restricted stock award					769,058
Stock-based compensation	-	-	-	-	-	-	1,341	-	1,341
Net loss	-	-	-	-	-	-	-	(15,042)	(15,042)
Balance as of September 30, 2020	-	$-	-	$-	37,761,435	$-	$310,450	$(42,808)	$267,642

Taysha Gene Therapies, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

(Unaudited)

For the Nine Months Ended September 30, 2020

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2019	-	$-	-	$-	10,894,999	$-	$980	$(1,115)	$(135)
Issuance of Series A convertible preferred stock, net of offering costs of $605 and issuance of preferred stock tranche liability of $1,050	10,000,000	28,345	-	-	-	-	-	-	-
Issuance of Series B convertible preferred stock, net of offering costs of $185			5,647,048	95,815	-	-	-	-	-
Reclassification of preferred stock tranche liability upon issuance of Series A milestone shares	-	18,080	-	-	-	-	-	-	-
Conversion of Series A and Series B convertible preferred stock to common stock	(10,000,000)	(46,425)	(5,647,048)	(95,815)	17,047,378	-	142,240	-	142,240
Issuance of shares of common stock in initial public offering, net of offering costs and underwriting discounts and commissions of $15,111	-	-	-	-	9,050,000	-	165,889	-	165,889
Issuance of restricted stock award					769,058
Stock-based compensation	-	-	-	-	-	-	1,341	-	1,341
Net loss	-	-	-	-	-	-	-	(41,693)	(41,693)
Balance as of September 30, 2020	-	$-	-	$-	37,761,435	$-	$310,450	$(42,808)	$267,642

For the Period from September 20, 2019 (date of inception) to September 30, 2019

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of September 20, 2019 (date of inception)	-	$-	-	$-	-	$-	$-	$-	$-
Issuance of Founders Shares	-	-	-	-	8,715,999	-	-	-	-
Net loss	-	-	-	-	-	-	-	(31)	(31)
Balance as of September 30, 2019	-	$-	-	$-	8,715,999	$-	$-	$(31)	$(31)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Taysha Gene Therapies, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Nine Months Ended September 30, 2020	For the Period from September 20, 2019 (date of inception) to September 30, 2019
Cash flows from operating activities
Net loss	$(41,693)	$(31)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	3	-
Change in fair value of preferred stock tranche liability	17,030	-
Research and development license expense	6,000	-
Stock-based compensation	1,341	-
Changes in operating assets and liabilities:
Prepaid expenses	(604)	-
Accounts payable	5,403	-
Accrued expenses	1,579	31
Due to related party	60	-
Net cash used in operating activities	(10,881)	-

Cash flows from investing activities
Purchase of research and development license	(3,000)	-
Purchase of property and equipment	(31)	-
Net cash used in investing activities	(3,031)	-

Cash flows from financing activities
Proceeds from issuance of common stock in initial public offering, net of underwriting discounts and commission and other offering costs	167,162	-
Proceeds from issuances of Series A convertible preferred stock, net of issuance costs	29,569	-
Proceeds from issuance of Series B convertible preferred stock, net of issuance costs	95,815	-
Proceeds from notes payable to related party	1,673	-
Repayment of notes payable to related party	(1,673)	-
Net cash provided by financing activities	292,546	-

Net increase in cash and cash equivalents	278,634	-
Cash at the beginning of the period	-	-
Cash at the end of the period	$278,634	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$28	$-
Supplemental disclosure of noncash investing and financing activities:
Reclassification of preferred stock tranche liability upon share issuance	$18,080	$-
Allocation of preferred stock tranche liability	$1,050	$-
Conversion of Series A and Series B convertible preferred stock to common stock	$142,240	$-
Purchase of research and development license not yet paid	$3,000	$-
Issuance costs for issuances of common stock in initial public offering not yet paid	$1,273	$-
Issuance costs for issuance of Series A convertible preferred stock not yet paid	$174	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Note 1—Organization and Description of Business Operations

Taysha Gene Therapies, Inc. (the “Company” or “Taysha”) was originally formed under the laws of the State of Texas on September 20, 2019 (“Inception”). Taysha converted to a Delaware corporation on February 13, 2020, which had no impact to the Company’s par value or issued and authorized capital structure.

Taysha is a patient-centric gene therapy company focused on developing and commercializing AAV-based gene therapies for the treatment of monogenic diseases of the central nervous system in both rare and large patient populations.

Stock Split

On September 16, 2020, the Company effected a 1.0895-for-one stock split of its authorized, issued and outstanding shares of common stock and a proportional adjustment to the existing conversion ratios for each series of the Company’s convertible preferred stock as discussed in Note 5. Accordingly, all share and per share amounts for the periods presented in the accompanying condensed consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this stock split and adjustment of the convertible preferred stock conversion ratios. On September 16, 2020, the Company also increased the number of shares of common stock authorized for issuance under the 2020 Equity Incentive Plan (the “Existing Plan”) to 3,845,294.

Initial Public Offering

On September 23, 2020, the Company’s registration statement on Form S-1 (File No. 333-248559) related to the initial public offering (“IPO”) of its common stock became effective and on September 28, 2020, the IPO closed. Pursuant to the IPO, the Company issued and sold 9,050,000 shares of common stock at a public offering price of $20.00 per share, which included 1,180,434 shares of common stock issued upon the exercise in full of the underwriters’ option to purchase additional shares. The Company received net proceeds of $165.9 million after deducting underwriting discounts and commissions and other offering costs of $2.4 million. The shares began trading on the Nasdaq Global Select Market on September 24, 2020.

On September 28, 2020, in connection with the closing of the IPO, 10,000,000 shares of Series A and 5,647,048 shares of Series B convertible preferred stock automatically converted into an aggregate of 17,047,378 shares of common stock with a conversion ratio of 1.0895 shares of common stock for each share of Series A and Series B convertible preferred stock.

As a result of the IPO, including the underwriters’ exercise in full of their option to purchase additional shares, and the conversions of the Series A and B convertible preferred stock, the Company’s total number of outstanding shares increased by 26,097,378 immediately following the closing of the IPO.

Upon the effectiveness of the Company’s registration statement related to the IPO, the Company’s 2020 Stock Incentive Plan (the “New Plan”) and 2020 Employee Stock Purchase Plan became effective. At that time, all shares reserved for issuance under the Existing Plan ceased to be available for issuance under such plan and became available for issuance under the New Plan.

Liquidity and Capital Resources

The Company has incurred operating losses since inception, and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of September 30, 2020, the Company had an accumulated deficit of $42.8 million.

Prior to the closing of the Company’s IPO, between March and July 2020, the Company closed on the sale of an aggregate of 10,000,000 shares of Series A convertible preferred stock for gross proceeds of $30.0 million. Between July and August 2020, the Company closed on the sale of an aggregate of 5,647,048 shares of Series B convertible preferred stock for gross proceeds of $96.0 million.

Due to the proceeds received from the IPO and the sale of its Series A and Series B convertible preferred stock, management believes that its existing financial resources are sufficient to continue operating activities at least one year past the issuance date of these interim condensed consolidated financial statements. Future capital requirements will depend on many factors, including the timing and extent of spending on research and development and the market acceptance of the Company’s products. The Company will need to obtain additional financing in order to complete clinical studies and launch and commercialize any product candidates for which it receives regulatory approval. There can be no assurance that such financing will be available or will be on terms acceptable to the Company.

In December 2019, the novel coronavirus (“COVID-19”) emerged and has subsequently spread worldwide. The World Health Organization has declared COVID-19 a global pandemic, resulting in federal, state and local governments and private entities implementing various restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders, and advisories and quarantining people who may have been exposed to the virus. The Company has been actively monitoring COVID-19 and its impact globally. Management believes the financial results for the nine months ended September 30, 2020 were not significantly impacted by COVID-19. In addition, management believes the remote working arrangements and travel restrictions imposed by various governmental jurisdictions have had limited impact on the Company’s ability to maintain internal operations during the nine months ended September 30, 2020. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed consolidated financial statement results are not necessarily indicative of results to be expected for the full fiscal year or any future period. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the period from September 20, 2019 (date of inception) through December 31, 2019 included in the Company’s final prospectus dated September 23, 2020 and filed with the Securities and Exchange Commission on September 25, 2020, pursuant to Rule 424(b)(4).

Principles of Consolidation

The accompanying interim condensed consolidated financial statements include the accounts of Taysha and its inactive wholly owned U.S. subsidiaries that were incorporated during 2020. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. These estimates and assumptions are based on current facts, historical experience as well as other pertinent industry and regulatory authority information, including the potential future effects of COVID-19, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

Significant Accounting Policies

There have been no changes in the Company’s significant accounting policies as disclosed in the audited financial statements as of December 31, 2019, except as noted below.

Cash and Cash Equivalents

Cash and cash equivalents consist of funds held in a standard checking account. The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. As of September 30, 2020, the Company does not have any cash equivalents.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents. Periodically, the Company may maintain deposits in financial institutions in excess of government insured limits. Management believes that the Company is not exposed to significant credit risk as the Company’s deposits are held at financial institutions that management believes to be of high credit quality. The Company has not experienced any losses on these deposits.

Fair Value of Financial Instruments

The Company’s financial assets and liabilities are accounted for in accordance with ASC 820, Fair Value Measurements and Disclosures which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy requires an entity to maximize the use of observable inputs when measuring fair value and classifies those inputs into three levels:

Level 1—Observable inputs, such as quoted prices in active markets for identical assets or liabilities.

Level 2—Inputs other than Level 1 inputs that are either directly or indirectly observable, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the instrument’s anticipated life.

Level 3—Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

To the extent the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair values requires more judgement. Accordingly, the degree of judgement exercised by the Company in determining fair value is greatest for instruments categorized as Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The carrying values reported in the Company’s condensed consolidated balance sheet for cash and cash equivalents, accounts payable, and accrued expenses are reasonable estimates of their fair values due to the short-term nature of these items.

Deferred Offering Costs

Deferred offering costs, consisting of legal, accounting, and filing fees directly relating to the IPO and the Company’s Series A and Series B preferred stock financings, were capitalized and offset against the related proceeds upon the completion of the offerings. Upon completion of the IPO, approximately $2.4 million of deferred offering costs were offset against the IPO proceeds in additional paid-in capital.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and consist solely of computer equipment. Depreciation expense is recognized using the straight-line method over its estimated useful life of 3 years.

Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in loss from operations. Expenditures for repairs and maintenance are charged to expense as incurred.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, which consist of property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no impairment losses recognized during the nine months ended September 30, 2020.

Preferred Stock Tranche Liability

The Company determined that its obligation to issue, and the Company’s investors’ right to purchase, additional shares of Series A convertible preferred stock pursuant to the milestone closings (see Note 5) represented a freestanding financial instrument (the “tranche liability”). The tranche liability was initially recorded at fair value. The proceeds from the sale of the convertible preferred stock were first allocated to the fair value of the tranche liability with the remaining proceeds from the sale of the convertible preferred stock allocated to the Series A convertible preferred stock. The tranche liability was remeasured at each reporting period and upon the exercise or expiration of the obligation, with gains and losses arising from subsequent changes in its fair value recognized in other expense in the condensed consolidated statement of operations. At the time of the exercise or expiration of the tranche liability, any remaining value of the tranche liability was reclassified to convertible preferred stock on the condensed consolidated balance sheet.

Stock-Based Compensation

The Company accounts for all stock-based payments to employees and non-employees, including grants of stock options, restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) based on their respective grant date fair values. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model, which is affected principally by the estimated fair value of shares of the Company’s common stock and requires management to make a number of other assumptions, including the expected life of the option, the volatility of the underlying shares, the risk-free interest rate and expected dividends. Expected volatility is based on the historical share volatility of a set of comparable publicly traded companies over a period of time equal to the expected term of the options. Due to the lack of historical exercise history, the expected term of the Company’s stock options is determined using the “simplified” method. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is zero based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

Prior to September 23, 2020, the fair value of common stock underlying the Company’s stock options, RSAs and RSUs was estimated by the Company’s board of directors considering, among other things, contemporaneous valuations of the Company’s common stock prepared by unrelated third-party valuation firms. After the IPO, the fair value of common stock is based on the closing price of the Company’s common stock on the Nasdaq Global Select Market as reported on the date of the grant.

The RSAs and RSUs are valued based on the fair value of the Company’s common stock on the date of grant. The Company expenses stock-based compensation related to stock options RSAs and RSUs over the requisite service period using the straight-line method. All stock-based compensation costs are recorded in research and development expense or general and administrative expense in the condensed consolidated statements of operations based upon the respective employee’s roles within the Company. Forfeitures are recorded as they occur.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), as amended, with guidance regarding the accounting for and disclosure of leases. This update requires lessees to recognize the liabilities related to all leases, including operating leases, with a term greater than 12 months on the balance sheet. This update also requires lessees and lessors to disclose key information about their leasing transactions. This guidance will become effective for the Company for annual reporting periods beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022. The Company is currently evaluating the impact of this standard on its interim condensed consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in ASC 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of this standard on its interim condensed consolidated financial statements.

Note 3—Supplemental Financial Information

Accrued expenses consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Accrued research and development	$767	$7
Accrued issuance costs	752	-
Accrued compensation	544	-
Accrued professional fees	462	122
Other	202	21
Total accrued expenses	$2,727	$150

Note 4—Research, Collaboration and License Agreements

UT Southwestern Agreement

On November 19, 2019, the Company entered into a research, collaboration and license agreement (“UT Southwestern Agreement”) with the Board of Regents of the University of Texas System on behalf of The University of Texas Southwestern Medical Center (“UT Southwestern”). Under the UT Southwestern Agreement, UT Southwestern is primarily responsible for preclinical development activities with respect to licensed products for use in certain specified indications (up to investigational new drug application-enabling studies), and the Company is responsible for all subsequent clinical development and commercialization activities with respect to the licensed products. UT Southwestern will conduct such preclinical activities for a two-year period under mutually agreed upon sponsored research agreements that were entered into beginning in April 2020. During the initial research phase, the Company has the right to expand the scope of specified indications under the UT Southwestern Agreement.

In connection with the UT Southwestern Agreement, the Company obtained an exclusive, worldwide, royalty-free license under certain patent rights of UT Southwestern and a non-exclusive, worldwide, royalty-free license under certain know-how of UT Southwestern, in each case to make, have made, use, sell, offer for sale and import licensed products for use in certain specified indications. Additionally, the Company obtained a non-exclusive, worldwide, royalty-free license under certain patents and know-how of UT Southwestern for use in all human uses, with a right of first refusal to obtain an exclusive license under certain of such patent rights and an option to negotiate an exclusive license under other of such patent rights. The Company is required to use commercially reasonable efforts to develop, obtain regulatory approval for, and commercialize at least one licensed product.

On April 2, 2020, the Company amended the UT Southwestern Agreement to include the addition of another licensed product and certain indications, and a right of first refusal to the Company over certain patient dosing patents. No additional consideration was transferred in connection with this amendment.

The UT Southwestern Agreement expires on a country-by-country and licensed product-by-licensed product basis upon the expiration of the last valid claim of a licensed patent in such country for such licensed product. After the initial research term, the Company may terminate the agreement, on an indication-by-indication and licensed product-by-licensed product basis, at any time upon specified written notice to UT Southwestern. Either party may terminate the agreement upon an uncured material breach of the agreement or insolvency of the other party.

In November 2019, as partial consideration for the license rights granted under the UT Southwestern Agreement, the Company issued 2,179,000 shares of its common stock, or 20% of its then outstanding fully-diluted common stock, to UT Southwestern. As additional consideration, UT Southwestern was entitled to receive additional shares if their holdings fell below 10% on a fully-diluted basis before or as a result of the completion of a qualified financing. In March 2020, following the initial closing of the Series A convertible preferred stock agreement, which met the definition of such qualified financing, the anti-dilution feature expired and no additional shares were issued. The Company does not have any future milestone or royalty obligations to UT Southwestern under the UT Southwestern Agreement other than costs related to maintenance of patents.

The Company also had a right of first refusal for any shares that UT Southwestern wished to sell that expired upon the closing of the IPO.

Queen’s Agreement

In late December 2019, the Company entered into a research grant agreement (“RGA”) with Queen’s University at Kingston (“Queen’s”), for certain research and development activities related to the generation of AAV9 vector. The Company committed to fund $3.8 million under the RGA with Queen’s. The Company issued Queen’s a promise-to-pay note whereby any amounts paid directly by Queen’s for the manufacture of the vector for use in the funded research activities, to the extent such amounts had not already been funded by the Company to Queen’s, would become a loan obligation for the Company (the “Note”), subject to an interest rate of 6%. For the nine months ended September 30, 2020, the Company paid all expenses associated with the Queen’s RGA, thus no amounts were due or outstanding under the Note as of September 30, 2020, and the promise-to-pay has therefore expired.

On February 21, 2020, the Company entered into a license agreement with Queen’s (the “Queen’s Agreement”) to obtain the exclusive perpetual, royalty-bearing license, with the right to sublicense through multiple tiers, under certain patent rights and know-how of Queen’s, including certain improvements to such patent rights and know-how, to develop products in any field which use one or more valid claims of the patents licensed under the Queen’s Agreement (the “Licensed Patents”), or the technology, information and intellectual property related to the patents licensed under the Queen’s Agreement (together with the Licensed Patents, the “Licensed Products”), and to make, have made, use, sell, offer for sale, import and export Licensed Products and otherwise exploit such patents and know-how for use in certain specified indications. In exchange for the rights granted to the Company, the Company made a cash payment of $3.0 million in April 2020 which is recorded in research and development expenses in the condensed consolidated statement of operations and included as an investing outflow in the statement of cash flows since the acquired license does not have an alternative future use. The Company is obligated to make aggregate cash payments of up to $10.0 million upon the completion of a combination of regulatory milestones and up to $10.0 million upon the completion of a combination of commercial milestones. In further consideration of the rights granted, beginning with the Company’s first commercial sale of the Licensed Products, the Company will also pay an annual earned royalty in the low single digits on net sales of Licensed Products, subject to certain customary reductions, and a percentage of non-royalty sublicensing revenue ranging in the low double digits. Royalties are payable, on a Licensed Products-by-Licensed Products and a country-by-country basis, until expiration of the last valid claim of a Licensed Patent covering such Licensed Products in such country and the expiration of any regulatory exclusivity for such Licensed Products in such country.

Abeona CLN1 Agreements

In August 2020, the Company entered into license and inventory purchase agreements with Abeona Therapeutics Inc. (“Abeona”) for worldwide exclusive rights to certain intellectual property rights and know-how relating to the research, development and manufacture of ABO-202, an AAV-based gene therapy for CLN1 disease (also known as infantile Batten disease). Under the terms of the agreements, the Company made initial cash payments to Abeona of $3.0 million for the license fee and $4.0 million for purchase of clinical materials and reimbursement for previously incurred development costs in October 2020. In exchange for the license rights, the Company recorded an aggregate of $7.0 million within research and development expenses in the condensed consolidated statement of operations since the acquired license or acquired inventory do not have an alternative future use, all of which was recorded in accounts payable as of September 30, 2020. The Company is obligated to make up to $26.0 million in regulatory-related milestones and up to $30.0 million in sales-related milestones per licensed CLN1 product. The Company will also pay an annual earned royalty in the high single digits on net sales of any licensed CLN1 products. The license agreement expires on a country-by-country and licensed product-by-licensed product basis upon the expiration of the last royalty term of a licensed product. Either party may terminate the agreement upon an uncured material breach of the agreement or insolvency of the other party. The Company may terminate the license agreement for convenience upon specified prior written notice to Abeona.

Note 5—Stockholders’ Equity (Deficit), Convertible Preferred Stock and Tranche Liability

On September 28, 2020, the Company issued an aggregate of 7,869,566 shares of common stock in the IPO, and on September 29, 2020, the Company issued an aggregate of 1,180,434 shares of common stock upon the underwriters’ exercise in full of their option to purchase additional shares, each at the public offering price of $20.00 per share less underwriting discounts and commissions. In connection with the IPO, the Company received gross proceeds of $181.0 million, which was offset by issuance costs, including underwriters’ discounts and commissions, of approximately $15.1 million.

In connection with the closing of the IPO, 10,000,000 shares of Series A convertible preferred stock and 5,647,048 shares of Series B convertible preferred stock automatically converted into an aggregate of 17,047,378 shares of common stock with a conversion ratio of 1.0895 shares of common stock for each share of Series A and Series B convertible preferred stock then outstanding.

As a result of the IPO, the underwriters’ exercise of their option, and the conversions of the Series A and B convertible preferred stock, the Company’s total number of outstanding shares increased by 26,097,378 immediately following the closing of the IPO.

Authorized shares

The Company amended its certificate of incorporation on March 4, 2020, July 2, 2020 and again on July 28, 2020 such that the total number of shares of common stock authorized to be issued was increased to 32,685,000, and the total number of shares of preferred stock authorized to be issued was increased to 15,647,052, of which 10,000,000 preferred shares were designated Series A convertible preferred stock and 5,647,052 were designated Series B convertible preferred stock. On September 28, 2020, the Company amended its certificate of incorporation such that the total number of shares of common stock authorized to be issued was increased to 200,000,000, and the total number of shares of new preferred stock authorized to be issued was 10,000,000. As of September 30, 2020, no shares of preferred stock were issued or outstanding.

Series A and B convertible preferred stock

On March 4, 2020, the Company entered into a purchase agreement (the “Series A Purchase Agreement”) providing for a private placement of up to 10,000,000 shares of Series A convertible preferred stock at an original issuance price of $3.00 per share, subject to separate closings, including: (1) 6,000,000 shares at the initial closing on March 4, 2020, and (2) 2,000,000 shares at each of two subsequent closings triggered by the achievement of specific clinical milestones. The Series A Purchase Agreement obligated the Company to issue and sell and the Series A investors to purchase up to a total of 4,000,000 additional shares of Series A convertible preferred stock (the “Milestone Shares”) at the same price per share upon the achievement of certain defined clinical milestones (the “tranche liability”). The determination as to whether the milestone events had been met was subject to certification by the Board of Directors. Each Series A investor had the right, but not the obligation, to purchase all or any portion of the Milestone Shares at any time in its sole option and in its sole and absolute discretion, whether or not the Company had achieved the applicable clinical milestone.

On June 30, 2020, several affiliated Series A investors elected to exercise in full their options to purchase 200,000 shares, representing all of their remaining pro-rata portion of the Milestone Shares, prior to the Company’s achievement of the clinical milestones for gross proceeds of $0.6 million. The remainder of the Series A investors exercised in full their options to purchase 3,800,000 shares, representing all of their remaining pro-rata portion of the Milestone Shares, prior to the Company’s achievement of the clinical milestones, for gross proceeds of $11.4 million between July 1, 2020 and July 2, 2020. As part of this issuance, the Company issued and sold 3,266,667 shares to PBM TGT Holdings, LLC and 400,000 shares to Nolan Capital, LLC, which stockholders are controlled by certain members of the Company’s board of directors.

On July 2, 2020, the Company entered into a purchase agreement (the “Series B Purchase Agreement”), as later amended on July 28, 2020, providing for a private placement of up to 5,647,052 shares of Series B convertible preferred stock. The Company sold 5,647,048 of Series B convertible preferred stock at a price of $17.00 per share in multiple closings in July and August 2020 for gross proceeds of $96.0 million. The majority of investors that participated in the Series B Purchase Agreement were new investors.

As described above, in connection with the closing of the IPO, all shares of Series A and Series B convertible preferred stock were automatically converted into an aggregate of 17,047,378 shares of common stock with a conversion ratio, which was adjusted for the stock split, of 1.0895 shares of common stock for each share of Series A and Series B convertible preferred stock then outstanding.

Series A convertible preferred stock tranche liability

The Company concluded that the tranche liability met the definition of a freestanding financial instrument, as it was legally detachable and separately exercisable from the initial closing of the Series A convertible preferred stock.

The estimated fair value of the tranche liability was determined using a Monte Carlo simulation at the initial issuance date. As of March 4, 2020, the simulations occurred based on the implied aggregate equity value of the Company derived from the Series A convertible preferred stock offering price of $3.00 per share, along with, in part, the following subjective assumptions: risk-free rate of 0.59%, an expected volatility of 80%, the expected term to a liquidity event of 1 year, and a 60% probability of achieving the clinical milestones and timing thereof. Subsequently, the estimated fair value of the tranche liability was determined using a backsolve approach at June 30, 2020, immediately prior to the issuance of the Milestone Shares, which was calculated based on the aggregate equity value of the Company derived from the Series B convertible preferred stock offering price of $17.00 per share. The subsequent remeasurement also considered, in part, a risk-free rate of 0.17%, an expected volatility of 80%, and the expected term to a liquidity event of 0.5 years.

Based on the analysis, the Company recorded a preferred stock tranche liability of $1.1 million at the issue date to account for the obligation to issue the Milestone Shares at a predetermined fixed price at a future settlement date.

At June 30, 2020, ahead of the anticipated closing of the Series B Purchase Agreement for $17.00 per share that occurred on July 2, 2020, certain investors elected to exercise in full their options to their pro-rata portion of the Milestone Shares prior to the Company’s achievement of the clinical milestones and purchased 200,000 shares of Series A convertible preferred stock. The Company remeasured the fair value of the entire tranche liability at June 30, 2020, and recognized a non-cash expense of $17.0 million in the condensed consolidated statement of operations. Between June 30, 2020 and July 2, 2020, all of the 4,000,000 Milestone Shares were issued and the related tranche liability was extinguished in its entirety, and the Company reclassified $18.1 million to convertible preferred stock on the condensed consolidated balance sheet. The Company concluded that no beneficial conversion feature (“BCF”) existed as the effective conversion price of the Series A convertible preferred stock exceeded the fair value of the Company’s common stock at each of the commitment dates. Specifically, at the commitment date of June 30, 2020, when 200,000 Milestone Shares were issued, the deemed proceeds were equal to the cash proceeds received for the shares of Series A convertible preferred stock and the fair value of the tranche liability that related to the Milestone Shares, or $7.52 per share. As the effective conversion price exceeded the fair value of the Company’s common stock at the commitment date, no BCF existed.

The following table provides a reconciliation of the preferred stock tranche liability measured at fair value using Level 3 significant unobservable inputs (in thousands):

Balance at January 1, 2020	$-
Fair value at issuance of Series A convertible preferred stock	1,050
Change in fair value	17,030
Settlement of preferred stock tranche liability due to issuance of Milestone Shares	(18,080)
Balance at September 30, 2020	$-

Note 6—Stock-Based Compensation

On July 1, 2020, the Company’s board of directors approved the Existing Plan which permits the granting of incentive stock options, non-statutory stock options, stock appreciation rights, RSAs, RSUs and other stock-based awards to employees, directors, officers and consultants. On July 1, 2020, 3,529,412 shares of common stock were authorized for issuance under the Existing Plan. On September 16, 2020, the Company increased the number of shares of common stock authorized for issuance under the Existing Plan to 3,845,294.

On September 16, 2020, the Company’s stockholders approved the New Plan, which became effective upon the execution of the underwriting agreement in connection with the IPO. The number of shares available for future issuance under the New Plan is the sum of (1) 3,390,168 new shares of common stock,  (2) 209,841 remaining shares of common stock reserved under the Existing Plan that became available for issuance upon the effectiveness of the New Plan and (3) the number of shares of common stock subject to outstanding awards under the Existing Plan when the New Plan became effective that thereafter expire or are forfeited, canceled, withheld to satisfy tax withholding or to purchase or exercise an award, repurchased by the Company or are otherwise terminated. The number of shares of common stock reserved for issuance under the New Plan will automatically increase on January 1 of each year, for a period of ten years, from January 1, 2021 continuing through January 1, 2030, by 5% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Company’s board of directors. No future issuances were made under the Existing Plan upon the effectiveness of the New Plan.

Stock Options

On July 1, 2020, options to purchase 2,896,782 shares of common stock under the Existing Plan were awarded to certain employees and consultants of the Company with an exercise price per share of $0.80, which were expected to vest over a four-year period, all of which were subsequently cancelled (the “Cancelled Options”). The grant date fair value of the Cancelled Options was $13.8 million at the original grant date. In exchange, the Company awarded 2,518,932 RSUs on September 2, 2020, which are expected to vest over a four-year term. The Company accounted for the changes in award terms as a modification in accordance with ASC 718 Compensation – Stock Compensation. The modification is accounted for as an exchange of the original award for a new award with total compensation cost equal to the grant-date fair value of the original award plus any incremental value measured on the modification date. The Company determined that there was no incremental value as the fair value of the original award immediately before the modification was greater than the fair value of the new award immediately after the modification. Accordingly, the Company will recognize the remaining compensation cost of $13.2 million over the vesting period of the RSUs.

The estimated fair value of the Company’s common stock at July 1, 2020 was $5.28 per share, as determined using information derived from the issuance price of the Company’s Series B convertible preferred stock of $17.00 per share on July 2, 2020. The valuation of the common stock was determined using an option-pricing model under which shares are valued by creating a series of call options with exercise prices based on the liquidation preferences and conversion terms of each equity class, adjusted for a discount for the lack of marketability to account for a lack of access to an active public market.

The following assumptions were used to estimate the fair value of the Cancelled Options that were granted on July 1, 2020:

Risk-free interest rate	0.31%
Expected dividend yield	-
Expected term in years	6.3
Expected volatility	80%

During the three months ended September 30, 2020, options to purchase 185,342 shares of common stock were granted with a weighted-average exercise price per share of $19.55. On September 2, 2020, options to purchase 16,342 shares of common stock under the Existing Plan were awarded to certain directors of the Company with an exercise price per share of $14.90, and on September 23, 2020, 169,000 shares of common stock under the New Plan were awarded with an exercise price per share of $20.00. The stock options generally vest over three or four years and have a ten-year contractual term.

The following weighted-average assumptions were used to estimate the fair value of stock options, excluding the Cancelled Options, for the nine months ended September 30, 2020:

Risk-free interest rate	0.46%
Expected dividend yield	-
Expected term in years	6.7
Expected volatility	80%

The following table summarizes stock option activity, excluding the Cancelled Options, during the nine months ended September 30, 2020:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2020	-	$-	-	$-
Options granted	185,342	19.55	10.0	528
Outstanding at September 30, 2020	185,342	$19.55	10.0	$528
Vested and expected to vest at September 30, 2020	185,342	$19.55	10.0	$528
Options exercisable at September 30, 2020	-	$-	-	$-

The aggregate intrinsic value in the above table is calculated as the difference between the fair value of the Company’s common stock as of September 30, 2020 and the exercise price of the stock options. The weighted-average grant date fair value per share for the stock option awards, excluding the Cancelled Options, granted during the nine months ended September 30, 2020 was $13.73. As of September 30, 2020, the total unrecognized compensation related to unvested stock option awards granted was $2.5 million, which the Company expects to recognize over a weighted-average period of approximately 3.6 years.

Restricted Stock Units

On September 2, 2020, the Company issued 331,121 RSUs to an employee under the Existing Plan; 25% of the shares of common stock underlying the RSUs vest at each anniversary over a four-year period. The RSUs are subject to a service-based vesting condition. The RSUs were also subject to a liquidity-based performance vesting condition that was met upon the closing of the IPO. The Company at any time may accelerate the vesting of the RSUs. Such shares are not accounted for as outstanding until they vest. As of September 30, 2020, the total unrecognized compensation related to unvested RSUs granted, including the remaining compensation cost associated with the RSUs granted on September 2, 2020 in exchange for the Cancelled Options, was $17.8 million which is expected to be amortized on a straight-line basis over the weighted-average remaining vesting period of approximately 2.2 years. The Company’s RSU activity for the nine months ended September 30, 2020 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Nonvested at January 1, 2020	-	$-
Replacement restricted units granted	2,518,932	5.25
Restricted units granted	331,121	14.90
Vested	-	-
Nonvested at September 30, 2020	2,850,053	$6.37

Restricted Stock Awards

RA Session II, the Company’s President and Chief Executive Officer, was awarded 769,058 RSAs under the Existing Plan on July 1, 2020, which are expected to vest over a three-year term, subject to continuous employment. As of September 30, 2020, the total unrecognized compensation related to unvested RSAs granted was $3.7 million which is expected to be amortized on a straight-line basis over the weighted-average remaining vesting period of approximately 1.4 years. The fair value of these RSAs at the grant date of July 1, 2020 was $5.28 per share.

The Company’s RSA activity for the nine months ended September 30, 2020 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Nonvested at January 1, 2020	-	$-
Restricted stock granted	769,058	5.28
Vested	-	-
Nonvested at September 30, 2020	769,058	$5.28

The following table summarizes the total stock-based compensation expense for the stock options, RSAs and RSUs recorded in the condensed consolidated statements of operations for the three and nine months ended September 30, 2020 (in thousands):

	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2020
Research and development expense	$399	$399
General and administrative expense	942	942
Total	$1,341	$1,341

Note 7—Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Since the Company had a net loss in the period presented, basic and diluted net loss per common share are the same.

The following common stock equivalents outstanding as of September 30, 2020 were excluded from the computation of diluted net loss per share attributable to common stockholders for the period presented because including them would have been anti‑dilutive:

For the Three Months Ended September 30, 2020
Unvested RSUs	2,850,053
Unvested RSAs	769,058
Stock options	185,342
Total	3,804,453

Note 8—Related Party Transactions

RA Session II, President and Chief Executive Officer and a member of the Company’s board of directors, is a guarantor under the Guaranty and Security Agreement between himself, Queen’s and the Company, and in the event of the Company’s failure to fund its obligations under the RGA with Queen’s, has personally guaranteed payments due by the Company to Queen’s.

In January 2020, the Company entered into two secured promissory notes with a related party, its President and Chief Executive Officer, RA Session II, for an aggregate of $1.67 million, with 10% interest. The Company secured the notes with a first priority security interest in certain assets of the Company. As of September 30, 2020, the Company had repaid the notes in full. As a result, Mr. Session released his security interest in the collateral.

In March 2020, the Company entered into a services agreement with PBM Capital Group, LLC (“PBM”), an affiliate of PBM TGT Holdings, LLC (a beneficial owner of greater than 5% of the Company’s common stock), whereby PBM provides accounting and other administrative and management services related to payroll administration, human resources, bookkeeping, preparation of financial statements and tax returns, accounts payable and receivable, and other similar functions for a fee of $2,500 per month. As of September 30, 2020, inclusive of certain pass-through direct costs, the Company has approximately $60,000 due to PBM, which is included in due to related party in the condensed consolidated balance sheet.

Note 9—Income Taxes

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on its history of operating losses, the Company believes that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for its deferred tax assets as of September 30, 2020 and December 31, 2019.

On March 27, 2020, the U.S. President signed into law the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), an economic relief package in response to the COVID-19 global pandemic. The CARES Act contains several corporate income tax provisions, including making remaining alternative minimum tax credits immediately refundable; providing a 5-year carryback of net operating loss carryforwards (“NOLs”) generated in tax years 2018, 2019, and 2020, and removing the 80% taxable income limitation on utilization of those NOLs if carried back to prior tax years or utilized in tax years beginning before 2021; and temporarily liberalizing the interest deductibility rules under Section 163(j) of the Tax Cuts and Jobs Act, by raising the adjusted taxable income limitation from 30% to 50% for tax years 2019 and 2020 and giving taxpayers the election of using 2019 adjusted taxable income for purposes of computing 2020 interest deductibility. The Company is still evaluating the impact but does not currently expect the provisions of the CARES Act to have a material effect on the realizability of deferred income tax assets or tax expense.

As of September 30, 2020, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the period from September 20, 2019 (date of inception) through December 31, 2019.

Note 10—Commitments and Contingencies

Litigation

The Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims. From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.

Commitments

As of September 30, 2020, the Company was not a party to any leasing agreements.

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. The Company’s maximum exposure under these arrangements is unknown at September 30, 2020. The Company does not anticipate recognizing any significant losses relating to these arrangements.

Note 11—Subsequent Events

Partnership with Catalent, Inc.

On November 5, 2020, the Company announced a partnership with Catalent, Inc. (“Catalent”) to support the development and manufacturing of the Company’s gene therapies at Catalent’s Maryland-based gene therapy facilities.

License Agreement with Abeona Therapeutics Inc. (Rett)

On October 29, 2020, the Company entered into a license agreement (the “Abeona Rett Agreement”) with Abeona pursuant to which the Company obtained an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses under certain patents, know-how and materials originally developed by the University of North Carolina at Chapel Hill, the University of Edinburgh and Abeona to research, develop, manufacture, have manufactured, use, and commercialize licensed products for gene therapy and the use of related transgenes for Rett syndrome.

Subject to certain obligations of Abeona, the Company is required to use commercially reasonable efforts to develop at least one licensed product and commercialize at least one licensed product in the United States.

In connection with the Abeona Rett Agreement, the Company paid Abeona a one-time upfront license fee of $3.0 million. The Company is obligated to pay Abeona up to $26.5 million in regulatory-related milestones and up to $30.0 million in sales-related milestones per licensed Rett product and high single-digit royalties on net sales of licensed Rett products. Royalties are payable on a licensed product-by-licensed product and country-by-country basis until the latest of the expiration or revocation or complete rejection of the last licensed patent covering such licensed product in the country where the licensed product is sold, the loss of market exclusivity in such country where the product is sold, or, if no licensed product exists in such country and no market exclusivity exists in such country, ten years from first commercial sale of such licensed product in such country.

The Abeona Rett Agreement expires on a country-by-country and licensed product-by-licensed product basis upon the expiration of the last royalty term of a licensed product. Either party may terminate the agreement upon an uncured material breach of the agreement or insolvency of the other party. The Company may terminate the agreement for convenience upon specified prior written notice to Abeona.

Partnership with Invitae Corporation

On October 6, 2020, the Company announced a partnership with Invitae Corporation (“Invitae”) to support Invitae’s Detect Lysosomal Storage Diseases (Detect LSDs) and Behind the Seizure® programs. The partnership is intended to help identify individuals who are eligible for the Company’s Phase 1/2 clinical trial evaluating TSHA-101 in patients with GM2 gangliosidosis and patient identification across the Company’s gene therapy pipeline.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the period from September 20, 2019 (date of inception) through December 31, 2019 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our final prospectus dated September 23, 2020 and filed with the Securities and Exchange Commission, or SEC, on September 25, 2020, pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, or the Securities Act. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us,” and “our” refer to Taysha Gene Therapies, Inc. together with its consolidated subsidiaries.

Forward-Looking Statements

The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and in our other filings with the SEC. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements.

Overview

We are a patient-centric gene therapy company focused on developing and commercializing AAV-based gene therapies for the treatment of monogenic diseases of the central nervous system in both rare and large patient populations. We were founded in partnership with The University of Texas Southwestern Medical Center, or UT Southwestern, to develop and commercialize transformative gene therapy treatments. Together with UT Southwestern, we are advancing a deep and sustainable product portfolio of 18 gene therapy product candidates, with exclusive options to acquire four additional development programs at no cost. By combining our management team’s proven experience in gene therapy drug development and commercialization with UT Southwestern’s world-class gene therapy capabilities, we believe we have created a powerful engine to develop transformative therapies to dramatically improve patients’ lives. We expect to initiate a Phase 1/2 clinical trial of TSHA-101 for the treatment of GM2 gangliosidosis, under a Clinical Trial Application, in Canada by the end of 2020. In addition, we plan to submit investigational new drug applications, or INDs, for four programs to the U.S. Food and Drug Administration, or the FDA, by the end of 2021: TSHA-101, TSHA-102 (Rett syndrome), TSHA-103 (SLC6A1 haploinsufficiency) and TSHA-104 (SURF1 deficiency). We are also developing TSHA-118 (formerly ABO-202) for the treatment of CLN1 disease (or infantile Batten disease) and intend to initiate a Phase 1/2 clinical trial of TSHA-118 under a currently open IND. In addition to our product pipeline candidates, we are building a platform of next-generation technologies to optimize key components of our AAV-based gene therapies, including redosing, transgene regulation and capsid development.

We have a limited operating history. Since our inception, our operations have focused on organizing and staffing our company, business planning, raising capital and entering into collaboration agreements for conducting preclinical research and development activities for our product candidates. All of our lead product candidates are still in the preclinical testing stage. We do not have any product candidates approved for sale and have not generated any revenue from product sales. We have funded our operations through the sale of equity, raising an aggregate of $307.0 million of gross proceeds from our initial public offering and private placements of our convertible preferred stock.

Since our inception, we have incurred significant operating losses. Our net losses were $1.1 million for the period from September 20, 2019 (date of inception) through December 31, 2019, and $41.7 million for the nine months ended September 30, 2020. As of September 30, 2020, we had an accumulated deficit of $42.8 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

•	continue to advance the preclinical and clinical development of our product candidates and preclinical and discovery programs;
•	conduct our planned clinical trial of TSHA-101, as well as initiate and complete additional clinical trials of TSHA-101, TSHA-118, TSHA-102, TSHA-103, TSHA-104 and future product candidates;
•	seek regulatory approval for any product candidates that successfully complete clinical trials;
•	continue to develop our gene therapy product candidate pipeline and next-generation platforms;
•	scale up our clinical and regulatory capabilities;
•	manufacture current good manufacturing practices, or cGMP, material for clinical trials or potential commercial sales;
•	establish and validate a commercial-scale cGMP manufacturing facility;
•

establish a commercialization infrastructure and scale up internal and external manufacturing and distribution capabilities to commercialize any product candidates for which we may obtain regulatory approval;

•	adapt our regulatory compliance efforts to incorporate requirements applicable to marketed products;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional clinical, manufacturing quality control, regulatory, manufacturing and scientific and administrative personnel;
•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts; and
•	incur additional legal, accounting and other expenses in operating as a public company.

License Agreements

Research, Collaboration and License Agreement with The University of Texas Southwestern Medical Center

In November 2019, we entered into the UT Southwestern Agreement with The Board of Regents of the University of Texas System on behalf of UT Southwestern, as amended in April 2020.

In connection with the UT Southwestern Agreement, we obtained an exclusive, worldwide, royalty-free license under certain patent rights of UT Southwestern and a non-exclusive, worldwide, royalty-free license under certain know-how of UT Southwestern, in each case to make, have made, use, sell, offer for sale and import licensed products for use in certain specified indications. Additionally, we obtained a non-exclusive, worldwide, royalty-free license under certain patents and know-how of UT Southwestern for use in all human uses, with a right of first refusal to obtain an exclusive license under certain of such patent rights and an option to negotiate an exclusive license under other of such patent rights. We are required to use commercially reasonable efforts to develop, obtain regulatory approval for, and commercialize at least one licensed product.

In connection with the entry into the UT Southwestern Agreement, we issued to UT Southwestern 2,179,000 shares of our common stock. We do not have any future milestone or royalty obligations to UT Southwestern under the UT Southwestern Agreement, other than costs related to the maintenance of patents.

License Agreement with Queen’s University at Kingston

In February 2020, we entered into a license agreement, or the Queen’s University Agreement, with Queen’s University at Kingston, or Queen’s University. In connection with the Queen’s University Agreement, we obtained an exclusive, perpetual, worldwide, royalty-bearing license, with the right to grant sublicenses, under certain patent rights and know-how of Queen’s University, including certain improvements to the foregoing, to make, have made, use, offer for sale, sell and import licensed products and otherwise exploit such patents and know-how for use in certain specified indications. We also obtained an exclusive right of first negotiation to license certain next generation technology and improvements of Queen’s University that do not constitute an already-licensed improvement to the licensed technology.

In connection with the Queen’s University Agreement, we paid Queen’s University a one-time fee of $3.0 million as an upfront fee and approximately $220,000 to reimburse Queen’s University for certain plasmid production costs. We are obligated to pay Queen’s University up to $10.0 million in the aggregate upon achievement of certain regulatory milestones and up to $10.0 million in the aggregate upon achievement of certain commercial milestones, a low single digit royalty on net sales of licensed products, subject to certain customary reductions, and a percentage of non-royalty sublicensing revenue ranging in the low double digits. Royalties are payable on a licensed product-by-licensed product basis and country-by-country basis until expiration of the last valid claim of a licensed patent covering such licensed product in such country and the expiration of any regulatory exclusivity for such licensed product in such country. Additionally, we are obligated to pay Queen’s University a low double-digit portion of any amounts received by us in connection with the sale of a priority review voucher related to a licensed product, not to exceed a low eight-figure amount.

We were also obligated under the terms of a separate research grant agreement between us and Queen’s University to pay up to a total of $3.8 million to fund certain manufacturing expenses.

License Agreement with Abeona Therapeutics Inc. (CLN1 Disease)

In August 2020, we entered into a license agreement, or the Abeona CLN1 Agreement, with Abeona Therapeutics Inc., or Abeona. In connection with the Abeona CLN1 Agreement, we obtained an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses under certain patents, know-how and materials originally developed by University of North Carolina at Chapel Hill and Abeona to research, develop, manufacture, have manufactured, use, and commercialize licensed products for gene therapy for the prevention, treatment, or diagnosis of CLN1 Disease (or infantile Batten disease) in humans.

In connection with the license grant, we will pay Abeona a one-time upfront license fee of $3.0 million. We are obligated to pay Abeona up to $26.0 million in regulatory-related milestones and up to $30.0 million in sales-related milestones per licensed product and high single-digit royalties on net sales of licensed products. Royalties are payable on a licensed product-by-licensed product and country-by-country basis until the latest of the expiration or revocation or complete rejection of the last licensed patent covering such licensed product in the country where the licensed product is sold, the loss of market exclusivity in such country where the product is sold, or, if no licensed product exists in such country and no market exclusivity exists in such country, ten years from first commercial sale of such licensed product in such country. In addition, concurrent with the Abeona CLN1 Agreement we entered into a purchase and reimbursement agreement with Abeona, pursuant to which we purchased specified inventory from Abeona and reimbursed Abeona for certain research and development costs previously incurred for total consideration of $4.0 million.

The Abeona CLN1 Agreement expires on a country-by-country and licensed product-by-licensed product basis upon the expiration of the last royalty term of a licensed product. Either party may terminate the agreement upon an uncured material breach of the agreement or insolvency of the other party. We may terminate the agreement for convenience upon specified prior written notice to Abeona.

Impact of COVID-19 on Our Business

We have been actively monitoring the novel coronavirus, or COVID-19, situation and its impact globally. Our financial results for the three and nine months ended September 30, 2020 were not impacted by COVID-19, and we currently do not expect any material impact on our financial results for the remainder of 2020. We believe the remote working arrangements and travel restrictions imposed by various governmental jurisdictions have had limited impact on our ability to maintain internal operations during the nine months ended September 30, 2020. The extent to which COVID-19 may impact our business and operations will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak and the effectiveness of actions to contain and treat COVID-19. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions, including to our planned clinical trials and preclinical studies. Any such shutdowns or other business interruptions could result in material and negative effects to our ability to conduct our business in the manner and on the timelines presently planned, which could have a material adverse impact on our business, results of operation and financial condition.

Components of Results of Operations

Revenue

To date, we have not recognized any revenue from any sources, including from product sales, and we do not expect to generate any revenue from the sale of products, if approved, in the foreseeable future. If our development efforts for our product candidates are successful and result in regulatory approval, or license agreements with third parties, we may generate revenue in the future from product sales. However, there can be no assurance as to when we will generate such revenue, if at all.

Operating Expenses

Research and Development Expenses

Research and development expenses primarily consist of preclinical development of our product candidates and discovery efforts, including conducting preclinical studies, manufacturing development efforts, preparing for clinical trials and activities related to regulatory filings for our product candidates. Research and development expenses are recognized as incurred and payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received. Costs incurred in obtaining technology licenses through asset acquisitions are charged to research and development expense if the licensed technology has not reached technological feasibility and has no alternative future use. Research and development expenses include or could include:

•	employee-related expenses, including salaries, bonuses, benefits, stock-based compensation, other related costs for those employees involved in research and development efforts;
•	external research and development expenses incurred under agreements with consultants, contract research organizations, or CROs, investigative sites and consultants to conduct our preclinical studies;
•	costs related to manufacturing material for our preclinical studies and clinical trials, including fees paid to contract manufacturing organizations, or CMOs;
•	laboratory supplies and research materials;
•	costs related to compliance with regulatory requirements; and
•	facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent, maintenance of facilities, insurance and equipment.

Research and development activities are central to our business model. We do not currently track our research and development expenses on a program-by-program basis as such costs are deployed across multiple projects under development. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We plan to substantially increase our research and development expenses for the foreseeable future as we continue the development of our product candidates and manufacturing processes and conduct discovery and research activities for our preclinical programs. We cannot determine with certainty the timing of initiation, the duration or the completion costs of current or future preclinical studies and clinical trials of our product candidates due to the inherently unpredictable nature of preclinical and clinical development. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to the results of ongoing and future preclinical studies and clinical trials, regulatory developments and our ongoing assessments as to each product candidate’s commercial potential. We will need to raise substantial additional capital in the future. Our clinical development costs are expected to increase significantly as we commence clinical trials. Our future expenses may vary significantly each period based on factors such as:

•	expenses incurred to conduct preclinical studies required to advance our product candidates into clinical development;
•	per patient trial costs, including based on the number of doses that patients received;
•	the number of patients who enroll in each trial;
•	the number of trials required for approval;
•	the number of sites included in the trials;
•	the countries in which the trials are conducted;
•	the length of time required to enroll eligible patients;
•	the drop-out or discontinuation rates of patients;
•	potential additional safety monitoring requested by regulatory agencies;
•	the duration of patient participation in the trials and follow-up;
•	the phase of development of the product candidate;
•	third-party contractors failing to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

•	the ability to manufacture of our product candidates;
•

regulators or institutional review boards, or IRBs, requiring that we or our investigators suspend or terminate clinical development for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks; and

•	the efficacy and safety profile of our product candidates.

General and Administrative Expenses

General and administrative expenses consist or will consist principally of salaries and related costs for personnel in executive and administrative functions, including stock-based compensation, travel expenses and recruiting expenses. Other general and administrative expenses include professional fees for legal, consulting, accounting and audit and tax-related services and insurance costs. We began paying salaries and related costs for personnel during the quarter ended June 30, 2020 and granted equity awards to employees and directors during the quarter ended September 30, 2020.

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our expanded infrastructure, as well as the initiation and continuation of our preclinical studies and clinical trials for our product candidates. We also anticipate that our general and administrative expenses will increase as a result of payments for accounting, audit, legal, consulting services, as well as costs associated with maintaining compliance with Nasdaq listing rules and SEC requirements, director and officer liability insurance, investor and public relations activities and other expenses associated with operating as a public company. We anticipate the additional costs for these services will increase our general and administrative expenses by between $6.0 million and $7.0 million on an annual basis, including the cost of director and officer liability insurance.

Results of Operations

Results of Operations for the Three Months Ended September 30, 2020 and for the Period from September 20, 2019 (date of inception) through September 30, 2019

The following table summarizes our results of operations for the three months ended September 30, 2020 and the period from September 20, 2019 (date of inception) through September 30, 2019 (in thousands):

	For the Three Months Ended September 30, 2020	Period from September 20, 2019 (date of inception) through September 30, 2019
Operating expenses:
Research and development	$11,057	$—
General and administrative	3,984	31
Total operating expenses	15,041	31
Loss from operations	(15,041)	(31)
Other expense:

Interest expense	(1)	—
Total other expense	(1)	—
Net loss	$(15,042)	$(31)

Research and Development Expenses

Research and development expenses were $11.1 million for the three months ended September 30, 2020, compared to no expenses for the period from September 20, 2019 (date of inception) through September 30, 2019. The $11.1 million was primarily attributable to $7.0 million of expenses recognized pursuant to the Abeona CLN1 Agreement, as well as $2.8 million in other sponsored research agreements for our various product candidates. Additionally, we incurred regulatory and clinical consulting expenses of $0.6 million and employee compensation and benefits expenses of $0.7 million, which included $0.4 million of non-cash stock-based compensation.

General and Administrative Expenses

General and administrative expenses were $4.0 million for the three months ended September 30, 2020, compared to less than $0.1 million for the period from September 20, 2019 (date of inception) through September 30, 2019. The increase of approximately $4.0 million was primarily attributable to $2.1 million of compensation and benefits related to new hires, which included $0.9 million of non-cash stock-based compensation, $1.4 million in consulting fees, $0.3 million of legal expenses related to general corporate matters and approximately $0.2 million related to insurance and other administrative expenses.

Results of Operations for the Nine Months Ended September 30, 2020 and for the Period from September 20, 2019 (date of inception) through September 30, 2019

The following table summarizes our results of operations for the nine months ended September 30, 2020 and the period from September 20, 2019 (date of inception) through September 30, 2019 (in thousands):

	For the Nine Months Ended September 30, 2020	Period from September 20, 2019 (date of inception) through September 30, 2019
Operating expenses:
Research and development	$19,633	$—
General and administrative	5,002	31
Total operating expenses	24,635	31
Loss from operations	(24,635)	(31)
Other expense:
Change in fair value of preferred stock tranche liability	(17,030)	—
Interest expense	(28)	—
Total other expense	(17,058)	—
Net loss	$(41,693)	$(31)

Research and Development Expenses

Research and development expenses were $19.6 million for the nine months ended September 30, 2020, compared to no expenses for the period from September 20, 2019 (date of inception) through September 30, 2019. The $19.6 million was primarily attributable to $10.0 million of expenses recognized pursuant to the Queen’s University Agreement and the Abeona CLN1 Agreement, $4.1 million related to the manufacture of clinical trial material and $3.9 million in other sponsored research agreements for our various product candidates. Additionally, we incurred regulatory and clinical consulting expenses of $0.8 million and employee compensation and benefits expenses of $0.8 million, which included $0.4 million of non-cash stock-based compensation.

General and Administrative Expenses

General and administrative expenses were $5.0 million for the nine months ended September 30, 2020, compared to less than $0.1 million for the period from September 20, 2019 (date of inception) through September 30, 2019. The increase of approximately $5.0 million was primarily attributable to $2.7 million of compensation and benefits related to new hires, which included $0.9 million of non-cash stock-based compensation, $1.7 million in consulting fees, $0.5 million of legal expenses related to general corporate matters and $0.1 million related to insurance and other administrative expenses.

Other Expense

Change in Fair Value of Preferred Stock Tranche Liability

We determined that our obligation to issue, and the investors’ right to purchase, additional shares of Series A convertible preferred stock pursuant to the milestone closings represented a freestanding financial instrument, or the tranche liability. The tranche liability was initially recorded at fair value. We concluded that the tranche liability met the definition of a freestanding financial instrument, as it was legally detachable and separately exercisable from the initial closing of the Series A convertible preferred stock.

On June 30, 2020, ahead of the anticipated closing of the Series B preferred stock financing at a purchase price of $17.00 per share on July 2, 2020, certain investors elected to exercise in full their options to purchase their pro-rata portion of the milestone shares prior to our achievement of the clinical milestones and purchased 200,000 shares of Series A convertible preferred stock. We remeasured the fair value of the entire tranche liability at June 30, 2020, and recognized a non-cash expense of approximately $17.0 million. The tranche liability was extinguished upon the issuance of the Series A milestone shares on July 1, 2020 and July 2, 2020, and no additional changes in fair value were recorded.

Liquidity and Capital Resources

Overview

Since our inception, we have not generated any revenue and have incurred significant operating losses. As of September 30, 2020, we had cash and cash equivalents of $278.6 million. We have funded our operations through equity financings, raising an aggregate of $307.0 million in gross proceeds from our initial public offering and private placements of convertible preferred stock. Specifically, between March and July 2020, we closed on the sale of an aggregate of 10,000,000 shares of Series A convertible preferred stock for gross proceeds of $30.0 million. In July and August 2020, we closed on the sale of an aggregate of 5,647,048 shares of Series B convertible preferred stock for gross proceeds of $96.0 million. In September 2020, we raised gross proceeds of $181.0 million in our initial public offering.

Funding Requirements

To date, we have not generated any revenues from the commercial sale of approved drug products, and we do not expect to generate substantial revenue for at least the next few years. If we fail to complete the development of our product candidates in a timely manner or fail to obtain their regulatory approval, our ability to generate future revenue will be compromised. We do not know when, or if, we will generate any revenue from our product candidates, and we do not expect to generate significant revenue unless and until we obtain regulatory approval of, and commercialize, our product candidates. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate clinical trials of and seek marketing approval for our product candidates. In addition, if we obtain approval for any of our product candidates, we expect to incur significant commercialization expenses related to sales, marketing, manufacturing and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. We anticipate that we will need substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital requirements into 2023. We intend to devote our existing cash and cash equivalents to the clinical and preclinical development of our product candidates. We have based this estimate on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.

Because of the numerous risks and uncertainties associated with research, development and commercialization of biological products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	the scope, progress, costs and results of discovery, preclinical development, laboratory testing and clinical trials for TSHA-101, TSHA-118, TSHA-102, TSHA-103, TSHA-104 and future product candidates;
•	the extent to which we develop, in-license or acquire other product candidates and technologies in our gene therapy product candidate pipeline;
•

the costs and timing of process development and manufacturing scale-up activities associated with our product candidates and other programs as we advance them through preclinical and clinical development;

•	the number and development requirements of product candidates that we may pursue;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	our headcount growth and associated costs as we expand our research and development capabilities and establish a commercial infrastructure;
•	the costs of establishing and maintaining our own commercial-scale cGMP manufacturing facility;
•

the costs and timing of future commercialization activities, including product manufacturing, marketing, sales, and distribution, for any of our product candidates for which we receive marketing approval;

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;

•	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval; and
•	the costs of operating as a public company.

Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes many years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of product candidates that we do not expect to be commercially available in the near term, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the terms of these equity securities or this debt may restrict our ability to operate. Any future debt financing and equity financing, if available, may involve agreements that include covenants limiting and restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, entering into profit-sharing or other arrangements or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us.

We are continuing to assess the effect that the COVID-19 pandemic may have on our business and operations. The extent to which COVID-19 may impact our business and operations will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, the duration and effect of business disruptions and the short-term effects and ultimate effectiveness of the travel restrictions, quarantines, social distancing requirements and business closures in the United States and other countries to contain and treat the disease. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

Cash Flows

Prior to the issuance and sale of our Series A convertible preferred stock in March 2020, we had no cash. Outstanding accrued expenses of $0.2 million as of December 31, 2019 were paid in 2020 following the receipt of the proceeds from the issuance and sale of our Series A convertible preferred stock.

The following table shows a summary of our cash flows for the nine months ended September 30, 2020 (in thousands):

Nine Months
Ended
September 30,
2020
Net cash used in operating activities	$(10,881)
Net cash used in investing activities	(3,031)
Net cash provided by financing activities	292,546
Net change in cash and cash equivalents	$278,634

Operating Activities

For the nine months ended September 30, 2020 our net cash used in operating activities of $10.9 million primarily consisted of a net loss of $41.7 million, primarily attributable to our spending on research and development expenses. The net loss of $41.7 million was partially offset by changes in working capital of $6.4 million, which was primarily due to increases in accounts payable related to the Abeona clinical materials and development costs of $4.0 million, and $24.4 million in adjustments for non-cash items, primarily the change in the fair value of the preferred stock tranche liability of $17.0 million, the upfront payment to acquire the license rights pursuant to the Queen’s University Agreement for $3.0 million, the upfront expense related to the Abeona CLN1 license agreement for $3.0 million, both of which were recorded as a component of research and development expenses, and stock-based compensation expense of $1.3 million.

Investing Activities

During the nine months ended September 30, 2020, investing activities used $3.0 million of cash attributable to the upfront fee paid pursuant to the Queen’s University Agreement.

Financing Activities

During the nine months ended September 30, 2020, financing activities provided $292.5 million of cash, which was primarily attributable to the receipt of $167.1 million in net proceeds from our initial public offering, $95.8 million in net proceeds from the sale of our Series B convertible preferred stock and $29.6 million in net proceeds from the sale of our Series A convertible preferred stock.

Contractual Obligations and Other Commitments

As of December 31, 2019, we did not have any commitments or contractual obligations. In addition, we enter into agreements in the normal course of business with CROs, CMOs and other vendors for research and development services for operating purposes, which are generally cancelable upon written notice. These payments are therefore not included in our contractual obligations herein.

We have not included milestone or royalty payments or other contractual payment obligations as the timing and amount of such obligations are unknown or uncertain, and are contingent upon the initiation and successful completion of future activities. See Notes 4 and 11 to our unaudited condensed consolidated financial statements located in “Part I – Financial Information, Item 1. Financial Statements” in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Critical Accounting Policies and Significant Judgments and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our financial statements. In accordance with U.S. GAAP, we evaluate our estimates and judgments on an ongoing basis, including those related to accrued expenses, the preferred stock tranche liability and stock-based compensation. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We define our critical accounting policies as those accounting principles that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. While our significant accounting policies are more fully described in Note 2 to our unaudited condensed consolidated financial statements located in “Part I – Financial Information, Item 1. Financial Statements” in this Quarterly Report on Form 10-Q, we believe the following are the critical accounting policies used in the preparation of our financial statements that require significant estimates and judgments.

There were no material changes to our critical accounting policies that are disclosed in our audited financial statements for the period from September 20, 2019 (date of inception) through December 31, 2019 included in our final prospectus dated September 23, 2020, and filed with the SEC on September 25, 2020 pursuant to Rule 424(b)(4).

Recent Accounting Pronouncements

See Note 2 to our unaudited condensed consolidated financial statements located in “Part I – Financial Information, Item 1. Financial Statements” in this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements applicable to our financial statements.

Emerging Growth Company and Smaller Reporting Company Status

In April 2012, the Jumpstart Our Business Startups Act of 2012, or JOBS Act, was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We elected the extended transition period for complying with new or revised accounting standards, which delays the adoption of these accounting standards until they would apply to private companies.

In addition, as an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. These provisions include:

•	an exception from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended;
•	reduced disclosure about our executive compensation arrangements in our periodic reports, proxy statements and registration statements;
•	exemptions from the requirements of holding non-binding advisory votes on executive compensation or golden parachute arrangements; and
•

an exemption from compliance with the requirements of the Public Company Accounting Oversight Board regarding the communication of critical audit matters in the auditor’s report on financial statements.

We may take advantage of these provisions until we no longer qualify as an emerging growth company. We will cease to qualify as an emerging growth company on the date that is the earliest of: (i) December 31, 2025, (ii) the last day of the fiscal year in which we have more than $1.07 billion in total annual gross revenues, (iii) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, or (iv) the date on which we have issued more than $1.0 billion of non-convertible debt over the prior three-year period. We may choose to take advantage of some but not all of these reduced reporting burdens. We have taken advantage of certain reduced reporting requirements in this Quarterly Report on Form 10-Q and our other filings with the SEC. Accordingly, the information contained herein may be different than you might obtain from other public companies in which you hold equity interests.

We are also a “smaller reporting company,” meaning that the market value of our shares held by non-affiliates is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our shares held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our shares held by non-affiliates is less than $700 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because of our investments, including cash equivalents, which may be in the form of a money market fund.

We occasionally contract with vendors globally. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. Transactions denominated in currencies other than the United States dollar are recorded based on exchange rates at the time such transactions arise. We have not engaged in the hedging of our foreign currency transactions to date. As of September 30, 2020, substantially all of our total assets and liabilities were denominated in the United States dollar. We therefore believe that the risk of a significant impact on our loss from operations from foreign currency fluctuations is not substantial.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations for the nine months ended September 30, 2020 and the period from September 20, 2019 (date of inception) through September 30, 2019.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act ), as of the end of the period covered by this Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Form 10-Q was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Internal Controls

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not subject to any material legal proceedings. From time to time, we may be involved in various claims and legal proceedings relating to claims arising out of our operations. We are not currently a party to any legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors.

RISK FACTORS

The following information sets forth risk factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report on Form 10-Q and those we may make from time to time. You should carefully consider the risks described below, in addition to the other information contained in this Quarterly Report on Form 10-Q and our other public filings. Our business, financial condition or results of operations could be harmed by any of these risks. The risks and uncertainties described below are not the only ones we face. Additional risks not presently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations.

Risks Associated with Our Business

Our business is subject to a number of risks of which you should be aware before making a decision to invest in our common stock. These risks are more fully described in this “Risk Factors” section, including the following:

•	We have incurred significant losses since our inception. We expect to incur losses over the next several years and may never achieve or maintain profitability.
•

We will need substantial additional funding to meet our financial obligations and to pursue our business objectives. If we are unable to raise capital when needed, we could be forced to curtail our planned operations and the pursuit of our growth strategy.

•

We were founded in 2019. We have a limited operating history and no history of commercializing products, which may make it difficult for an investor to evaluate the success of our business to date and to assess our future viability.

•

We are very early in our development efforts and all of our product candidates are in preclinical development. If we are unable to successfully develop, receive regulatory approval for and commercialize our product candidates for these or any other indications, or successfully develop any other product candidates, or experience significant delays in doing so, our business will be harmed.

•

Because gene therapy is novel and the regulatory landscape that governs any product candidates we may develop is rigorous, complex, uncertain and subject to change, we cannot predict the time and cost of obtaining regulatory approval, if we receive it at all, for any product candidates we may develop.

•	We intend to identify and develop novel gene therapy product candidates, which makes it difficult to predict the time, cost and potential success of product candidate development.
•

The regulatory approval processes of the U.S. Food and Drug Administration, or the FDA, European Medicines Agency, or the EMA, and comparable foreign authorities are lengthy, time consuming and inherently unpredictable. If we are not able to obtain required regulatory approval for our product candidates, our business will be substantially harmed.

•	We have not yet tested any product candidates in clinical trials. Success in preclinical studies or earlier clinical trials may not be indicative of results in future clinical trials.
•	We may not be successful in our efforts to build a pipeline of additional product candidates or our next-generation platform technologies.
•	Our business and operations may be adversely affected by the evolving and ongoing COVID-19 global pandemic.
•

Gene therapies are novel, complex and difficult to manufacture. We could experience manufacturing problems that result in delays in the development or commercialization of our product candidates or otherwise harm our business.

•

We currently rely exclusively on our collaboration with UT Southwestern for our preclinical research and development programs, including for discovering, preclinically developing and conducting all IND-enabling studies for our lead product candidates and our near-term future pipeline. Failure or delay of UT Southwestern to fulfill all or part of its obligations to us under the agreement, a breakdown in collaboration between the parties or a complete or partial loss of this relationship would materially harm our business.

•

UT Southwestern has entered into collaborations with third parties, including certain of our competitors, addressing targets and disease indications outside the scope of our collaboration. As a result, UT Southwestern may have competing interests with respect to their priorities and resources.

•

Negative public opinion of gene therapy and increased regulatory scrutiny of gene therapy and genetic research may adversely impact the development or commercial success of our current and future product candidates.

•	We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.
•

Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain. We are aware of issued patent or patents issued to REGENXBIO Inc., or REGENX, that claim AAV vectors that have an AAV9 capsid serotype. If we commercialize any of our product candidates prior to the expiry of those patents in 2026 without a license, REGENX could bring an action claiming infringement.

•	If we are unable to obtain or protect intellectual property rights related to any of our product candidates, we may not be able to compete effectively in our market.

Risks Related to our Financial Position and Capital Needs

We have incurred significant losses since our inception. We expect to incur losses over the next several years and may never achieve or maintain profitability.

Since our inception, we have incurred significant net losses, and we expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses were $1.1 million and $41.7 million for the period from September 20, 2019 (the date of our inception) through December 31, 2019 and for the nine months ended September 30, 2020, respectively. As of September 30, 2020, we had an accumulated deficit of $42.8 million. We have financed our operations with $307.0 million in gross proceeds from equity financings, including from our initial public offering and private placements of convertible preferred stock. We have no products approved for commercialization and have never generated any revenue from product sales.

All of our product candidates are still in the preclinical testing stage. We expect to continue to incur significant expenses and operating losses over the next several years. We expect that it could be several years, if ever, before we have a commercialized product. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

•	continue to advance the preclinical and clinical development of our product candidates and preclinical and discovery programs;
•

conduct our planned clinical trials of TSHA-101 and TSHA-118, as well as initiate and complete additional clinical trials of TSHA-101, TSHA-118, TSHA-102, TSHA-103, TSHA-104 and future product candidates;

•	seek regulatory approval for any product candidates that successfully complete clinical trials;
•	continue to develop our gene therapy product candidate pipeline and next-generation platforms;
•	scale up our clinical and regulatory capabilities;
•	manufacture cGMP material for clinical trials or potential commercial sales;
•	establish and validate a commercial-scale cGMP manufacturing facility;
•

establish a commercialization infrastructure and scale up internal and external manufacturing and distribution capabilities to commercialize any product candidates for which we may obtain regulatory approval;

•	adapt our regulatory compliance efforts to incorporate requirements applicable to marketed products;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional clinical, manufacturing quality control, regulatory, manufacturing and scientific and administrative personnel;

•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts; and
•	incur additional legal, accounting and other expenses in operating as a public company.

To date, we have not generated any revenue. To become and remain profitable, we must succeed in developing and eventually commercializing product candidates that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical testing and clinical trials of our product candidates, obtaining regulatory approval, and manufacturing, marketing and selling any product candidates for which we may obtain regulatory approval, as well as discovering and developing additional product candidates. We are only in the preliminary stages of most of these activities and all of our product candidates are in preclinical development. We may never succeed in these activities and, even if we do, may never generate any revenue or revenue that is significant enough to achieve profitability.

Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, maintain our development efforts, obtain product approvals, diversify our offerings or continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

We have a limited operating history and no history of commercializing products, which may make it difficult for an investor to evaluate the success of our business to date and to assess our future viability.

We are a preclinical-stage gene therapy company with a limited operating history. We commenced operations in 2019, and our operations to date have been largely focused on organizing and staffing our company, business planning, raising capital and entering into collaboration and license agreements for conducting preclinical research and development activities for our product candidates and gene therapy pipeline. To date, we have not yet demonstrated our ability to successfully complete clinical trials, including pivotal clinical trials, obtain regulatory approvals, manufacture a product on a commercial scale, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing products.

We may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives. We will need to develop commercial capabilities, and we may not be successful in doing so.

We will need substantial additional funding to meet our financial obligations and to pursue our business objectives. If we are unable to raise capital when needed, we could be forced to curtail our planned operations and the pursuit of our growth strategy.

Our operations have consumed substantial amounts of cash since inception. Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. We expect to continue to incur significant expenses and operating losses over the next several years as we conduct clinical trials of our product candidates, initiate future clinical trials of our product candidates, advance our preclinical programs, seek marketing approval for any product candidates that successfully complete clinical trials and advance any of our other product candidates we may develop or otherwise acquire. In addition, our product candidates, if approved, may not achieve commercial success. Our revenue, if any, will be derived from sales of products that we do not expect to be commercially available for a number of years, if at all. If we obtain marketing approval for any product candidates that we develop or otherwise acquire, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. We also expect an increase in our expenses associated with creating additional infrastructure to support operations as a public company.

As of September 30, 2020, we had cash and cash equivalents of $278.6 million. We believe that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital requirements into 2023. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities, acquisitions of additional product candidates, and changes in regulation. Our future capital requirements will depend on many factors, including:

•	the scope, progress, costs and results of discovery, preclinical development, laboratory testing and clinical trials for TSHA-101, TSHA-118, TSHA-102, TSHA-103, TSHA-104 and future product candidates;
•	the extent to which we develop, in-license or acquire other product candidates and technologies in our gene therapy product candidate pipeline;

•

the costs and timing of process development and manufacturing scale-up activities associated with our product candidates and other programs as we advance them through preclinical and clinical development;

•	the number and development requirements of product candidates that we may pursue;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	our headcount growth and associated costs as we expand our research and development capabilities and establish a commercial infrastructure;
•	the costs of establishing and maintaining our own commercial-scale cGMP manufacturing facility;
•

the costs and timing of future commercialization activities, including product manufacturing, marketing, sales, and distribution, for any of our product candidates for which we receive marketing approval;

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
•	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval; and
•	the costs of operating as a public company.

We will require additional capital to achieve our business objectives. Additional funds may not be available on a timely basis, on favorable terms, or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term business strategy. Further, our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. If we are unable to raise sufficient additional capital, we could be forced to curtail our planned operations and the pursuit of our growth strategy.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial revenue, we may finance our cash needs through a combination of equity offerings, government or private party grants, debt financings and license and collaboration agreements. We do not currently have any other committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams or product candidates, grant licenses on terms that may not be favorable to us or commit to future payment streams. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Risks Related to the Development of our Product Candidates

We are very early in our development efforts and all of our product candidates are in preclinical development. If we are unable to successfully develop, receive regulatory approval for and commercialize our product candidates for these or any other indications, or successfully develop any other product candidates, or experience significant delays in doing so, our business will be harmed.

We are very early in our development efforts and all of our product candidates are still in preclinical development. We expect to commence a Phase 1/2 clinical trial of TSHA-101 by the end of 2020 under a Clinical Trial Agreement, or CTA, with Health Canada, and we intend to initiate a Phase 1/2 clinical trial of TSHA-118 under a currently open IND. Each of our programs and product candidates will require additional preclinical and/or clinical development, regulatory approval, obtaining manufacturing supply, capacity and expertise, building a commercial organization or successfully outsourcing commercialization, substantial investment and significant marketing efforts before we generate any revenue from product sales. We do not have any products that are approved for commercial sale, and we may never be able to develop or commercialize marketable products.

Our ability to generate revenue from our product candidates, which we do not expect will occur for several years, if ever, will depend heavily on the successful development, regulatory approval and eventual commercialization of our product candidates. The success of TSHA-101, TSHA-118, TSHA-102, TSHA-103, TSHA-104 or any other product candidates that we develop or otherwise may acquire will depend on several factors, including:

•	timely and successful completion of preclinical studies, including toxicology studies, biodistribution studies and minimally efficacious dose studies in animals, where applicable, and clinical trials;
•

effective INDs from the U.S. Food and Drug Administration, or the FDA, or comparable foreign applications that allow commencement of our planned clinical trials or future clinical trials for our product candidates;

•	sufficiency of our financial and other resources to complete the necessary preclinical studies and clinical trials;
•	successful enrollment and completion of clinical trials, including under the FDA’s current Good Clinical Practices, or GCPs, and current Good Laboratory Practices;
•	successful development of, or making arrangements with third-party manufacturers for, our commercial manufacturing processes for any of our product candidates that receive regulatory approval;
•	receipt of timely marketing approvals from applicable regulatory authorities;
•	launching commercial sales of products, if approved, whether alone or in collaboration with others;
•	acceptance of the benefits and use of our products, including method of administration, if approved, by patients, the medical community and third-party payors, for their approved indications;
•	the prevalence and severity of adverse events experienced with TSHA-101, TSHA-118, TSHA-102, TSHA-103, TSHA-104 or any other product candidates;
•	the availability, perceived advantages, cost, safety and efficacy of alternative therapies for any product candidate, and any indications for such product candidate, that we develop;
•	our ability to produce TSHA-101, TSHA-118, TSHA-102, TSHA-103, TSHA-104 or any other product candidates we develop on a commercial scale;
•

obtaining and maintaining patent, trademark and trade secret protection and regulatory exclusivity for our product candidates and otherwise protecting our rights in our intellectual property portfolio;

•	maintaining compliance with regulatory requirements, including cGMPs, and complying effectively with other procedures;
•	obtaining and maintaining third-party coverage and adequate reimbursement and patients’ willingness to pay out-of-pocket in the absence of such coverage and adequate reimbursement; and
•	maintaining a continued acceptable safety, tolerability and efficacy profile of the products following approval.

If we are not successful with respect to one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize the product candidates we develop, which would materially harm our business. If we do not receive marketing approvals for any product candidate we develop, we may not be able to continue our operations.

We intend to identify and develop novel gene therapy product candidates, which makes it difficult to predict the time, cost and potential success of product candidate development.

Our strategy is to identify, develop and commercialize gene therapy product candidates using an adeno-associated virus serotype 9, or AAV9, capsid for intrathecal delivery of therapeutic transgenes to certain kinds of cells. Our future success depends on the successful development of these novel therapeutic approaches. To date, very few products that utilize gene transfer have been approved in the United States or Europe and no gene therapy products that utilize an intrathecal method of administration have been approved. There have been a limited number of clinical trials of gene transduction technologies, with only two product candidates ever approved by the FDA.

Although AAV9 has been tested in numerous clinical trials and is used in two currently approved products, we cannot be certain that our AAV9 product candidates will successfully complete preclinical studies and clinical trials, or that they will not cause significant adverse events or toxicities. We also cannot be certain that we will be able to avoid triggering toxicities in our future preclinical studies or clinical trials or that our intrathecal method of administration will not cause unforeseen side effects or other challenges. Any such results could impact our ability to develop a product candidate, including our ability to enroll patients in our clinical trials. As a result of these factors, it is more difficult for us to predict the time and cost of product candidate development, and we cannot predict whether the application of our approach to gene therapy, or any similar or competitive programs, will result in the identification, development, and regulatory approval of any product candidates, or that other gene therapy programs will not be considered better or more attractive. There can be no assurance that any development problems we experience in the future related to our current gene therapy product candidates or any of our research programs will not cause significant delays or unanticipated costs, or that such development problems can be solved. We may also experience delays and challenges in achieving sustainable, reproducible, and scalable production. Any of these factors may prevent us from completing our preclinical studies or clinical trials or commercializing any product candidates we may develop on a timely or profitable basis, if at all.

Because gene therapy is novel and the regulatory landscape that governs any product candidates we may develop is rigorous, complex, uncertain and subject to change, we cannot predict the time and cost of obtaining regulatory approval, if we receive it at all, for any product candidates we may develop.

The regulatory requirements that will govern any novel gene therapy product candidates we develop are not entirely clear and are subject to change. Within the broader genetic medicine field, very few therapeutic products have received marketing authorization from the FDA or EMA. Even with respect to more established products that fit into the categories of gene therapies or cell therapies, the regulatory landscape is still developing. Regulatory requirements governing gene therapy products and cell therapy products have changed frequently and will likely continue to change in the future. Moreover, there is substantial overlap in those responsible for regulation of existing gene therapy products and cell therapy products. For example, in the United States, the FDA has established the Office of Tissues and Advanced Therapies within its Center for Biologics Evaluation and Research, or CBER, to consolidate the review of gene therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review.

Our product candidates will need to meet safety and efficacy standards applicable to any new biologic under the regulatory framework administered by the FDA. In addition to FDA oversight and oversight by IRBs, under guidelines promulgated by the National Institutes of Health, or NIH, gene therapy clinical trials are also subject to review and oversight by an institutional biosafety committee, or IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment. While the NIH guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them. Although the FDA decides whether individual gene therapy protocols may proceed, the review process and determinations of other reviewing bodies can impede or delay the initiation of a clinical trial, even if the FDA has reviewed the trial and approved its initiation.

The same applies in the European Union. The EMA’s Committee for Advanced Therapies, or CAT, is responsible for assessing the quality, safety, and efficacy of advanced-therapy medicinal products. Advanced-therapy medicinal products include gene therapy medicines, somatic-cell therapy medicines and tissue-engineered medicines. The role of the CAT is to prepare a draft opinion on an application for marketing authorization for a gene therapy medicinal candidate that is submitted to the EMA. In the European Union, the development and evaluation of a gene therapy product must be considered in the context of the relevant EU guidelines. The EMA may issue new guidelines concerning the development and marketing authorization for gene therapy products and require that we comply with these new guidelines. As a result, the procedures and standards applied to gene therapy products and cell therapy products may be applied to any gene therapy product candidate we may develop, but that remains uncertain at this point.

Adverse developments in preclinical studies or clinical trials conducted by others in the field of gene therapy and gene regulation products may cause the FDA, the EMA, and other regulatory bodies to revise the requirements for approval of any product candidates we may develop or limit the use of products utilizing gene regulation technologies, either of which could harm our business. In addition, the clinical trial requirements of the FDA, the EMA, and other regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty, and intended use and market of the potential products. The regulatory approval process for product candidates such as ours can be more expensive and take longer than for other, better known, or more extensively studied pharmaceutical or other product candidates. Further, as we are developing novel potential treatments for diseases in which, in some cases, there is little clinical experience with potential new endpoints and methodologies, there is heightened risk that the FDA, the EMA or other regulatory bodies may not consider the clinical trial endpoints to provide clinically meaningful results, and the resulting clinical data and results may be more difficult to analyze. In addition, we may not be able to identify or develop appropriate animal disease models to enable or support planned clinical development. Any natural history studies that we may conduct or rely upon in our clinical development may not be accepted by the FDA, EMA or other regulatory authorities. Regulatory agencies administering existing or future regulations or legislation may not allow production and marketing of products utilizing gene regulation technology in a timely manner or under technically or commercially feasible conditions. In addition, regulatory action or private litigation could result in expenses, delays, or other impediments to our research programs or the commercialization of resulting products. Further, approvals by one regulatory agency may not be indicative of what other regulatory agencies may require for approval.

The regulatory review committees and advisory groups described above and the new guidelines they promulgate may lengthen the regulatory review process, require us to perform additional preclinical studies or clinical trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of these treatment candidates, or lead to significant post-approval limitations or restrictions. As we advance our research programs and develop future product candidates, we will be required to consult with these regulatory and advisory groups and to comply with applicable guidelines. If we fail to do so, we may be required to delay or discontinue development of any product candidates we identify and develop. These additional processes may result in a review and approval process that is longer than we otherwise would have expected. Delays as a result of an increased or lengthier regulatory approval process or further restrictions on the development of our product candidates can be costly and could negatively impact our ability to complete clinical trials and commercialize our current and future product candidates in a timely manner, if at all.

Preclinical studies and clinical trials are expensive, time-consuming, difficult to design and implement and involve an uncertain outcome. Further, we may encounter substantial delays in completing the development of our product candidates.

All of our product candidates are in preclinical development and their risk of failure is high. The clinical trials and manufacturing of our product candidates are, and the manufacturing and marketing of our products, if approved, will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and market our product candidates. Before obtaining regulatory approvals for the commercial sale of any of our product candidates, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that our product candidates are both safe and effective for use in each target indication. In particular, because our product candidates are subject to regulation as biological products, we will need to demonstrate that they are safe, pure and potent for use in their target indications. Each product candidate must demonstrate an adequate risk versus benefit profile in its intended patient population and for its intended use.

Clinical testing is expensive and can take many years to complete, and is subject to uncertainty. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. Failure can occur at any time during the clinical trial process. Even if our future clinical trials are completed as planned, we cannot be certain that their results will support the safety and effectiveness of our product candidates for their targeted indications or support continued clinical development of such product candidates. Our future clinical trial results may not be successful.

In addition, even if such trials are successfully completed, we cannot guarantee that the FDA or foreign regulatory authorities will interpret the results as we do, and more trials could be required before we submit our product candidates for approval. This is particularly true for clinical trials in very rare diseases, such as with TSHA-101 for the treatment of GM2 gangliosidosis, TSHA-118 for the treatment of CLN1 disease (or infantile Batten disease), and TSHA-102 for the treatment of Rett syndrome, where the very small patient population makes it difficult or impossible to conduct two traditional, adequate and well-controlled studies, and therefore the FDA or comparable foreign regulatory authorities are often required to exercise flexibility in approving therapies for such diseases. Moreover, results acceptable to support approval in one jurisdiction may be deemed inadequate by another regulatory authority to support regulatory approval in that other jurisdiction. To the extent that the results of the trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, we may be required to expend significant resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates.

To date, we have not initiated or completed any clinical trials required for the approval of our product candidates. We may experience delays in conducting any clinical trials and we do not know whether our clinical trials will begin on time, need to be redesigned, recruit and enroll patients on time or be completed on schedule, or at all. Events that may prevent successful or timely completion of clinical development include:

•	inability to generate sufficient preclinical, toxicology, or other in vivo or in vitro data to support the initiation of clinical trials;
•	delays in sufficiently developing, characterizing or controlling a manufacturing process suitable for advanced clinical trials, including our natural history studies;
•	delays in developing suitable assays for screening patients for eligibility for trials with respect to certain product candidates;
•	delays in reaching agreement with the FDA, EMA or other regulatory authorities as to the design or implementation of our clinical trials;

•	obtaining regulatory approval to commence a clinical trial;
•

reaching an agreement on acceptable terms with clinical trial sites or prospective CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different clinical trial sites;

•	obtaining IRB approval at each trial site;
•	recruiting suitable patients to participate in a clinical trial;
•	having patients complete a clinical trial or return for post-treatment follow-up;
•	clinical sites, CROs or other third parties deviating from trial protocol or dropping out of a trial;
•	failure to perform in accordance with the FDA’s GCP requirements, or applicable regulatory guidelines in other countries;
•

addressing patient safety concerns that arise during the course of a trial, including occurrence of adverse events associated with the product candidate that are viewed to outweigh its potential benefits;

•	adding a sufficient number of clinical trial sites; or
•	manufacturing sufficient quantities of product candidate for use in clinical trials.

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates or significantly increase the cost of such trials, including:

•	we may experience changes in regulatory requirements or guidance, or receive feedback from regulatory authorities that requires us to modify the design of our clinical trials;
•

clinical trials of our product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon development programs;

•

the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate;

•	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
•

we or our investigators might have to suspend or terminate clinical trials of our product candidates for various reasons, including non-compliance with regulatory requirements, a finding that our product candidates have undesirable side effects or other unexpected characteristics, or a finding that the participants are being exposed to unacceptable health risks;

•	the cost of clinical trials of our product candidates may be greater than we anticipate and we may not have funds to cover the costs;
•	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate;
•	regulators may revise the requirements for approving our product candidates, or such requirements may not be as we anticipate; and
•	any future collaborators that conduct clinical trials may face any of the above issues, and may conduct clinical trials in ways they view as advantageous to them but that are suboptimal for us.

If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

•	incur unplanned costs;
•	be delayed in obtaining marketing approval for our product candidates or not obtain marketing approval at all;
•	obtain marketing approval in some countries and not in others;
•	obtain marketing approval for indications or patient populations that are not as broad as intended or desired;

•	obtain marketing approval with labeling that includes significant use or distribution restrictions or safety warnings, including boxed warnings or Risk Evaluation and Mitigation Strategies, or REMS;
•	be subject to additional post-marketing testing requirements; or
•	have the product removed from the market after obtaining marketing approval.

We could encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by the Data Safety Monitoring Board for such trial or by the FDA, EMA or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA, EMA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

All of our product candidates will require extensive clinical testing before we are prepared to submit a biologics license application, or BLA, or marketing authorization application, or MAA, for regulatory approval. We cannot predict with any certainty if or when we might complete the clinical development for our product candidates and submit a BLA or MAA for regulatory approval of any of our product candidates or whether any such BLA or MAA will be approved. We may also seek feedback from the FDA, EMA or other regulatory authorities on our clinical development program, and the FDA, EMA or such regulatory authorities may not provide such feedback on a timely basis, or such feedback may not be favorable, which could further delay our development programs.

We cannot predict with any certainty whether or when we might complete a given clinical trial. If we experience delays in the commencement or completion of our clinical trials, or if we terminate a clinical trial prior to completion, the commercial prospects of our product candidates could be harmed, and our ability to generate revenues from our product candidates may be delayed or lost. In addition, any delays in our clinical trials could increase our costs, slow down the development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may harm our business, financial condition and results of operations. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

The regulatory approval processes of the FDA, EMA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable. If we are not able to obtain required regulatory approval for our product candidates, our business will be substantially harmed.

The time required to obtain approval or other marketing authorizations by the FDA, EMA and comparable foreign authorities is unpredictable, and it typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, and the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate, and it is possible that we may never obtain regulatory approval for any product candidates we may seek to develop in the future. Neither we nor any current or future collaborator is permitted to market any drug product candidates in the United States until we receive regulatory approval of a BLA from the FDA, and we cannot market it in the European Union until we receive approval for a MAA from the EMA, or other required regulatory approval in other countries. To date, we have had only limited discussions with the FDA regarding clinical development programs or regulatory approval for any product candidate within the United States. In addition, we have only had limited discussions with Health Canada, and no discussions with the EMA and other comparable foreign authorities, regarding clinical development programs or regulatory approval for any product candidate outside of the United States.

Prior to obtaining approval to commercialize any drug product candidate in the United States or abroad, we must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA or foreign regulatory agencies, that such product candidates are safe, pure and effective for their intended uses. Results from preclinical studies and clinical trials can be interpreted in different ways. Even if we believe the preclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. The FDA may also require us to conduct additional preclinical studies or clinical trials for our product candidates either prior to or after approval, or it may object to elements of our clinical development programs.

Of the large number of products in development, only a small percentage successfully complete the FDA or foreign regulatory approval processes and are commercialized. The lengthy approval and marketing authorization process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval and marketing authorization to market our product candidates, which would significantly harm our business, financial condition, results of operations and prospects.

We have invested a significant portion of our time and financial resources in the development of our preclinical product candidates. Our business is dependent on our ability to successfully complete preclinical and clinical development of, obtain regulatory approval for, and, if approved, successfully commercialize TSHA-101, TSHA-118, TSHA-102, TSHA-103, TSHA-104 and any future product candidates in a timely manner.

Even if we eventually complete clinical testing and receive approval of a BLA or foreign marketing application for TSHA-101, TSHA-118, TSHA-102, TSHA-103, TSHA-104 or any future product candidates, the FDA, EMA or the applicable foreign regulatory agency may grant approval or other marketing authorization contingent on the performance of costly additional clinical trials, including post-marketing clinical trials. The FDA, EMA or the applicable foreign regulatory agency also may approve or authorize for marketing a product candidate for a more limited indication or patient population than we originally request, and the FDA, EMA or applicable foreign regulatory agency may not approve or authorize the labeling that we believe is necessary or desirable for the successful commercialization of a product candidate. Any delay in obtaining, or inability to obtain, applicable regulatory approval or other marketing authorization would delay or prevent commercialization of that product candidate and would materially adversely impact our business and prospects.

In addition, the FDA, EMA and other regulatory authorities may change their policies, issue additional regulations or revise existing regulations, or take other actions, which may prevent or delay approval of our future products under development on a timely basis. Such policy or regulatory changes could impose additional requirements upon us that could delay our ability to obtain approvals, increase the costs of compliance or restrict our ability to maintain any marketing authorizations we may have obtained.

We have not yet tested any product candidates in clinical trials. Success in preclinical studies or earlier clinical trials may not be indicative of results in future clinical trials.

Success in preclinical testing and early clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. Preclinical tests and Phase 1 and Phase 2 clinical trials are primarily designed to test safety, to study pharmacokinetics and pharmacodynamics and to understand the side effects of product candidates at various doses and schedules. Success in preclinical or animal studies and early clinical trials does not ensure that later large-scale efficacy trials will be successful nor does it predict final results. For example, we may be unable to identify suitable animal disease models for our product candidates, which could delay or frustrate our ability to proceed into clinical trials or obtain marketing approval. Our product candidates may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies or having successfully advanced through initial clinical trials. Further, both our planned Phase 1/2 clinical trial of TSHA-101 and our planned Phase 1/2 clinical trial of TSHA-118 will involve a small patient population. Because of the small sample sizes, the results of these trials may not be indicative of results of future clinical trials. Further, although other gene therapy clinical trials conducted by others also utilized AAV9 vectors, these trials should not be relied upon as evidence that our planned clinical trials will succeed.

Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in preclinical testing and earlier-stage clinical trials. Data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, we may experience regulatory delays or rejections as a result of many factors, including changes in regulatory policy during the period of our product candidate development. Any such delays could negatively impact our business, financial condition, results of operations and prospects.

Interim “top-line” and preliminary results from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publish interim top-line or preliminary results from our clinical trials. Interim results from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or top-line results also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Differences between preliminary or interim data and final data could significantly harm our business prospects and may cause the trading price of our common stock to fluctuate significantly.

Our preclinical studies and clinical trials may fail to demonstrate the safety and efficacy of our product candidates, or serious adverse or unacceptable side effects may be identified during the development of our product candidates, which could prevent or delay regulatory approval and commercialization, increase our costs or necessitate the abandonment or limitation of the development of some of our product candidates.

Before obtaining regulatory approvals for the commercial sale of our product candidates, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that our product candidates are safe, pure and effective for use in each target indication, and failures can occur at any stage of testing. Preclinical studies and clinical trials often fail to demonstrate safety or efficacy of the product candidate studied for the target indication. Among the risks in any gene therapy product based on viral vectors are the risks of immunogenicity, elevated liver enzymes and insertional oncogenesis, which is the process whereby the insertion of a functional gene near a gene that is important in cell growth or division results in uncontrolled cell division, which could potentially enhance the risk of malignant transformation.

While new AAV vectors have been developed to reduce side effects previously reported in third-party gene therapy treatments, and AAV9 has been generally well tolerated in clinical trials and in approved products, gene therapy is still a relatively new approach to disease treatment and additional adverse side effects could develop. There also is the potential risk of delayed adverse events following exposure to gene therapy products due to persistent biologic activity of the genetic material or other components of products used to carry the genetic material.

Possible adverse side effects that could occur with treatment with gene therapy products include an immunologic reaction early after administration, which, while not necessarily adverse to the patient’s health, could substantially limit the effectiveness of the treatment. For example, in previous third-party clinical trials involving other AAV vectors for gene therapy, some subjects experienced the development of a T-cell antibody response, whereby after the vector is within the target cells, the cellular immune response system triggers the removal of transduced cells by activated T-cells. Other preclinical studies have suggested that high dosages of AAV administration may result in toxicity due to degeneration of the dorsal root ganglia. If our vectors demonstrate a similar effect in other programs, we may decide or be required to perform additional preclinical studies or to halt or delay further clinical development of our product candidates.

In addition to side effects caused by the product candidate, the administration process or related procedures also can cause adverse side effects. Each of our lead product candidates are expected to be administered by intrathecal injection. While this method of administration has been available for decades, its use for therapies is relatively new, no gene therapy is currently approved for intrathecal administration, and it may be perceived as having greater risk than more common methods of administration, such as intravenous injection. If any such adverse events occur, our clinical trials could be suspended or terminated. If we cannot demonstrate that any adverse events were not caused by the drug or administration process or related procedures, the FDA, EMA or foreign regulatory authorities could order us to cease further development of, or deny approval of, our product candidates for any or all targeted indications. Even if we are able to demonstrate that all future serious adverse events are not product-related, such occurrences could affect patient recruitment or the ability of enrolled patients to complete the trial. Moreover, if we elect, or are required, to not initiate, delay, suspend or terminate any future clinical trial of any of our product candidates, the commercial prospects of such product candidates may be harmed and our ability to generate product revenues from any of these product candidates may be delayed or eliminated. Any of these occurrences may harm our ability to develop other product candidates, and may harm our business, financial condition and prospects significantly.

If our product candidates are associated with side effects in clinical trials or have characteristics that are unexpected, we may need to abandon their development or limit development to more narrow uses in which the side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. The FDA or an IRB may also require that we suspend, discontinue, or limit our clinical trials based on safety information, or that we conduct additional animal or human studies regarding the safety and efficacy of our product candidates which we have not planned or anticipated. Such findings could further result in regulatory authorities failing to provide marketing authorization for our product candidates or limiting the scope of the approved indication, if approved. Many product candidates that initially showed promise in early stage testing have later been found to cause side effects that prevented further development of the product candidate.

Additionally, if one or more of our product candidates receives marketing approval, and we or others identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may withdraw approvals of such product;
•	regulatory authorities may require additional warnings on the labels;
•	we may be required to create a medication guide outlining the risks of such side effects for distribution to patients or other requirements subject to a REMS;

•	we could be sued and held liable for harm caused to patients;
•	we may not be able to achieve or maintain third-party payor coverage and adequate reimbursement; and
•	our reputation and physician or patient acceptance of our products may suffer.

There can be no assurance that we will resolve any issues related to any product-related adverse events to the satisfaction of the FDA or foreign regulatory agency in a timely manner or at all. Moreover, any of these events could prevent us from achieving or maintaining market acceptance of the particular product candidate, if approved, and could significantly harm our business, results of operations and prospects.

As an organization, we are preparing to conduct our first Phase 1/2 clinical trial, and have never conducted pivotal clinical trials, and may be unable to do so for any product candidates we may develop, including TSHA-101, TSHA-118, TSHA-102, TSHA-103 and TSHA-104.

We will need to successfully complete our ongoing and planned clinical trials, including pivotal clinical trials, in order to obtain FDA approval to market our product candidates. Carrying out later-stage clinical trials and the submission of a successful BLA is a complicated process. As an organization, we are preparing to conduct our first Phase 1/2 clinical trial, have not previously conducted any later stage or pivotal clinical trials, have limited experience in preparing, submitting and prosecuting regulatory filings and have not previously submitted a BLA for any product candidate. In addition, we have had limited interactions with the FDA and cannot be certain how many additional clinical trials of our product candidates will be required or how such trials should be designed. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to BLA submission and approval of any product candidate. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in commercializing our product candidates.

The disorders we seek to treat have low prevalence and it may be difficult to identify and enroll patients with these disorders. If we experience delays or difficulties in the enrollment and/or maintenance of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

Successful and timely completion of clinical trials will require that we enroll a sufficient number of patients. Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors, including the size and nature of the patient population and competition for patients with other trials. Genetic diseases generally, and especially the rare diseases for which some of our current product candidates are targeted, have low incidence and prevalence. For example, we estimate global incidence of GM2 gangliosidosis, the target indication for TSHA-101, is approximately 1 in 150,000 live births, and accordingly it may be difficult for us to identify and timely recruit a sufficient number of eligible patients to conduct our clinical trials. Further, any natural history studies that we or our collaborators may conduct may fail to provide us with patients for our clinical trials because patients enrolled in the natural history studies may not be good candidates for our clinical trials, or may choose to not enroll in our clinical trials.

Trials may be subject to delays as a result of patient enrollment taking longer than anticipated or patient withdrawal. We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA, EMA or foreign regulatory authorities. We cannot predict how successful we will be at enrolling subjects in future clinical trials. Subject enrollment is affected by other factors including:

•	the eligibility criteria for the trial in question;
•	the size of the patient population and process for identifying patients;
•	the perceived risks and benefits of the product candidate in the trial, including relating to AAV9-based gene therapy approaches and intrathecal delivery systems;
•	the availability of competing commercially available therapies and other competing therapeutic candidates’ clinical trials;
•	the willingness of patients to be enrolled in our clinical trials;
•	the efforts to facilitate timely enrollment in clinical trials;
•

potential disruptions caused by the COVID-19 pandemic, including difficulties in initiating clinical sites, enrolling and retaining participants, diversion of healthcare resources away from clinical trials, travel or quarantine policies that may be implemented, and other factors;

•	the patient referral practices of physicians;

•	the ability to monitor patients adequately during and after treatment; and
•	the proximity and availability of clinical trial sites for prospective patients.

Our inability to enroll a sufficient number of patients for clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether. Enrollment delays in these clinical trials may result in increased development costs for our product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing. Furthermore, we expect to rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials and we will have limited influence over their performance.

Furthermore, even if we are able to enroll a sufficient number of patients for our clinical trials, we may have difficulty maintaining enrollment of such patients in our clinical trials.

We may seek orphan drug designation for some of our product candidates and we may be unsuccessful, or may be unable to maintain the benefits associated with orphan drug designation, including the potential for market exclusivity, for product candidates for which we obtain orphan drug designation.

Regulatory authorities in some jurisdictions, including the United States, may designate drugs or biologics intended to treat relatively small patient populations as orphan drug products. Under the Orphan Drug Act, the FDA may designate a drug or biologic as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or a patient population of 200,000 or more in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States.

In the United States, orphan drug designation entitled a party to financial incentives such as tax advantages and user fee waivers. Opportunities for grant funding toward clinical trial costs may also be available for clinical trials of drugs or biologics for rare diseases, regardless of whether the drugs or biologics are designated for the orphan use. In addition, if a drug or biologic with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a seven year period of marketing exclusivity, which precludes the FDA from approving another marketing application for the same drug and indication for that time period, except in limited circumstances. If our competitors are able to obtain orphan drug exclusivity prior to us, for products that constitute the “same drug” and treat the same indications as our product candidates, we may not be able to have competing products approved by the applicable regulatory authority for a significant period of time.

We have obtained orphan drug designation from the FDA for TSHA-101 for treatment of GM2 gangliosidosis, TSHA-102 for the treatment of Rett syndrome, TSHA-103 for the treatment of SLC6A1-related disorder and TSHA-104 for the treatment of SURF1 deficiency. In addition, TSHA-118 has received orphan drug designation for the treatment of CLN1 disease from the FDA and EMA. We may seek orphan designation for certain of our other current and future product candidates. However, we may be unsuccessful in obtaining orphan drug designation for these or other product candidates, and may be unable to maintain the benefits associated with orphan drug designation. Even if we obtain orphan drug exclusivity for any of our product candidates, that exclusivity may not effectively protect those product candidates from competition because different drugs can be approved for the same condition, and orphan drug exclusivity does not prevent the FDA from approving the same or a different drug in another indication. Even after an orphan drug is granted orphan exclusivity and approved, the FDA can subsequently approve a later application for the same drug for the same condition before the expiration of the seven-year exclusivity period if the FDA concludes that the later drug is clinically superior in that it is shown to be safer in a substantial portion of the target populations, more effective or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. Moreover, orphan-drug-exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to manufacture sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

We have received rare pediatric disease designation for TSHA-101 for the treatment of GM2 gangliosidosis, TSHA-118 for the treatment of CLN1 disease, TSHA-102 for the treatment of Rett syndrome, TSHA-103 for the treatment of SLC6A1 haploinsufficiency and TSHA-104 for the treatment of SURF1 deficiency. However, a marketing application for TSHA-101, TSHA-118, TSHA-102, TSHA-103 and TSHA-104, if approved, may not meet the eligibility criteria for a priority review voucher or the rare pediatric disease designation program may sunset before FDA is able consider us for a voucher.

We have received rare pediatric disease designation for TSHA-101 for the treatment of GM2 gangliosidosis (Tay-Sachs Disease and Sandhoff Disease), TSHA-118 for the treatment of CLN1 disease, TSHA-102 for the treatment of Rett syndrome, TSHA-

103 for the treatment of SLC6A1 haploinsufficiency and TSHA-104 for the treatment of SURF1 deficiency. Designation of a drug or biologic as a product for a rare pediatric disease does not guarantee that a BLA for such drug or biologic will meet the eligibility criteria for a rare pediatric disease priority review voucher at the time the application is approved. Under the Federal Food, Drug, and Cosmetic Act, we will need to request a rare pediatric disease priority review voucher in our original BLA for TSHA-101, TSHA-118, TSHA-102, TSHA-103, TSHA-104 and any other candidates for which we submit a marketing application. The FDA may determine that a BLA for TSHA-101, TSHA-118, TSHA-102, TSHA-103 or TSHA-104, if approved, does not meet the eligibility criteria for a priority review voucher, including for the following reasons:

•	GM2 gangliosidosis, CLN1 disease, Rett syndrome, SLC6A1 haploinsufficiency or SURF1 deficiency no longer meet the definition of a rare pediatric disease;
•	the BLA contains an active ingredient (including any ester or salt of the active ingredient) that has been previously approved in a BLA;
•	the BLA is not deemed eligible for priority review;
•

the BLA does not rely on clinical data derived from studies examining a pediatric population and dosages of the drug intended for that population (that is, if the BLA does not contain sufficient clinical data to allow for adequate labeling for use by the full range of affected pediatric patients); or

•	the BLA is approved for a different adult indication than the rare pediatric disease for which TSHA-101, TSHA-118, TSHA-102, TSHA-103 or TSHA-104 are designated.

The authority for the FDA to award rare pediatric disease priority review vouchers for drugs that have received rare pediatric disease designation prior to December 11, 2020 currently expires on December 11, 2022. If the BLA for TSHA-101, TSHA-118, TSHA-102, TSHA-103 or TSHA-104 is not approved prior to December 11, 2022 for any reason, regardless of whether it meets the criteria for a rare pediatric disease priority review voucher, it will not be eligible for a priority review voucher. However, it is also possible the authority for FDA to award rare pediatric disease priority review vouchers will be further extended through Federal lawmaking.

We have received fast track designation for TSHA-118 for the treatment of CLN1 disease, and we may seek fast track designation for our other product candidates. Even if received, fast track designation may not actually lead to a faster review or approval process and does not increase the likelihood that our product candidates will receive marketing approval.

We have received fast track designation for TSHA-118 for the treatment of neurocognitive manifestations of the patients with CLN1 disease, and we may seek fast track designation for our other product candidates. If a drug or biologic is intended for the treatment of a serious or life-threatening condition and the product demonstrates the potential to address unmet medical needs for this condition, the sponsor may apply for FDA fast track designation for a particular indication. There is no assurance that the FDA will grant this status to any of our other proposed product candidates. If granted, fast track designation makes a product eligible for more frequent interactions with FDA to discuss the development plan and clinical trial design, as well as rolling review of the application, which means that the company can submit completed sections of its marketing application for review prior to completion of the entire submission. Marketing applications of products candidates with fast track designation may qualify for priority review under the policies and procedures offered by the FDA, but the fast track designation does not assure any such qualification or ultimate marketing approval by the FDA. The FDA has broad discretion whether or not to grant fast track designation, so even if we believe a particular product candidate is eligible for this designation, there can be no assurance that the FDA would decide to grant it. Even if we do receive fast track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures, and receiving a fast track designation does not provide any assurance of ultimate FDA approval. In addition, the FDA may withdraw fast track designation at any time if it believes that the designation is no longer supported by data from our clinical development program.

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and management resources, we must focus on development programs and product candidates that we identify for specific indications. As such, we are currently primarily focused on the development of our first five programs: TSHA-101 (GM2 gangliosidosis), TSHA-118 (CLN1 disease), TSHA-102 (Rett syndrome), TSHA-103 (SLC6A1 haploinsufficiency) and TSHA-104 (SURF1 deficiency). As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications for these product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

We plan to conduct and may in the future conduct additional clinical trials for our product candidates outside the United States, and the FDA and similar foreign regulatory authorities may not accept data from such trials.

We plan to conduct a clinical trial in Canada and may in the future choose to conduct additional clinical trials outside the United States, including in Australia, Europe or other foreign jurisdictions. The acceptance of trial data from clinical trials conducted outside the United States by the FDA may be subject to certain conditions. In cases where data from clinical trials conducted outside the United States are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practice; (ii) the trials were performed by clinical investigators of recognized competence and (iii) the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory bodies have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any similar foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any similar foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.

We may not be successful in our efforts to build a pipeline of additional product candidates.

Our business model is centered on developing therapies for patients with rare, monogenic central nervous system disorders by establishing focused selection criteria to select, develop and advance product candidates that we believe will have a high probability of technical and regulatory success through development into commercialization. We may not be able to continue to identify and develop new product candidates, including from our next-generation platform technologies, in addition to the pipeline of product candidates that we have established through our collaboration with UT Southwestern. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify may not be suitable for clinical development. For example, they may be shown to have harmful side effects or other characteristics that indicate that they are unlikely to be drugs that will receive marketing approval and achieve market acceptance. If we do not successfully develop and commercialize product candidates based upon our approach, we will not be able to obtain product revenue in future periods, which likely would result in significant harm to our financial position and adversely affect our stock price.

If we do not achieve our projected development goals in the time frames we announce and expect, the commercialization of our products may be delayed.

From time to time, we may estimate the timing of the accomplishment of various scientific, clinical, regulatory, manufacturing and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of preclinical studies and clinical trials and the submission of regulatory filings, including IND submissions. From time to time, we may publicly announce the expected timing of some of these milestones. All of these milestones are, and will be, based on a variety of assumptions. The actual timing of these milestones can vary significantly compared to our estimates, in some cases for reasons beyond our control. We may experience numerous unforeseen events during, or as a result of, any future clinical trials that we conduct that could delay or prevent our ability to receive marketing approval or commercialize our product candidates.

Our business and operations may be adversely affected by the evolving and ongoing COVID-19 global pandemic.

Our business and operations may be adversely affected by the effects of the recent and evolving COVID-19 virus, which was declared by the World Health Organization as a global pandemic. The COVID-19 pandemic has resulted in travel and other restrictions in order to reduce the spread of the disease, including public health directives and orders in the United States and the European Union that, among other things and for various periods of time, directed individuals to shelter at their places of residence, directed businesses and governmental agencies to cease non-essential operations at physical locations, prohibited certain non-essential gatherings and events and ordered cessation of non-essential travel. Future remote work policies and similar government orders or other restrictions on the conduct of business operations related to the COVID-19 pandemic may negatively impact productivity and may disrupt our ongoing research and development activities and our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. Further, such orders also may impact the availability or cost of materials, which would disrupt our supply chain and manufacturing efforts and could affect our ability to conduct ongoing and planned clinical trials and preparatory activities.

Although our planned clinical trials have not been impacted by the COVID-19 pandemic to date, we may experience related disruptions in the future that could severely impact our clinical trials, including:

•	delays, difficulties or a suspension in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
•	interruptions in our ability to manufacture and deliver drug supply for trials;
•

diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

•

changes in local regulations as part of a response to the COVID-19 outbreak that may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;

•

interruption of key clinical trial activities, such as clinical trial site monitoring, and the ability or willingness of subjects to travel to trial sites due to limitations on travel imposed or recommended by federal or state governments, employers and others;

•

limitations in employee resources that would otherwise be focused on the conduct of our clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people;

•

delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees; and

•	refusal of the FDA to accept data from clinical trials in these affected geographies.

The spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

The global COVID-19 pandemic continues to rapidly evolve. The extent to which the COVID-19 pandemic impacts our business and operations, including our clinical development and regulatory efforts, will depend on future developments that are highly uncertain and cannot be predicted with confidence at the time of this Quarterly Report on Form 10-Q, such as the ultimate geographic spread of the disease, the duration of the outbreak, the duration and effect of business disruptions and the short-term effects and ultimate effectiveness of the travel restrictions, quarantines, social distancing requirements and business closures in the United States and other countries to contain and treat the disease. Accordingly, we do not yet know the full extent of potential delays or impacts on our business, our clinical and regulatory activities, healthcare systems or the global economy as a whole. However, these impacts could adversely affect our business, financial condition, results of operations and growth prospects.

In addition, to the extent the ongoing COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described in this “Risk Factors” section.

The United Kingdom’s withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business.

Following the result of a referendum in 2016, the United Kingdom left the European Union on January 31, 2020, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed to by the United Kingdom and the European Union, the United Kingdom will be subject to a transition period until December 31, 2020, or the Transition Period, during which European Union rules will continue to apply. Negotiations between the United Kingdom and the European Union are expected to continue in relation to the customs and trading relationship between the United Kingdom and the European Union following the expiry of the Transition Period.

Since a significant proportion of the regulatory framework in the United Kingdom is applicable to our business and our product candidates is derived from European Union directives and regulations, Brexit, following the Transition Period, could materially impact the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the United Kingdom or the European Union. For example, as a result of the uncertainty surrounding

Brexit, the EMA relocated to Amsterdam from London. Following the Transition Period, the United Kingdom will no longer be covered by the centralized procedures for obtaining European Union-wide marketing and manufacturing authorizations from the EMA and, unless a specific agreement is entered into, a separate process for authorization of drug products will be required in the United Kingdom, the potential process for which is currently unclear. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom or the European Union and limit our ability to generate revenue and achieve and sustain profitability. In addition, we may be required to pay taxes or duties or be subjected to other hurdles in connection with the importation of our product candidates into the European Union, or we may incur expenses in establishing a manufacturing facility in the European Union in order to circumvent such hurdles. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom or the European Union for our product candidates, or incur significant additional expenses to operate our business, which could significantly and materially harm or delay our ability to generate revenues or achieve profitability of our business. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the impacted nations and the United Kingdom. It is also possible that Brexit may negatively affect our ability to attract and retain employees, particularly those from the European Union.

Risks Related to the Manufacturing of our Product Candidates

Gene therapies are novel, complex and difficult to manufacture. We could experience manufacturing problems that result in delays in the development or commercialization of our product candidates or otherwise harm our business.

The manufacture of gene therapy products is technically complex and necessitates substantial expertise and capital investment. Production difficulties caused by unforeseen events may delay the availability of material for our clinical studies.

We currently rely on the UT Southwestern Gene Therapy program to manufacture our product candidates. Although we intend to establish our own manufacturing facility to provide clinical and commercial supply of our product candidates, we expect to rely on UT Southwestern for our manufacturing needs for the foreseeable future. To date, UT Southwestern has met our manufacturing requirements and quality standards for our program materials, and we expect that UT Southwestern will be capable of providing sufficient quantities of our program materials to meet anticipated clinical trial scale demands. We believe that there are alternate sources of supply for our program materials that can satisfy our clinical and commercial requirements, although we cannot be certain that identifying and establishing relationships with such sources, if necessary, would not result in significant delay or material additional costs.

The manufacturers of pharmaceutical products must comply with strictly enforced cGMP requirements, state and federal regulations, as well as foreign requirements when applicable. Any failure of us or our CMOs to adhere to or document compliance to such regulatory requirements could lead to a delay or interruption in the availability of our program materials for clinical trials or enforcement action from the FDA, EMA or foreign regulatory authorities. If we or our manufacturers were to fail to comply with the FDA, EMA or other regulatory authority, it could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates. Our potential future dependence upon others for the manufacture of our product candidates may also adversely affect our future profit margins and our ability to commercialize any product candidates that receive regulatory approval on a timely and competitive basis.

Biological products are inherently difficult to manufacture. Although we believe that the manufacture of our product candidates may be simplified due to their shared raw materials and other similarities, we cannot be certain that this will be the case and we may be required to develop manufacturing methods that ultimately differ significantly between product candidates, which would require that we invest substantial time and capital to develop suitable manufacturing methods. Our program materials are manufactured using technically complex processes requiring specialized equipment and facilities, highly specific raw materials, cells, and reagents, and other production constraints. Our production process requires a number of highly specific raw materials, cells and reagents with limited suppliers. Even though we aim to have backup supplies of raw materials, cells and reagents whenever possible, we cannot be certain they will be sufficient if our primary sources are unavailable. A shortage of a critical raw material, cell line, or reagent, or a technical issue during manufacturing may lead to delays in clinical development or commercialization plans. We are particularly susceptible to any shortages, delays or our inability to obtain suitable AAV9 raw materials, given that all of our current and planned product candidates require this starting material. Any changes in the manufacturing of components of the raw materials we use could result in unanticipated or unfavorable effects in our manufacturing processes, resulting in delays.

We and our contract manufacturers for AAV9 are subject to significant regulation with respect to manufacturing our products. The third-party manufacturing facilities on which we rely, and any manufacturing facility that we may have in the future, may have limited capacity or fail to meet the applicable stringent regulatory requirements.

We currently have relationships with a limited number of suppliers for the manufacturing of plasmids and viruses, components of our product candidates. However, if we experience slowdowns or problems with our facility or those of our manufacturing partners and are unable to establish or scale our internal manufacturing capabilities, we will need to continue to contract with manufacturers that can produce the preclinical, clinical and commercial supply of our products. Each supplier may require licenses to manufacture such components if such processes are not owned by the supplier or in the public domain and we may be unable to license such intellectual property rights on reasonable commercial terms or to transfer or sublicense the intellectual property rights we may have with respect to such activities.

All entities involved in the preparation of therapeutics for clinical trials or commercial sale, including our existing CMOs for components of our product candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials in the European Union must be manufactured in accordance with cGMP. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We are at an increased risk given that our product candidates have been and for the foreseeable future will be produced on the same manufacturing lines, which could, for example, lead to issues with cross-contamination. We or our CMOs must supply all necessary documentation in support of a BLA or MAA on a timely basis. Our facilities and quality systems and the facilities and quality systems of some or all of our third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates or any of our other potential products. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidates or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted, and they could put a hold on one or more of our clinical trials if the facilities of our contract development and manufacturing organizations do not pass such audit or inspections. If these facilities do not pass a pre-approval plant inspection, FDA approval of the products will not be granted.

The regulatory authorities also may, at any time following approval of a product for sale, inspect or audit our manufacturing facilities or those of our third-party contractors. If any such inspection or audit identifies a failure to comply with applicable regulations or if a violation of our product specifications or applicable regulations occurs independent of such an inspection or audit, we or the relevant regulatory authority may require remedial measures that may be costly and/or time-consuming for us or a third party to implement and that may include the temporary or permanent suspension of a clinical trial or commercial sales or the temporary or permanent closure of a facility. Any such remedial measures imposed upon us or third parties with whom we contract could harm our business. If we or any of our third-party manufacturers fail to maintain regulatory compliance, the FDA can impose regulatory sanctions including, among other things, refusal to approve a pending application for a new drug product or biologic product, or revocation of a pre-existing approval. As a result, our business, financial condition and results of operations may be harmed. Additionally, if supply from one approved manufacturer is interrupted, there could be a significant disruption in commercial supply. An alternative manufacturer would need to be qualified through a BLA and/or MAA supplement which could result in further delay. The regulatory agencies may also require additional studies if a new manufacturer is relied upon for commercial production. Switching manufacturers may involve substantial costs and is likely to result in a delay in our desired clinical and commercial timelines.

These factors could cause the delay of clinical trials, regulatory submissions, required approvals or commercialization of our product candidates, cause us to incur higher costs and prevent us from commercializing our products successfully, if approved. Furthermore, if our suppliers fail to meet contractual requirements, and we are unable to secure one or more replacement suppliers capable of production at a substantially equivalent cost, our clinical trials may be delayed or we could lose potential revenue.

We depend on third-party suppliers for materials used in the manufacture of our product candidates, and the loss of these third-party suppliers or their inability to supply us with adequate materials could harm our business.

We rely on third-party suppliers for certain materials and components required for the production of our product candidates. Our dependence on these third-party suppliers and the challenges we may face in obtaining adequate supplies of materials involve several risks, including limited control over pricing, availability, and quality and delivery schedules. There is substantial demand and limited supply for certain of the raw materials used to manufacture gene therapy products. As a small company, our negotiation leverage is limited and we are likely to get lower priority than our competitors that are larger than we are. We cannot be certain that our suppliers will continue to provide us with the quantities of these raw materials that we require or satisfy our anticipated specifications and quality requirements. Any supply interruption in limited or sole sourced raw materials could materially harm our ability to manufacture our product candidates until a new source of supply, if any, could be identified and qualified. We may be unable to find a sufficient alternative supply channel in a reasonable time or on commercially reasonable terms. Any performance failure on the part of our suppliers could delay the development and potential commercialization of our product candidates, including limiting supplies necessary for clinical trials and regulatory approvals, which would have a material adverse effect on our business.

Any contamination or interruption in our manufacturing process, shortages of raw materials or failure of our suppliers of plasmids and viruses to deliver necessary components could result in delays in our clinical development or marketing schedules.

Given the nature of gene therapy manufacturing, there is a risk of contamination. Any contamination could adversely affect our ability to produce product candidates on schedule and could, therefore, harm our results of operations and cause reputational damage. Some of the raw materials required in our manufacturing process are derived from biologic sources. Such raw materials are difficult to procure and may be subject to contamination or recall. A material shortage, contamination, recall or restriction on the use of biologically derived substances in the manufacture of our product candidates could adversely impact or disrupt the commercial manufacturing or the production of clinical material, which could adversely affect our development timelines and our business, financial condition, results of operations and prospects.

Changes in methods of product candidate manufacturing or formulation may result in additional costs or delay.

As product candidates proceed through preclinical studies to late-stage clinical trials towards potential approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize processes and product characteristics. Such changes carry the risk that they will not achieve our intended objectives. Any such changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the materials manufactured using altered processes. Such changes may also require additional testing, FDA notification or FDA approval. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and jeopardize our ability to commence sales and generate revenue. In addition, we may be required to make significant changes to our upstream and downstream processes across our pipeline, which could delay the development of our future product candidates.

Risks Related to the Commercialization of our Product Candidates

Even if any of our product candidates receive marketing approval, they may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

If any of our product candidates receive marketing approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. If our product candidates do not achieve an adequate level of acceptance, we may not generate significant revenue and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the efficacy, safety and potential advantages compared to alternative treatments;
•	our ability to offer our products for sale at competitive prices;
•	the convenience and ease of administration compared to alternative treatments;
•

product labeling or product insert requirements of the FDA or foreign regulatory authorities, including any limitations or warnings contained in a product’s approved labeling, including any black box warning or REMS;

•	the willingness of the target patient population to try new treatments and of physicians to prescribe these treatments;
•	our ability to hire and retain a sales force in the United States;
•	the strength of marketing and distribution support;
•	the availability of third-party coverage and adequate reimbursement for TSHA-101, TSHA-118, TSHA-102, TSHA-103, TSHA-104 and any other product candidates, once approved;
•	the prevalence and severity of any side effects; and
•	any restrictions on the use of our products together with other medications.

Negative public opinion of gene therapy and increased regulatory scrutiny of gene therapy and genetic research may adversely impact the development or commercial success of our current and future product candidates.

Our potential therapeutic products involve introducing genetic material into a patient’s cells via intrathecal administration. The clinical and commercial success of our potential products will depend in part on public acceptance of the use of gene therapy and gene regulation for the prevention or treatment of human diseases. Public attitudes may be influenced by claims that gene therapy and gene regulation are unsafe, unethical or immoral, and consequently, our products may not gain the acceptance of the public or the medical community. Adverse public attitudes may adversely impact our ability to enroll clinical trials. Moreover, our success will depend upon physicians prescribing, and their patients being willing to receive, treatments that involve the use of product candidates we may develop in lieu of, or in addition to, existing treatments with which they are already familiar and for which greater clinical data may be available.

More restrictive government regulations or negative public opinion would have a negative effect on our business or financial condition and may delay or impair the development and commercialization of our product candidates or demand for any products once approved. For example, in 2003, trials using early versions of murine gamma-retroviral vectors, which integrate with, and thereby alter, the host cell’s DNA, have led to several well-publicized adverse events, including reported cases of leukemia. Although none of our current product candidates utilize murine gamma-retroviral vectors, our product candidates use AAV9 viral vectors. Among the risks in any gene therapy product based on viral vectors are the risks of immunogenicity, elevated liver enzymes, and insertional oncogenesis. If any of our vectors demonstrate a similar effect we may decide or be required to halt or delay further clinical development of any product candidates that utilize that vector. Adverse events in our or others’ clinical trials, even if not ultimately attributable to our product candidates, and the resulting publicity could result in increased governmental regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates. The risk of cancer remains a concern for gene therapy and we cannot assure that it will not occur in any of our planned or future clinical trials or in any clinical trials conducted by other companies. In addition, there is the potential risk of delayed adverse events following exposure to gene therapy products due to persistent biological activity of the genetic material or other components of products used to carry the genetic material. In addition, for our regulated gene replacement therapy candidates that require that the expression of a therapeutic transgene be tightly regulated, such as TSHA-104, we may inadvertently cause overexpression, which could lead to numerous issues, including safety and toxicity concerns. Furthermore, these regulatory gene replacement therapy candidates require the insertion of miRNA targets into the viral genome, which is a technology that to our knowledge is not present in any approved gene therapy products. If any such adverse events occur, commercialization of our product candidates or further advancement of our clinical trials could be halted or delayed, which would have a negative impact on our business and operations.

If we are unable to establish sales, marketing and distribution capabilities for TSHA-101, TSHA-118, TSHA-102, TSHA-103, TSHA-104 or any other product candidate that may receive regulatory approval, we may not be successful in commercializing those product candidates if and when they are approved.

We do not have sales or marketing infrastructure. To achieve commercial success for TSHA-101, TSHA-118, TSHA-102, TSHA-103, TSHA-104 or any other product candidate for which we may obtain marketing approval, we will need to establish a sales and marketing organization. In the future, we expect to build a focused sales and marketing infrastructure to market some of our product candidates in the United States, if and when they are approved. There are risks involved with establishing our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

Factors that may inhibit our efforts to market our products on our own include:

•	our inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;
•	the inability of sales personnel to obtain access to physicians in order to educate physicians about our product candidates, once approved;
•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
•	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

If we are unable to establish our own sales, marketing and distribution capabilities and are forced to enter into arrangements with, and rely on, third parties to perform these services, our revenue and our profitability, if any, are likely to be lower than if we had developed such capabilities ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell, market and distribute our product candidates or may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we do not establish sales, marketing and distribution capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates.

The affected populations for our other product candidates may be smaller than we or third parties currently project, which may affect the addressable markets for our product candidates.

We currently focus our research and product development on several indications that are orphan diseases. However, our projections of the number of people who have the diseases we are seeking to treat, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are estimates based on our knowledge and understanding of these diseases. These estimates may prove to be incorrect and new studies may further reduce the estimated incidence or prevalence of this disease. The number of patients in the United States, the European Union and elsewhere may turn out to be lower than expected, may not be otherwise amenable to treatment with our product candidate or patients may become increasingly difficult to identify and access, all of which would adversely affect our business, financial condition, results of operations and prospects.

The total addressable market opportunity for our product candidates will ultimately depend upon a number of factors including the diagnosis and treatment criteria included in the final label, if approved for sale in specified indications, acceptance by the medical community, patient access and product pricing and reimbursement. Incidence and prevalence estimates are frequently based on information and assumptions that are not exact and may not be appropriate, and the methodology is forward-looking and speculative. The process we have used in developing an estimated incidence and prevalence range for the indications we are targeting has involved collating limited data from multiple sources. Accordingly, the incidence and prevalence estimates included in this Quarterly Report on Form 10-Q should be viewed with caution. Further, the data and statistical information used in this Quarterly Report on Form 10-Q, including estimates derived from them, may differ from information and estimates made by our competitors or from current or future studies conducted by independent sources.

We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.

Drug development, particularly in the gene therapy field, is highly competitive and subject to rapid and significant technological advancements. As a significant unmet medical need exists in the neurology field, particularly for the treatment of neurodegenerative diseases, neurodevelopmental disorders and genetic epilepsies, there are several large and small pharmaceutical companies focused on delivering therapeutics for the treatment of these diseases. Further, it is likely that additional drugs will become available in the future for the treatment of our target indications.

We believe that the majority of our programs will face limited competition as there are no approved disease-modifying therapies for the treatment of the GM2 gangliosidosis, CLN1 disease, Rett syndrome, SLC6A1 haploinsufficiency disorder, SURF1 deficiency, SLC13A5 disorder, Fragile X syndrome, Angelman syndrome or the other development programs in our pipeline. However, we are aware that our competitors are developing product candidates for the treatment of diseases that our product candidates will target. With respect to TSHA-101, we are aware that Axovant Gene Therapies is developing AXO-AAV-GM2 for the treatment of GM2 gangliosidosis, and with respect to TSHA-102, we are aware that Novartis is developing AVXS-201 for the treatment of Rett syndrome. We are also aware that the Rett Syndrome Research Trust, Amicus Therapeutics, or Amicus, and Sarepta Therapeutics have disclosed the existence of discovery-stage gene therapy programs for the treatment of Rett syndrome. With respect to TSHA-118, we are aware that Amicus, in collaboration with Nationwide Children’s Hospital, is developing a gene therapy product candidate for CLN1 disease.

Many of our existing or potential competitors have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of product candidates, as well as in obtaining regulatory approvals of those product candidates in the United States and in foreign countries. Our current and potential future competitors may also have significantly more experience commercializing drugs, particularly gene therapy and other biological products, that have been approved for marketing. Mergers and acquisitions in the pharmaceutical and biotechnology industries could result in even more resources being concentrated among a small number of our competitors.

We will face competition from other drugs or from other non-drug products currently approved or that will be approved in the future in the neurology field, including for the treatment of diseases and disorders in the therapeutic categories we intend to target. Therefore, our ability to compete successfully will depend largely on our ability to:

•	develop and commercialize drugs that are superior to other products in the market;
•	demonstrate through our clinical trials that our product candidates are differentiated from existing and future therapies;
•	attract qualified scientific, product development and commercial personnel;
•	obtain patent or other proprietary protection for our medicines;
•	obtain required regulatory approvals;
•	obtain coverage and adequate reimbursement from, and negotiate competitive pricing with, third-party payors; and
•	successfully collaborate with pharmaceutical companies in the discovery, development and commercialization of new medicines.

The availability of our competitors’ products could limit the demand, and the price we are able to charge, for any product candidate we develop. The inability to compete with existing or subsequently introduced drugs would have an adverse impact on our business, financial condition and prospects. In addition, the reimbursement structure of approved gene therapies by other companies could impact the anticipated reimbursement structure of our gene therapies, if approved, and our business, financial condition, results of operations and prospects.

Established pharmaceutical companies may invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make our product candidates less competitive. In addition, any new product that competes with an approved product must demonstrate compelling advantages in efficacy, convenience, tolerability and safety in order to overcome price competition and to be commercially successful. Accordingly, our competitors may succeed in obtaining patent protection, discovering, developing, receiving regulatory and marketing approval for, or commercializing, drugs before we do, which would have an adverse impact on our business and results of operations.

Any product candidates for which we intend to seek approval as biologic products may face competition sooner than anticipated.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement BPCIA may be fully adopted by the FDA, any such processes could have an adverse effect on the future commercial prospects for our biological products.

There is a risk that any of our product candidates approved as a biological product under a BLA would not qualify for the 12-year period of exclusivity or that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider our product candidates to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing. If competitors are able to obtain marketing approval for biosimilars referencing our candidates, if approved, our products may become subject to competition from such biosimilars, with the attendant competitive pressure and potential adverse consequences.

The success of our product candidates will depend significantly on coverage and adequate reimbursement or the willingness of patients to pay for these procedures.

We believe our success depends on obtaining and maintaining coverage and adequate reimbursement for our product candidates, including TSHA-101 for the treatment of GM2 gangliosidosis, TSHA-118 for the treatment of CLN1 disease, TSHA-102 for the treatment of Rett syndrome, TSHA-103 for the treatment of SLC6A1 haploinsufficiency and TSHA-104 for the treatment of SURF1 deficiency, and the extent to which patients will be willing to pay out-of-pocket for such products, in the absence of reimbursement for all or part of the cost. In the United States and in other countries, patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. The availability of coverage and adequacy of reimbursement for our products by third-party payors, including government health care programs (e.g., Medicare, Medicaid, TRICARE), managed care providers, private health insurers, health maintenance organizations, and other organizations is essential for most patients to be able to afford medical services and pharmaceutical products such as our product candidates. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided are made on a payor-by-payor basis. One payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage, and adequate reimbursement. The principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services, or HHS. CMS decides whether and to what extent products will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree.

Third-party payors determine which products and procedures they will cover and establish reimbursement levels. Even if a third-party payor covers a particular product or procedure, the resulting reimbursement payment rates may not be adequate. Patients who are treated in-office for a medical condition generally rely on third-party payors to reimburse all or part of the costs associated with the procedure, including costs associated with products used during the procedure, and may be unwilling to undergo such procedures in the absence of such coverage and adequate reimbursement. Physicians may be unlikely to offer procedures for such treatment if they are not covered by insurance and may be unlikely to purchase and use our product candidates, if approved, for our stated indications unless coverage is provided and reimbursement is adequate. In addition, for products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs.

Reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that a procedure is safe, effective and medically necessary; appropriate for the specific patient; cost-effective; supported by peer-reviewed medical journals; included in clinical practice guidelines; and neither cosmetic, experimental, nor investigational. Further, increasing efforts by third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our product candidates. In order to secure coverage and reimbursement for any product that might be approved for sale, we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain FDA or comparable regulatory approvals. Additionally, we may also need to provide discounts to purchasers, private health plans or government healthcare programs. Our product candidates may nonetheless not be considered medically necessary or cost-effective. If third-party payors do not consider a product to be cost-effective compared to other available therapies, they may not cover the product after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow a company to sell its products at a profit. We expect to experience pricing pressures from third-party payors in connection with the potential sale of any of our product candidates.

Foreign governments also have their own healthcare reimbursement systems, which vary significantly by country and region, and we cannot be sure that coverage and adequate reimbursement will be made available with respect to the treatments in which our products are used under any foreign reimbursement system.

There can be no assurance that TSHA-101, TSHA-118, TSHA-102, TSHA-103, TSHA-104 or any other product candidate, if approved for sale in the United States or in other countries, will be considered medically reasonable and necessary, that it will be considered cost-effective by third-party payors, that coverage or an adequate level of reimbursement will be available or that reimbursement policies and practices in the United States and in foreign countries where our products are sold will not adversely affect our ability to sell our product candidates profitably, if they are approved for sale.

Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of any products that we may develop.

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face an even greater risk if we commercially sell any products that we may develop. If we cannot successfully defend ourselves against claims that our product candidates or drugs caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for any product candidates or drugs that we may develop;
•	injury to our reputation and significant negative media attention;

•	withdrawal of clinical trial participants;
•	significant costs to defend the related litigation;
•	substantial monetary awards paid to trial participants or patients;
•	loss of revenue;
•	reduced resources of our management to pursue our business strategy; and
•	the inability to commercialize any products that we may develop.

Although we maintain product liability insurance coverage, such insurance may not be adequate to cover all liabilities that we may incur. We may need to increase our insurance coverage as we expand our clinical trials or if we commence commercialization of our product candidates. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

Our business and operations would suffer in the event of computer system failures, cyberattacks or a deficiency in our cybersecurity.

Despite the implementation of security measures, our internal computer systems, and those of third parties on which we rely, are vulnerable to damage from computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, cyberattacks or cyber-intrusions over the Internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization. The risk of a security breach or disruption, particularly through cyberattacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product development programs. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach was to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur material legal claims and liability and damage to our reputation, and the further development of our product candidates could be delayed.

We are subject to a variety of privacy and data security laws, and our failure to comply with them could harm our business.

We maintain a large quantity of sensitive information, including confidential business and personal information in connection with the conduct of our clinical trials and related to our employees, and we are subject to laws and regulations governing the privacy and security of such information. In the United States, there are numerous federal and state privacy and data security laws and regulations governing the collection, use, disclosure and protection of personal information, including federal and state health information privacy laws, federal and state security breach notification laws, and federal and state consumer protection laws. Each of these constantly evolving laws can be subject to varying interpretations. In May 2018, a new privacy regime, the General Data Protection Regulation, or the GDPR, took effect in the European Economic Area, or the EEA. The GDPR governs the collection, use, disclosure, transfer or other processing of personal data of European persons. Among other things, the GDPR imposes requirements regarding the security of personal data and notification of data processing obligations to the competent national data processing authorities, changes the lawful bases on which personal data can be processed, expands the definition of personal data and requires changes to informed consent practices, as well as more detailed notices for clinical trial subjects and investigators. In addition, the GDPR increases the scrutiny of transfers of personal data from clinical trial sites located in the EEA to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws, and imposes substantial fines for breaches and violations (up to the greater of €20 million or 4% of our consolidated annual worldwide gross revenue). The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR.

Compliance with these and any other applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. If we fail to comply with any such laws or regulations, we may face significant fines and penalties that could adversely affect our business, financial condition and results of operations. Furthermore, the laws are not consistent, and compliance in the event of a widespread data breach is costly. In addition, states are constantly adopting new laws or amending existing laws, requiring attention to frequently changing regulatory requirements. For example, California enacted the California Consumer Privacy Act, or the CCPA, on June 28, 2018, and took effect on January 1, 2020, became enforceable by the California Attorney General on July 1, 2020, and has been dubbed the first “GDPR-like” law in the United States. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring covered companies to provide new disclosures to California consumers (as that term is broadly defined) and provide such consumers new ways to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. While there is currently an exception for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA may impact certain of our business activities. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States. Other states are beginning to pass similar laws. For example, an amendment to Nevada’s privacy laws, which went into effect October 1, 2019, requires us to offer to consumers the right to opt-out of the sale of their personal information.

Risks Related to Our Dependence on Third Parties

We currently rely exclusively on our collaboration with UT Southwestern for our preclinical research and development programs, including for discovering, preclinically developing and conducting all IND-enabling studies for our lead product candidates and our near-term future pipeline. Failure or delay of UT Southwestern to fulfill all or part of its obligations to us under the agreement, a breakdown in collaboration between the parties or a complete or partial loss of this relationship would materially harm our business.

Our collaboration with UT Southwestern is critical to our business. We have entered into a Research, Collaboration and License Agreement, or the UT Southwestern Agreement, with UT Southwestern to discover and develop certain AAV vector-based therapeutics, and the product candidates developed under such collaboration currently represent all of our pipeline and discovery programs. We currently rely exclusively on UT Southwestern for all of our preclinical research and development capabilities, and in particular the UT Southwestern Gene Therapy Program under the direction of Drs. Steven Gray and Berge Minassian. Pursuant to the UT Southwestern Agreement, UT Southwestern is primarily responsible for discovery, preclinical development activities, including all IND-enabling non-clinical studies and research grade manufacturing, and other collaborative activities set forth in the plan for the funded research including leading interactions with FDA and other regulatory authorities. Although we plan to be the sponsor for each product candidate’s IND, UT Southwestern will be the holder of the Health Canada CTA for TSHA-101. Either party has the right in certain circumstances to terminate the collaboration pursuant to the terms of the UT Southwestern Agreement. If UT Southwestern delays or fails to perform its obligations under the UT Southwestern Agreement, disagrees with our interpretation of the terms of the collaboration or our discovery plan or terminates our existing agreement, our pipeline of product candidates would be significantly adversely affected and our prospects will be materially harmed.

The term of the research funding portion of the UT Southwestern Agreement, under which we have the ability to acquire exclusive rights to additional gene therapy products for rare, monogenic central nervous system indications, expires in November 2021, subject to mutual agreement to extend research funding pursuant to sponsored research agreements. If we seek to extend the research portion of our collaboration, we will need to negotiate a new or amended agreement, which may not be available to us on equally favorable terms, if at all. UT Southwestern has also entered into collaborations with third parties, including certain of our competitors, addressing targets and disease indications outside the scope of our collaboration. As a result, UT Southwestern may have competing interests with respect to their priorities and resources. We may have disagreements with UT Southwestern with respect to the interpretation of the UT Southwestern Agreement, use of resources or otherwise that could cause our relationship with UT Southwestern to deteriorate. As a result, UT Southwestern may reduce their focus on, and resources allocated to, our programs, potentially delaying or terminating our ability to advance product candidates through preclinical studies. Additionally, if either of Dr. Gray or Dr. Minassian were to leave UT Southwestern or to otherwise no longer be meaningfully involved with us, our preclinical research and development capabilities may be substantially reduced.

Further, under the UT Southwestern Agreement, UT Southwestern is primarily responsible for prosecuting and maintaining our licensed intellectual property, and it may fail to properly prosecute, maintain or defend such intellectual property. In such event, if we are unable to otherwise maintain or defend such intellectual property, we could face the potential invalidation of the intellectual property or be subjected to litigation or arbitration, any of which would be time-consuming and expensive. To enforce the licensed intellectual property rights under the UT Southwestern Agreement, we will need to coordinate with UT Southwestern, which could slow down or hamper our ability to enforce our licensed intellectual property rights. In such event, we could face increased competition that could materially and adversely affect our business.

We intend to rely on third parties to conduct a significant portion of our existing clinical trials and potential future clinical trials for product candidates, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.

We intend to engage CROs to conduct our planned clinical trials, including our planned Phase 1/2 trials of TSHA-101 and TSHA-118. We expect to continue to rely on third parties, including clinical data management organizations, medical institutions and clinical investigators, to conduct those clinical trials. Any of these third parties may terminate their engagements with us, some in the event of an uncured material breach and some at any time for convenience. If any of our relationships with these third parties terminate, we may not be able to timely enter into arrangements with alternative third parties or to do so on commercially reasonable terms, if at all. Switching or adding CROs involves substantial cost and requires management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. Though we intend to carefully manage our relationships with our CROs, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects. Further, the performance of our CROs may also be interrupted by the ongoing COVID-19 pandemic, including due to travel or quarantine policies, heightened exposure of CRO staff who are healthcare providers to COVID-19 or prioritization of resources toward the pandemic.

In addition, any third parties conducting our clinical trials will not be our employees, and except for remedies available to us under our agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our clinical programs. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. Consequently, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase substantially and our ability to generate revenue could be delayed significantly.

We rely on these parties for execution of our preclinical studies and clinical trials, and generally do not control their activities. Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with standards, commonly referred to as GCPs, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions. If we or any of our CROs or other third parties, including trial sites, fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, EMA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials complies with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP conditions. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA. The FDA may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the trial. The FDA may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA and may ultimately lead to the denial of marketing approval of TSHA-101, TSHA-118, TSHA-102, TSHA-103, TSHA-104 or any other product candidates.

We also expect to rely on other third parties to store and distribute product supplies for our clinical trials. Any performance failure on the part of our distributors could delay clinical development or marketing approval of our product candidates or commercialization of our products, producing additional losses and depriving us of potential revenue.

We may seek collaborations with third parties for the development or commercialization of our product candidates. If those collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.

We may seek third-party collaborators for the development and commercialization of our product candidates, including for the commercialization of any of our product candidates that are approved for marketing outside the United States. Our likely collaborators for any such arrangements include regional and national pharmaceutical companies and biotechnology companies. If we enter into any additional such arrangements with any third parties, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenue from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

Collaborations involving our product candidates would pose the following risks to us:

•	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;
•	collaborators may not perform their obligations as expected;
•

collaborators may not pursue development and commercialization of any product candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators’ strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;

•

collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

•

collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

•	we could grant exclusive rights to our collaborators that would prevent us from collaborating with others;
•

product candidates discovered in collaboration with us may be viewed by our collaborators as competitive with their own product candidates or drugs, which may cause collaborators to cease to devote resources to the commercialization of our product candidates;

•

a collaborator with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such products;

•

disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or termination of the research, development or commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive;

•

collaborators may not properly maintain or defend our or their intellectual property rights or may use our or their proprietary information in such a way as to invite litigation that could jeopardize or invalidate such intellectual property or proprietary information or expose us to potential litigation;

•	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability; and
•

collaborations may be terminated for the convenience of the collaborator and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of the applicable product candidates.

Collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all. If any future collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program could be delayed, diminished or terminated.

We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for any collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.

We may not be able to negotiate additional collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of such product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate revenue.

Risks Related to our Intellectual Property

If we are unable to obtain or protect intellectual property rights related to any of our product candidates, we may not be able to compete effectively in our market.

We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to our product candidates. Our success depends in large part on our ability to obtain and maintain patent and other intellectual property protection in the United States and in other countries with respect to our proprietary technology and product candidates.

As of September 23, 2020, we in-license one Patent Cooperation Treaty application, 14 pending foreign patent applications, 14 patent applications pending in the United States, of which two are United States utility patent applications, both of which, if issued, are expected to expire in 2037, and 12 are United States provisional patent applications where patent applications claiming priority to these provision patent applications, if issued, are expected to expire between 2040 and 2041.1 We cannot offer any assurances about which of our patent applications will issue, the breadth of any resulting patent or whether any of the issued patents will be found invalid and unenforceable or will be threatened by third parties. We cannot offer any assurances that the breadth of our granted patents will be sufficient to stop a competitor from developing and commercializing a product, including a biosimilar product that would be competitive with one or more of our product candidates. Furthermore, any successful challenge to these patents or any other patents owned by or licensed to us after patent issuance could deprive us of rights necessary for the successful commercialization of any of our product candidates. Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product candidate under patent protection could be reduced.

The patent prosecution process is expensive and time-consuming. We may not be able to prepare, file and prosecute all necessary or desirable patent applications at a commercially reasonable cost or in a timely manner or in all jurisdictions. It is also possible that we may fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them. Moreover, depending on the terms of any future in-licenses to which we may become a party, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology in-licensed from third parties. Therefore, these patents and patent applications may not be prosecuted and enforced in a manner consistent with the best interests of our business.

In addition to the protection provided by our patent estate, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not amenable to patent protection. Although we generally require all of our employees to assign their inventions to us, and all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information, or technology to enter into confidentiality agreements, we cannot provide any assurances that all such agreements have been duly executed, or that our trade secrets and other confidential proprietary information will not be disclosed. Moreover, our competitors may independently develop knowledge, methods and know-how equivalent to our trade secrets. Competitors could purchase our products, if approved, and replicate some or all of the competitive advantages we derive from our development efforts for technologies on which we do not have patent protection. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.

We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, our agreements or security measures may be breached, and we may not have adequate remedies for any breach. Also, if the steps taken to maintain our trade secrets are deemed inadequate, we may have insufficient recourse against third parties for misappropriating the trade secret. In addition, others may independently discover our trade secrets and proprietary information. For example, the FDA is considering whether to make additional information publicly available on a routine basis, including information that we may consider to be trade secrets or other proprietary information, and it is not clear at the present time how the FDA’s disclosure policies may change in the future. If we are unable to prevent material disclosure of the non-patented intellectual property related to our technologies to third parties, and there is no guarantee that we will have any such enforceable trade

[1]	To be updated.

secret protection, we may not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, results of operations and financial condition.

Patent terms may be inadequate to protect our competitive position on our products for an adequate amount of time, and if we do not obtain protection under the Hatch-Waxman Amendments and similar non-United States legislation for extending the term of patents covering each of our product candidates, our business may be materially harmed.

Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. Depending upon the timing, duration and conditions of FDA marketing approval of our product candidates, one or more of our United States patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments, and similar legislation in the European Union. The Hatch-Waxman Amendments permit a patent term extension of up to five years for a patent covering an approved product as compensation for effective patent term lost during product development and the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval. Only one patent may be extended, and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. However, we may not receive an extension if we fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the length of the extension could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is less than we request, the period during which we can enforce our patent rights for that product will be shortened and our competitors may obtain approval to market competing products sooner. As a result, our revenue from applicable products could be reduced and could have a material adverse effect on our business.

If we fail to comply with our obligations in our current and future intellectual property licenses with third parties, we could lose rights that are important to our business.

We are heavily reliant upon licenses to certain patent rights and proprietary technology for the development of our product candidates, in particular the UT Southwestern Agreement and our license agreements with Queen’s University and Abeona. These license agreements impose diligence, development and commercialization timelines and milestone payment, royalty, insurance and other obligations on us. If we fail to comply with our obligations, our licensors may have the right to terminate our licenses, in which event we might not be able to develop, manufacture or market any product that is covered by the intellectual property we in-license from such licensor and may face other penalties. Such an occurrence would materially adversely affect our business prospects.

Licenses to additional third-party technology and materials that may be required for our development programs may not be available in the future or may not be available on commercially reasonable terms, or at all, which could have a material adverse effect on our business and financial condition. Although we control the prosecution, maintenance and enforcement of the licensed and sublicensed intellectual property relating to our product candidates, we may require the cooperation of our licensors and any upstream licensor, which may not be forthcoming. Therefore, we cannot be certain that the prosecution, maintenance and enforcement of these patent rights will be in a manner consistent with the best interests of our business. If we or our licensor fail to maintain such patents, or if we or our licensor lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated and our right to develop and commercialize any of our product candidates that are the subject of such licensed rights could be adversely affected. In addition to the foregoing, the risks associated with patent rights that we license from third parties will also apply to patent rights we may own in the future. Further, if we fail to comply with our development obligations under our license agreements, we may lose our patent rights with respect to such agreement on a territory-by-territory basis, which would affect our patent rights worldwide.

Termination of our current or any future license agreements would reduce or eliminate our rights under these agreements and may result in our having to negotiate new or reinstated agreements with less favorable terms or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology. Any of the foregoing could prevent us from commercializing our other product candidates, which could have a material adverse effect on our operating results and overall financial condition.

In addition, intellectual property rights that we in-license in the future may be sublicenses under intellectual property owned by third parties, in some cases through multiple tiers. The actions of our licensors may therefore affect our rights to use our sublicensed intellectual property, even if we are in compliance with all of the obligations under our license agreements. Should our licensors or any of the upstream licensors fail to comply with their obligations under the agreements pursuant to which they obtain the rights that are sublicensed to us, or should such agreements be terminated or amended, our ability to develop and commercialize our product candidates may be materially harmed.

Patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our future patents.

Our ability to obtain patents is highly uncertain because, to date, some legal principles remain unresolved, and there has not been a consistent policy regarding the breadth or interpretation of claims allowed in patents in the United States. Furthermore, the specific content of patents and patent applications that are necessary to support and interpret patent claims is highly uncertain due to the complex nature of the relevant legal, scientific, and factual issues. Changes in either patent laws or interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection.

For example, on September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act included a number of significant changes to United States patent law. These included provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The United States Patent and Trademark Office, or USPTO, has developed new and untested regulations and procedures to govern the full implementation of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, became effective in March 2013. The Leahy-Smith Act has also introduced procedures making it easier for third parties to challenge issued patents, as well as to intervene in the prosecution of patent applications. Finally, the Leahy-Smith Act contained new statutory provisions that require the USPTO to issue new regulations for their implementation, and it may take the courts years to interpret the provisions of the new statute. It is too early to tell what, if any, impact the Leahy-Smith Act will have on the operation of our business and the protection and enforcement of our intellectual property. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our future patents. Further, the United States Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on actions by the United States Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce patents that we have owned or licensed or that we might obtain in the future. An inability to obtain, enforce, and defend patents covering our proprietary technologies would materially and adversely affect our business prospects and financial condition.

Similarly, changes in patent laws and regulations in other countries or jurisdictions, changes in the governmental bodies that enforce them or changes in how the relevant governmental authority enforces patent laws or regulations may weaken our ability to obtain new patents or to enforce patents that we may obtain in the future. Further, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. For example, if the issuance in a given country of a patent covering an invention is not followed by the issuance in other countries of patents covering the same invention, or if any judicial interpretation of the validity, enforceability or scope of the claims or the written description or enablement, in a patent issued in one country is not similar to the interpretation given to the corresponding patent issued in another country, our ability to protect our intellectual property in those countries may be limited. Changes in either patent laws or in interpretations of patent laws in the United States and other countries may materially diminish the value of our intellectual property or narrow the scope of our patent protection.

We may be involved in lawsuits to protect or enforce our patents, which could be expensive, time consuming and unsuccessful.

Competitors may infringe the patents for which we have applied. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. If we initiate legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product or product candidate is invalid and/or unenforceable. In patent litigation in the United States, counterclaims alleging invalidity and/or unenforceability are common, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. In an infringement proceeding, a court may decide that the patent claims we are asserting are invalid and/or unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patent claims do not cover the technology in question. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review, inter partes review and equivalent proceedings in foreign jurisdictions (for example, opposition proceedings). Such proceedings could result in revocation of or amendment to our patents in such a way that they no longer cover our product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we, our patent counsel, and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product candidates. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly, could put our patent applications at risk of not issuing and could have a material adverse impact on our business.

Interference proceedings provoked by third parties or brought by us may be necessary to determine the priority of inventions with respect to our patent applications. An unfavorable outcome could require us to cease using the related technology or force us to take a license under the patent rights of the prevailing party, if available. Furthermore, our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. Our defense of litigation or interference proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. We may not be able to prevent misappropriation of our intellectual property rights, particularly in countries where the laws may not protect those rights as fully as in the United States.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions, or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our common stock.

We may be unsuccessful in licensing or acquiring intellectual property from third parties that may be required to develop and commercialize our product candidates.

A third party may hold intellectual property, including patent rights that are important or necessary to the development and commercialization of our product candidates. It may be necessary for us to use the patented or proprietary technology of third parties to commercialize our product candidates, in which case we would be required to acquire or obtain a license to such intellectual property from these third parties, and we may be unable to do so on commercially reasonable terms or at all. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. If we are unable to successfully obtain rights to required third-party intellectual property rights or maintain the existing intellectual property rights we have, we may have to abandon development of the relevant program or product candidate, which could have a material adverse effect on our business.

Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain.

As our current and future product candidates progress toward commercialization, the possibility of a patent infringement claim against us increases. We cannot provide any assurance that our current and future product candidates do not infringe other parties’ patents or other proprietary rights, and competitors or other parties may assert that we infringe their proprietary rights in any event. We may become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our current and future product candidates, including interference or derivation proceedings before the USPTO. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, which could have a negative impact on our ability to commercialize TSHA-101, TSHA-118, TSHA-102, TSHA-103, TSHA-104 or any future product candidates. In order to successfully challenge the validity of any such United States patent in federal court, we would need to overcome a presumption of validity. As this burden is high and requires us to present clear and convincing evidence as to the invalidity of any such United States patent claim, there is no assurance that a court of competent jurisdiction would agree with us and invalidate the claims of any such United States patent. Moreover, given the vast number of patents in our field of technology, we cannot be certain that we do not infringe existing patents or that we will not infringe patents that may be granted in the future.

While we may decide to initiate proceedings to challenge the validity of these or other patents in the future, we may be unsuccessful, and courts or patent offices in the United States and abroad could uphold the validity of any such patent. Furthermore, because patent applications can take many years to issue and may be confidential for 18 months or more after filing, and because pending patent claims can be revised before issuance, there may be applications now pending which may later result in issued patents that may be infringed by the manufacture, use or sale of our product candidates. Regardless of when filed, we may fail to identify relevant third-party patents or patent applications, or we may incorrectly conclude that a third-party patent is invalid or not infringed by our product candidates or activities. If a patent holder believes that one of our product candidates infringes its patent, the patent holder may sue us even if we have received patent protection for our technology. Moreover, we may face patent infringement claims from non-practicing entities that have no relevant drug revenue and against whom our own patent portfolio may thus have no deterrent effect. If a patent infringement suit were threatened or brought against us, we could be forced to stop or delay research, development, manufacturing or sales of the drug or product candidate that is the subject of the actual or threatened suit.

We are aware of issued patent or patents issued to REGENXBIO Inc., or REGENX, that claim AAV vectors that have an AAV9 capsid serotype. If we commercialize any of our product candidates prior to the expiry of those patents in 2026 without a license, the patent owner could bring an action claiming infringement. In August 2020, we received a letter from REGENX that stated REGENX is the owner of or has exclusive licenses to various issued patents or patent applications regarding the use of AAV9 vectors and offered to discuss licensing the applicable patents from them. We intend to review their letter in detail and to take appropriate actions based on our review, which may include, if we deem it appropriate, speaking with REGENX regarding their letter. If we are found to infringe a third party’s valid intellectual property rights, we could be required to obtain a license from such third party to continue commercializing our product candidates. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if a license can be obtained on acceptable terms, the rights may be non-exclusive, which could give our competitors access to the same technology or intellectual property rights licensed to us. If we fail to obtain a required license, we may be unable to effectively market product candidates based on our technology, which could limit our ability to generate revenue or achieve profitability and possibly prevent us from generating revenue sufficient to sustain our operations. Alternatively, we may need to redesign our infringing products, which may be impossible or require substantial time and monetary expenditure. Under certain circumstances, we could be forced, including by court orders, to cease commercializing our product candidates. In addition, in any such proceeding or litigation, we could be found liable for substantial monetary damages, potentially including treble damages and attorneys’ fees, if we are found to have willfully infringed the patent at issue. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could harm our business. Any claims by third parties that we have misappropriated their confidential information or trade secrets could have a similar negative impact on our business.

The cost to us in defending or initiating any litigation or other proceeding relating to patent or other proprietary rights, even if resolved in our favor, could be substantial, and litigation would divert our management’s attention. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could delay our research and development efforts and limit our ability to continue our operations.

We may be subject to claims that our employees, consultants, or independent contractors have wrongfully used or disclosed confidential information of third parties.

We employ individuals who were previously employed at other biotechnology or biopharmaceutical companies. Although we try to ensure that our employees, consultants and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees, consultants, or independent contractors have inadvertently or otherwise used or disclosed confidential information of our employees’ former employers or other third parties. We may also be subject to claims that former employers or other third parties have an ownership interest in our future patents. Litigation may be necessary to defend against these claims. There is no guarantee of success in defending these claims, and even if we are successful, litigation could result in substantial cost and be a distraction to our management and other employees.

We may be subject to claims challenging the inventorship or ownership of our future patents and other intellectual property.

We may also be subject to claims that former employees, collaborators, or other third parties have an ownership interest in our patent applications, our future patents, or other intellectual property. We may be subject to ownership disputes in the future arising, for example, from conflicting obligations of consultants or others who are involved in developing our product candidates. Although it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own, and we cannot be certain that our agreements with such parties will be upheld in the face of a potential challenge, or that they will not be breached, for which we may not have an adequate remedy. The assignment of intellectual property rights may not be self-executing or the assignment agreements may be breached, and litigation may be necessary to defend against these and other claims challenging inventorship or ownership. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

Reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.

If we rely on third parties to manufacture or commercialize our product candidates, or if we collaborate with additional third parties for the development of such product candidates, we must, at times, share trade secrets with them. We may also conduct joint research and development programs that may require us to share trade secrets under the terms of our research and development partnerships or similar agreements. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, consulting agreements or other similar agreements with our advisors, employees, third-party contractors and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or other unauthorized use or disclosure could have an adverse effect on our business and results of operations.

In addition, these agreements typically restrict the ability of our advisors, employees, third-party contractors and consultants to publish data potentially relating to our trade secrets. Despite our efforts to protect our trade secrets, we may not be able to prevent the unauthorized disclosure or use of our technical know-how or other trade secrets by the parties to these agreements. Moreover, we cannot guarantee that we have entered into such agreements with each party that may have or have had access to our confidential information or proprietary technology and processes. Monitoring unauthorized uses and disclosures is difficult, and we do not know whether the steps we have taken to protect our proprietary technologies will be effective. If any of the collaborators, scientific advisors, employees, contractors and consultants who are parties to these agreements breaches or violates the terms of any of these agreements, we may not have adequate remedies for any such breach or violation, and we could lose our trade secrets as a result. Moreover, if confidential information that is licensed or disclosed to us by our partners, collaborators, or others is inadvertently disclosed or subject to a breach or violation, we may be exposed to liability to the owner of that confidential information. Enforcing a claim that a third party illegally obtained and is using our trade secrets, like patent litigation, is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets.

We may enjoy only limited geographical protection with respect to certain patents and we may not be able to protect our intellectual property rights throughout the world.

Filing and prosecuting patent applications and defending patents covering our product candidates in all countries throughout the world would be prohibitively expensive. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement rights are not as strong as that in the United States or Europe. These products may compete with our product candidates, and our future patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

In addition, we may decide to abandon national and regional patent applications before they are granted. The examination of each national or regional patent application is an independent proceeding. As a result, patent applications in the same family may issue as patents in some jurisdictions, such as in the United States, but may issue as patents with claims of different scope or may even be refused in other jurisdictions. It is also quite common that depending on the country, the scope of patent protection may vary for the same product candidate or technology.

While we intend to protect our intellectual property rights in our expected significant markets, we cannot ensure that we will be able to initiate or maintain similar efforts in all jurisdictions in which we may wish to market our product candidates. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate, which may have an adverse effect on our ability to successfully commercialize our product candidates in all of our expected significant foreign markets. If we encounter difficulties in protecting, or are otherwise precluded from effectively protecting, the intellectual property rights important for our business in such jurisdictions, the value of these rights may be diminished, and we may face additional competition from others in those jurisdictions.

The laws of some jurisdictions do not protect intellectual property rights to the same extent as the laws or rules and regulations in the United States and Europe and many companies have encountered significant difficulties in protecting and defending such rights in such jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets, and other intellectual property rights, which could make it difficult for us to stop the infringement of our future patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in other jurisdictions, whether or not successful, could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our future patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing as patents, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Some countries also have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, some countries limit the enforceability of patents against government agencies or government contractors. In those countries, the patent owner may have limited remedies, which could materially diminish the value of such patents. If we are forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment, and other requirements imposed by government patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees and various other government fees on patents and/or applications will be due to be paid to the USPTO and various government patent agencies outside of the United States over the lifetime of our patents and/or applications and any patent rights we may obtain in the future. Furthermore, the USPTO and various non-United States government patent agencies require compliance with several procedural, documentary, fee payment and other similar provisions during the patent application process. In many cases, an inadvertent lapse of a patent or patent application can be cured by payment of a late fee or by other means in accordance with the applicable rules. There are situations, however, in which non-compliance can result in abandonment or lapse of the patents or patent applications, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, potential competitors might be able to enter the market, which could have a material adverse effect on our business.

Any trademarks we have obtained or may obtain may be infringed or otherwise violated, or successfully challenged, resulting in harm to our business.

We expect to rely on trademarks as one means to distinguish our product candidates, if approved for marketing, from the drugs of our competitors. Once we select new trademarks and apply to register them, our trademark applications may not be approved. Third parties may oppose or attempt to cancel our trademark applications or trademarks, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our drugs, which could result in loss of brand recognition and could require us to devote resources to advertising and marketing new brands. Our competitors may infringe or otherwise violate our trademarks and we may not have adequate resources to enforce our trademarks. Any of the foregoing events may have a material adverse effect on our business.

Intellectual property rights do not necessarily address all potential threats to our competitive advantage.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. The following examples are illustrative:

•	others may be able to make products that are similar to or otherwise competitive with our product candidates but that are not covered by the claims of our current or future patents;
•	an in-license necessary for the manufacture, use, sale, offer for sale or importation of one or more of our product candidates may be terminated by the licensor;
•	we or future collaborators might not have been the first to make the inventions covered by our issued or future issued patents or our pending patent applications;
•	we or future collaborators might not have been the first to file patent applications covering certain of our inventions;
•	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
•	it is possible that our pending patent applications will not lead to issued patents;
•	issued patents that we own or in-license may be held invalid or unenforceable as a result of legal challenges by our competitors;
•	issued patents that we own or in-license may not provide coverage for all aspects of our product candidates in all countries;
•

our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;

•	we may not develop additional proprietary technologies that are patentable; and

•	the patents of others may have an adverse effect on our business.

Should any of these events occur, they could significantly harm our business, results of operations and prospects.

Risks Related to Legal and Regulatory Compliance Matters

Our relationships with customers, healthcare providers, including physicians, and third-party payors are subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, health information privacy and security laws, and other healthcare laws and regulations. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

Healthcare providers, including physicians, and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payors subject us to various federal and state fraud and abuse laws and other healthcare laws, including, without limitation, the federal Anti-Kickback Statute, the federal civil and criminal false claims laws and the law commonly referred to as the Physician Payments Sunshine Act and regulations promulgated under such laws. These laws will impact, among other things, our clinical research, proposed sales, marketing and educational programs, and other interactions with healthcare professionals. In addition, we may be subject to patient privacy laws by both the federal government and the states in which we conduct or may conduct our business. The laws that will affect our operations include, but are not limited to:

•

the federal Anti-Kickback Statute, which prohibits, among other things, individuals or entities from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind in return for, or to induce, either the referral of an individual, or the purchase, lease, order or arrangement for or recommendation of the purchase, lease, order or arrangement for any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. The term “remuneration” has been broadly interpreted to include anything of value. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. A person does not need to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, the ACA signed into law in 2010, provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act;

•

the federal civil and criminal false claims laws, including, without limitation, the federal False Claims Act, which can be enforced by private citizens through civil whistleblower or qui tam actions, and civil monetary penalty laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment or approval from the federal government, including Medicare, Medicaid and other government payors, that are false or fraudulent or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim or to avoid, decrease or conceal an obligation to pay money to the federal government. A claim includes “any request or demand” for money or property presented to the United States federal government. Several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of products for unapproved, and thus non-reimbursable, uses;

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal criminal statutes which prohibit, among other things, a person from knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information on health plans, healthcare clearinghouses and certain healthcare providers, known as “covered entities”, and their respective HIPAA “business associates”, which are independent contractors that perform certain services for or on behalf of covered entities involving the use or disclosure of individually identifiable health information as well as their covered subcontractors. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorneys’ fees and costs associated with pursuing federal civil actions;

•

the federal transparency laws, including the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, medical devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the State Children’s Health Insurance Program, with specific exceptions, to report annually to CMS information related to: (i) payments or other “transfers of value’’ made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and (ii) ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made, as well as ownership and investment interests held, during the previous year to certain non-physician providers such as physician assistants and nurse practitioners; and

•

analogous state and foreign laws and regulations; state laws that require manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures or drug pricing; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or that otherwise restrict payments that may be made to healthcare providers; state and local laws that require the registration of pharmaceutical sales representatives; and state and foreign laws that govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant penalties, including, without limitation, civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participating in federal and state funded healthcare programs, such as Medicare and Medicaid, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, contractual damages, diminished profits and future earnings, reputational harm and the curtailment or restructuring of our operations, any of which could harm our business.

The risk of our being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. The shifting compliance environment and the need to build and maintain robust and expandable systems to comply with multiple jurisdictions with different compliance and/or reporting requirements increases the possibility that a healthcare company may run afoul of one or more of the requirements.

Even if we obtain regulatory approval for TSHA-101, TSHA-118, TSHA-102, TSHA-103, TSHA-104 or any future product candidates, they will remain subject to ongoing regulatory oversight.

Even if we obtain any regulatory approval for TSHA-101, TSHA-118, TSHA-102, TSHA-103, TSHA-104 or any future product candidates, such product candidates, once approved, will be subject to ongoing regulatory requirements applicable to manufacturing, labeling, packaging, storage, advertising, promoting, sampling, record-keeping and submitting of safety and other post-market information, among other things. Any regulatory approvals that we receive for TSHA-101, TSHA-118, TSHA-102, TSHA-103, TSHA-104 or any future product candidates may also be subject to REMS, limitations on the approved indicated uses for which the drug may be marketed or to the conditions of approval, or requirements that we conduct potentially costly post-marketing testing, including Phase 4 trials and surveillance to monitor the quality, safety and efficacy of the drug. An unsuccessful post-marketing study or failure to complete such a study could result in the withdrawal of marketing approval. We will further be required to immediately report any serious and unexpected adverse events and certain quality or production problems with our products to regulatory authorities along with other periodic reports.

Any new legislation addressing drug safety issues could result in delays in product development or commercialization, or increased costs to assure compliance. We will also have to comply with requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drug products are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. As such, we will not be allowed to promote our products for indications or uses for which they do not have approval, commonly known as off-label promotion. The holder of an approved BLA must submit new or supplemental applications and obtain prior approval for certain changes to the approved product, product labeling, or manufacturing process. A company that is found to have improperly promoted off-label uses of their products may be subject to significant civil, criminal and administrative penalties.

In addition, drug manufacturers are subject to payment of user fees and continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP requirements and adherence to commitments made in the BLA or foreign marketing application. If we, or a regulatory authority, discover previously unknown problems with a drug, such as adverse events of unanticipated severity or frequency, or problems with the facility where the drug is manufactured or if a regulatory authority disagrees with the promotion, marketing or labeling of that drug, a regulatory authority may impose restrictions relative to that drug, the manufacturing facility or us, including requesting a recall or requiring withdrawal of the drug from the market or suspension of manufacturing.

If we fail to comply with applicable regulatory requirements following approval of TSHA-101, TSHA-118, TSHA-102, TSHA-103, TSHA-104 or any future product candidates, a regulatory authority may:

•	issue an untitled letter or warning letter asserting that we are in violation of the law;
•	seek an injunction or impose administrative, civil or criminal penalties or monetary fines;
•	suspend or withdraw regulatory approval;
•	suspend any ongoing clinical trials;
•	refuse to approve a pending BLA or comparable foreign marketing application (or any supplements thereto) submitted by us or our strategic partners;
•	restrict the marketing or manufacturing of the drug;
•	seize or detain the drug or otherwise require the withdrawal of the drug from the market;
•	refuse to permit the import or export of product candidates; or
•	refuse to allow us to enter into supply contracts, including government contracts.

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. The occurrence of any event or penalty described above may inhibit our ability to commercialize TSHA-101, TSHA-118, TSHA-102, TSHA-103, TSHA-104 or any future product candidates and harm our business, financial condition, results of operations and prospects.

Even if we obtain FDA or EMA approval any of our product candidates in the United States or European Union, we may never obtain approval for or commercialize any of them in any other jurisdiction, which would limit our ability to realize their full market potential.

In order to market any products in any particular jurisdiction, we must establish and comply with numerous and varying regulatory requirements on a country-by-country basis regarding safety and efficacy.

Approval by the FDA in the United States or the EMA in the European Union does not ensure approval by regulatory authorities in other countries or jurisdictions. However, the failure to obtain approval in one jurisdiction may negatively impact our ability to obtain approval elsewhere. In addition, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval in any other country.

Approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approval could result in difficulties and increased costs for us and require additional preclinical studies or clinical trials which could be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. We do not have any product candidates approved for sale in any jurisdiction, including in international markets, and we do not have experience in obtaining regulatory approval in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of any product we develop will be unrealized.

Healthcare legislative or regulatory reform measures may have a negative impact on our business and results of operations.

In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities, and affect our ability to profitably sell any product candidates for which we obtain marketing approval.

Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. For example, in March 2010, the ACA was passed, which substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the United States pharmaceutical industry. The ACA, among other things: (i) established an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents apportioned among these entities according to their market share in some government healthcare programs; (ii) expanded the entities eligible for discounts under the 340B drug pricing program; (iii) increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively, and capped the total rebate amount for innovator drugs at 100% of the Average Manufacturer Price; (iv) expanded the eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new eligibility categories for individuals with income at or below 133% (as calculated, it constitutes 138%) of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability; (v) addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for certain drugs and biologics that are inhaled, infused, instilled, implanted or injected; (vi) introduced a new Medicare Part D coverage gap discount program in which manufacturers must now agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D (increased from 50%, effective January 1, 2019, pursuant to the Bipartisan Budget Act of 2018); (vii) created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and (viii) established the Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug.

There remain judicial and Congressional challenges to certain aspects of the ACA, as well as efforts by the Trump administration to repeal or replace certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or Tax Act, includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In December 2018, CMS published a new final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On April 27, 2020, the United States Supreme Court reversed a Federal Circuit decision that previously upheld Congress’ denial of $12 billion in “risk corridor” funding. On December 14, 2018, a Texas United States District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the United States Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case. It is unclear how such litigation and other efforts to repeal and replace the ACA will impact the ACA and our business.

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2030, unless additional congressional action is taken. The Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, which was signed into law in March 2020 and is designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding, which could have an adverse effect on customers for our product candidates, if approved, and, accordingly, our financial operations.

Additionally, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance (over a period of time) to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Further, the Trump administration previously released a plan to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The HHS has solicited feedback on some of these measures and has implemented others under its existing authority. On July 24, 2020, President Trump announced four executive orders related to prescription drug pricing that attempt to implement several of the Administration’s proposals, including a policy that would tie certain Medicare Part B drug prices to international drug prices, or the “most favored nation price,” the details of which were released on September 13, 2020 and also expanded the policy to cover certain Part D drugs; one that directs HHS to finalize the Canadian drug importation proposed rule previously issued by HHS and makes other changes allowing for personal importation of drugs from Canada; one that directs HHS to finalize the rulemaking process on modifying the anti-kickback law safe harbors for plans, pharmacies, and pharmaceutical benefit managers; and one that reduces costs of insulin and epipens to patients of federally qualified health centers. The probability of success of these newly announced policies and their impact on the U.S. prescription drug marketplace is unknown. While some of these and other measures may require additional authorization to become effective, Congress and the Trump administration have indicated that they will continue to seek new legislative and/or administrative measures to control drug costs. The FDA also recently released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We expect that these and other healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved drug. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our drugs. It is also possible that additional governmental action is taken in response to the COVID-19 pandemic.

In addition, FDA regulations and guidance may be revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. The Trump administration has also taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict how these requirements will be interpreted and implemented and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose restrictions on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted. Any new regulations or guidance, or revisions or reinterpretations of existing regulations or guidance, may impose additional costs or lengthen FDA review times for TSHA-101, TSHA-118, TSHA-102, TSHA-103, TSHA-104 or any future product candidates. We cannot determine how changes in regulations, statutes, policies, or interpretations when and if issued, enacted or adopted, may affect our business in the future. Such changes could, among other things, require:

•	additional clinical trials to be conducted prior to obtaining approval;
•	changes to manufacturing methods;
•	recalls, replacements, or discontinuance of one or more of our products; and
•	additional recordkeeping.

Such changes would likely require substantial time and impose significant costs, or could reduce the potential commercial value of TSHA-101, TSHA-118, TSHA-102, TSHA-103, TSHA-104 or other product candidates, and could materially harm our business and our financial results. In addition, delays in receipt of or failure to receive regulatory clearances or approvals for any other products would harm our business, financial condition, and results of operations.

Our business activities will be subject to the Foreign Corrupt Practices Act, or FCPA, and similar anti-bribery and anti-corruption laws.

As we expand our business activities outside of the United States, including our clinical trial efforts, we will be subject to the FCPA and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate. The FCPA generally prohibits offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to a non-United States government official in order to influence official action, or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-United States governments. Additionally, in many other countries, the healthcare providers who prescribe pharmaceuticals are employed by their government, and the purchasers of pharmaceuticals are government entities; therefore, our dealings with these prescribers and purchasers will be subject to regulation under the FCPA. Recently the SEC and Department of Justice have increased their FCPA enforcement activities with respect to biotechnology and pharmaceutical companies. There is no certainty that all of our employees, agents, suppliers, manufacturers, contractors, or collaborators, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers, or our employees, the closing down of facilities, including those of our suppliers and manufacturers, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries as well as difficulties in manufacturing or continuing to develop our products, and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, and our business, prospects, operating results, and financial condition.

Disruptions at the FDA, the SEC and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs or biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including most recently from December 22, 2018 to January 25, 2019, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Separately, in response to the COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products while local, national and international conditions warrant. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.

Risks Related to Employee Matters and Managing our Growth

Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on the management, development, clinical, financial and business development expertise of our executive officers, particularly RA Session II, our President and Chief Executive Officer. Each of our executive officers may currently terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or employees.

Recruiting and retaining qualified scientific and clinical personnel and, if we progress the development of our product pipeline toward scaling up for commercialization, manufacturing and sales and marketing personnel, will also be critical to our success. The loss of the services of our executive officers or other key employees could impede the achievement of our development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

We currently have a limited number of employees, and we rely on PBM Capital Group, LLC to provide various administrative and management services.

We currently rely on the support and administrative services provided by PBM Capital Group, LLC, which, together with its affiliate PBM TGT Holdings, LLC, is a holder of more than 5% of our capital stock, pursuant to our services agreement with PBM Capital Group, LLC. We do not expect personnel and support staff that provide services to us under these services agreements will have as their primary responsibility the management and administration of our business or act exclusively for us. As a result, such individuals will not allocate all of their time and resources to us.

If PBM Capital Group, LLC fails to perform their obligations in accordance with the terms of the services agreements, it could be difficult for us to operate our business. Any failure by PBM Capital Group, LLC to effectively manage administrative or other services that they provide to us could harm our business, financial condition and results of operations. In addition, the termination of our relationship with PBM Capital Group, LLC and any delay in appointing or finding a suitable replacement provider (if one exists) could make it difficult for us to operate our business.

Additionally, over time we will need to transition from receiving the services that PBM Capital Group, LLC is currently providing to performing such activities internally. If we do not have adequate financial resources or personnel and systems in place at the time that we assume responsibilities for such services, we may not be successful in effectively or efficiently transitioning these services from PBM Capital Group, LLC, which could disrupt our business and have a material adverse effect on our financial condition and results of operations. Even if we are able to successfully transition these services, they may be more expensive or less efficient than the services we are receiving from PBM Capital Group, LLC during the transition period.

We expect to expand our clinical development and regulatory capabilities and potentially implement sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

As of September 30, 2020, we had 12 employees. As our development progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical product development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

Our employees, independent contractors, consultants, collaborators, principal investigators, CROs, suppliers and vendors may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements.

We are exposed to the risk that our employees, independent contractors, consultants, collaborators, principal investigators, CROs, suppliers and vendors may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct that violates FDA regulations, including those laws requiring the reporting of true, complete and accurate information to the FDA, manufacturing standards, federal and state healthcare laws and regulations, and laws that require the true, complete and accurate reporting of financial information or data. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Misconduct by these parties could also involve the improper use of individually identifiable information, including, without limitation, information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a code of business conduct and ethics, but it is not always possible to identify and deter misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, including, without limitation, damages, fines, disgorgement, imprisonment, exclusion from participation in government healthcare programs, such as Medicare and Medicaid, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations.

Risks Related to Ownership of our Common Stock and our Status as a Public Company

An active trading market for our common stock may not continue to be developed or sustained.

Prior to our initial public offering, there was no public market for our common stock. Although our common stock is listed on The Nasdaq Global Market, an active trading market for our shares may never develop or be sustained. If an active market for our common stock does not develop or is not sustained, it may be difficult for you to sell shares of our common stock at an attractive price or at all.

The trading price of the shares of our common stock may be volatile, and purchasers of our common stock could incur substantial losses.

Our stock price may be volatile. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

•	the reporting of unfavorable preclinical results;
•

the commencement, enrollment or results of our clinical trials of TSHA-101, TSHA-118, TSHA-102, TSHA-103, TSHA-104 or any future clinical trials we may conduct, or changes in the development status of our product candidates;

•

any delay in our regulatory filings for TSHA-101, TSHA-118, TSHA-102, TSHA-103, TSHA-104 or any other product candidate we may develop, and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;

•	adverse results from, delays in or termination of clinical trials;
•	adverse regulatory decisions, including failure to receive regulatory approval of our product candidates;
•	unanticipated serious safety concerns related to the use of TSHA-101, TSHA-118, TSHA-102, TSHA-103, TSHA-104 or any other product candidate;
•	changes in financial estimates by us or by any equity research analysts who might cover our stock;
•	conditions or trends in our industry;
•	changes in the market valuations of similar companies;
•	stock market price and volume fluctuations of comparable companies and, in particular, those that operate in the biopharmaceutical industry;
•	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;
•	our relationships with our collaborators;
•	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;

•	investors’ general perception of our company and our business;
•	recruitment or departure of key personnel;
•	overall performance of the equity markets;
•	trading volume of our common stock;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	significant lawsuits, including patent or stockholder litigation;
•	changes in the structure of healthcare payment systems;
•	general political and economic conditions; and
•	other events or factors, many of which are beyond our control.

The stock market in general, and the Nasdaq Global Market and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies, including very recently in connection with the ongoing COVID-19 pandemic, which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. Broad market and industry factors, including potentially worsening economic conditions and other adverse effects or developments relating to the ongoing COVID-19 pandemic, may negatively affect the market price of our common stock, regardless of our actual operating performance. The realization of any of the above risks or any of a broad range of other risks, including those described in this section, could have a significant and material adverse impact on the market price of our common stock.

In addition, in the past, stockholders have initiated class action lawsuits against pharmaceutical and biotechnology companies following periods of volatility in the market prices of these companies’ stock. Such litigation, if instituted against us, could cause us to incur substantial costs and divert management’s attention and resources from our business.

If equity research analysts do not publish research or reports, or publish unfavorable research or reports, about us, our business or our market, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that equity research analysts publish about us and our business. As a newly public company, we have only limited research coverage by equity research analysts. Equity research analysts may elect not to provide research coverage of our common stock, and such lack of research coverage may adversely affect the market price of our common stock. In the event we do have equity research analyst coverage, we will not have any control over the analysts or the content and opinions included in their reports. The price of our stock could decline if one or more equity research analysts downgrade our stock or issue other unfavorable commentary or research. If one or more equity research analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which in turn could cause our stock price or trading volume to decline.

A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly.

As of November 12, 2020, we have outstanding 37,761,435 shares of common stock. Of these shares, approximately 9.1 million shares are freely tradable and the remaining shares of common stock will be available for sale in the public market beginning in March 2021 following the expiration of lock-up agreements between some of our stockholders and the underwriters entered into in connection with our initial public offering. Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC and Jefferies LLC may release these stockholders from their lock-up agreements with the underwriters at any time and without notice, which would allow for earlier sales of shares in the public market.

In addition, we have filed a registration statement on Form S-8 under the Securities Act of 1933, as amended, or the Securities Act, registering the issuance of approximately 7.6 million shares of common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans. Shares registered under this registration statement on Form S-

8 will be available for sale in the public market subject to vesting arrangements and exercise of options, the lock-up agreements described above and the restrictions of Rule 144 in the case of our affiliates.

Additionally, the holders of an aggregate of approximately 25.6 million shares of our common stock, or their transferees, will have rights, subject to some conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register the resale of these shares, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Provisions in our corporate charter documents and under Delaware law may prevent or frustrate attempts by our stockholders to change our management and hinder efforts to acquire a controlling interest in us, and the market price of our common stock may be lower as a result.

There are provisions in our certificate of incorporation and bylaws that may make it difficult for a third party to acquire, or attempt to acquire, control of our company, even if a change of control was considered favorable by you and other stockholders. For example, our board of directors has the authority to issue up to 10,000,000 shares of preferred stock. The board of directors can fix the price, rights, preferences, privileges, and restrictions of the preferred stock without any further vote or action by our stockholders. The issuance of shares of preferred stock may delay or prevent a change of control transaction. As a result, the market price of our common stock and the voting and other rights of our stockholders may be adversely affected. An issuance of shares of preferred stock may result in the loss of voting control to other stockholders.

Our charter documents also contain other provisions that could have an anti-takeover effect, including:

•	only one of our three classes of directors will be elected each year;
•	stockholders will not be entitled to remove directors other than by a 66 2/3% vote and only for cause;
•	stockholders will not be permitted to take actions by written consent;
•	stockholders cannot call a special meeting of stockholders; and
•	stockholders must give advance notice to nominate directors or submit proposals for consideration at stockholder meetings.

In addition, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which regulates corporate acquisitions by prohibiting Delaware corporations from engaging in specified business combinations with particular stockholders of those companies. These provisions could discourage potential acquisition proposals and could delay or prevent a change of control transaction. They could also have the effect of discouraging others from making tender offers for our common stock, including transactions that may be in your best interests. These provisions may also prevent changes in our management or limit the price that investors are willing to pay for our stock.

Concentration of ownership of our common stock among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.

Our executive officers, directors and current beneficial owners of 5% or more of our common stock and their respective affiliates beneficially own a majority of our common stock. As a result, these persons, acting together, would be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors, any merger, consolidation, sale of all or substantially all of our assets, or other significant corporate transactions.

Some of these persons or entities may have interests different than yours. For example, because many of these stockholders purchased their shares at prices substantially below the current market price of our common stock and have held their shares for a longer period, they may be more interested in selling our company to an acquirer than other investors, or they may want us to pursue strategies that deviate from the interests of other stockholders.

We are an “emerging growth company” and a “smaller reporting company” and, as a result of the reduced disclosure and governance requirements applicable to emerging growth companies and smaller reporting companies, our common stock may be less attractive to investors.

We are an “emerging growth company” as defined in the JOBS Act, and we intend to take advantage of some of the exemptions from reporting requirements that are applicable to other public companies that are not emerging growth companies, including:

•	not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting;
•

not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

•	reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements; and
•	not being required to hold a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until December 31, 2025 or, if earlier, (i) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, (ii) the date on which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Even after we no longer qualify as an emerging growth company, we may, under certain circumstances, still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the rules and regulations of the stock market on which our common stock is listed. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting.

Commencing with our fiscal year ending December 31, 2021, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting in our Form 10-K filing for that year, as required by Section 404 of the Sarbanes-Oxley Act. This will require that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts. Prior to our initial public offering, we have never been required to test our internal control within a specified period, and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner.

We may identify weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements. If that were to happen, the market price of our stock could decline and we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the Securities and Exchange Commission or other regulatory authorities.

We have broad discretion in the use our cash and cash equivalents, including the net proceeds from our initial public offering.

We have broad discretion over the use of our cash and cash equivalents, including the net proceeds from our recent initial public offering. You may not agree with our decisions, and our use of the proceeds may not yield any return on your investment. Our failure to apply our cash and cash equivalents effectively could compromise our ability to pursue our growth strategy and we might not be able to yield a significant return, if any, on our investment of these net proceeds. You will not have the opportunity to influence our decisions on how to use our cash and cash equivalents.

Our effective tax rate may fluctuate, and we may incur obligations in tax jurisdictions in excess of accrued amounts.

We are subject to taxation in more than one tax jurisdiction. As a result, our effective tax rate is derived from a combination of applicable tax rates in the various places that we operate. In preparing our financial statements, we estimate the amount of tax that will become payable in each such jurisdiction. Nevertheless, our effective tax rate may be different than experienced in the past due to numerous factors, including passage of newly enacted tax legislation, changes in the mix of our profitability from jurisdiction to jurisdiction, the results of examinations and audits of our tax filings, our inability to secure or sustain acceptable agreements with tax authorities, changes in accounting for income taxes and changes in existing tax laws. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations and may result in tax obligations in excess of amounts accrued in our financial statements.

We might not be able to utilize a significant portion of our net operating loss carryforwards.

We expect to generate significant federal and state net operating loss, or NOL, carryforwards in the future. These NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the Tax Act, as modified by the CARES Act, federal NOLs incurred in taxable years beginning after December 31, 2017 and in future taxable years may be carried forward indefinitely, but the deductibility of such federal NOLs incurred in the taxable year beginning after December 31, 2020 is limited. It is uncertain how various states will respond to the Tax Act and CARES Act. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. The completion of our recent initial public offering, together with private placements and other transactions that have occurred since our inception, may trigger such an ownership change pursuant to Section 382. We have not yet completed a Section 382 analysis. We may experience ownership changes as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our NOL carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

Because we do not anticipate paying any cash dividends on our common stock in the foreseeable future, capital appreciation, if any, will be your sole source of gains and you may never receive a return on your investment.

You should not rely on an investment in our common stock to provide dividend income. We have not declared or paid cash dividends on our common stock to date. We currently intend to retain our future earnings, if any, to fund the development and growth of our business. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future. Investors seeking cash dividends should not purchase our common stock.

We will incur increased costs and demands upon management as a result of being a public company.

As a public company listed in the United States, we will incur significant additional legal, accounting and other costs, which we anticipate will be between $6.0 million and $7.0 million annually, including the cost of director and officer liability insurance. These additional costs could negatively affect our financial results. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and the Nasdaq Stock Market, may increase legal and financial compliance costs and make some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

Failure to comply with these rules might also make it more difficult for us to obtain some types of insurance, including director and officer liability insurance, and we might be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on committees of our board of directors or as members of senior management.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America will be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:

•	any derivative action or proceeding brought on our behalf;
•	any action asserting a breach of fiduciary duty;
•	any action asserting a claim against us arising under the Delaware General Corporation Law, our amended and restated certificate of incorporation, or our amended and restated bylaws;
•	any claim or cause of action seeking to interpret, apply, enforce or determine the validity of our restated certificate or our amended and restated bylaws;
•	any claim or cause of action as to which the Delaware General Corporation Law confers jurisdiction on the Court of Chancery of the state of Delaware; and
•	any action asserting a claim against us that is governed by the internal-affairs doctrine.

This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation further provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.

These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers and other employees. If a court were to find either exclusive-forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving the dispute in other jurisdictions, all of which could seriously harm our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent Sales of Unregistered Equity Securities

Issuances of Preferred Stock

In July 2020, we issued an aggregate of 3,800,000 shares of our Series A convertible preferred stock at a purchase price of $3.00 per share, for aggregate consideration of $11.4 million.

In July and August 2020, we issued an aggregate of 5,647,048 shares of our Series B convertible preferred stock at a purchase price of $17.00 per share, for aggregate consideration of $96.0 million.

The issuance of such shares of Series A convertible preferred stock and Series B convertible preferred stock was exempt from registration under Section 4(a)(2) of the Securities Act (and Regulation D promulgated thereunder).

Common Stock Issued upon Conversion of Preferred Stock

On September 28, 2020, upon the closing of our initial public offering, all shares of our then-outstanding convertible preferred stock were automatically converted into 17,047,378 shares of common stock. The issuance of such shares of common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

(b) Use of Proceeds

On September 23, 2020, our Registration Statement on Form S-1, as amended (File No. 333-248559), was declared effective in connection with our initial public offering, pursuant to which we sold an aggregate of 9,050,000 shares of our common stock, including the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $20.00 per share. Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC and Jefferies LLC acted as joint book-running managers and Chardan Capital Markets, LLC acted as lead manager for the offering.

The initial public offering closed on September 28, 2020 with respect to 7,869,566 shares of common stock. On September 29, 2020, the offering closed with respect to an additional 1,180,434 shares purchased by the underwriters pursuant to the underwriters’ option to purchase additional shares. The aggregate net proceeds from our initial public offering, after underwriting discounts and commissions, and other offering expenses of $2.4 million, were $165.9 million. In connection with our initial public offering, no payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates or to our affiliates. There has been no material change in the planned use of proceeds from our initial public offering as described in our prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on September 25, 2020.

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On November 10, 2020, we entered into an amended and restated executive employment agreement with RA Session II, our President and Chief Executive Officer, pursuant to which Mr. Session will receive an initial annual base salary of $542,800, which is subject to adjustment at the discretion of our board of directors, and an annual bonus target equal to 50% of Mr. Session’s annual base salary based upon the achievement of individual and company performance goals as determined by our board of directors. Such compensation terms became effective as of the effectiveness of our Registration Statement on Form S-1 (File No. 333-248559) relating to our initial public offering on September 23, 2020. Pursuant to the amended and restated executive employment agreement, if we terminate Mr. Session’s employment without “cause,” or if Mr. Session terminates his employment for “good reason” (each, as defined in the amended and restated executive employment agreement), he will be entitled to continued payment of his base salary for 12 months. Such severance benefits are conditioned upon Mr. Session’s execution of and compliance with an effective and irrevocable general release, compliance with certain non-competition and non-solicitation obligations, resignation from all positions with us and return of all our property. The amended and restated executive employment agreement further provides that Mr. Session will be entitled to the severance benefits under our Change in Control Severance Plan. The foregoing description of the amended and restated executive employment agreement is not complete and is qualified in its entirety by reference to the agreement filed as Exhibit 10.7 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index are either filed or furnished with this report or incorporated herein by reference.

Exhibit Number	Description
3.1

Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39536), filed with the Securities and Exchange Commission on September 29, 2020).

3.2

Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-39536), filed with the Securities and Exchange Commission on September 29, 2020).

10.1+

2020 Stock Incentive Plan and Forms of Stock Option Grant Notice, Stock Option Agreement, Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-248559), filed with the Securities and Exchange Commission on September 17, 2020).

10.2+

2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-248559), filed with the Securities and Exchange Commission on September 17, 2020).

10.3+

Form of Indemnification Agreement with Executive Officers and Directors ((incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-248559), filed with the Securities and Exchange Commission on September 17, 2020).

10.4+

Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-248559), filed with the Securities and Exchange Commission on September 17, 2020).

10.5+

Change in Control Severance Plan and Form of Participation Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-248559), filed with the Securities and Exchange Commission on September 17, 2020).

10.6+

Form of Amended and Restated Offer Letter, to be entered into by and between the Company and the Company’s Executive Officers (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-248559), filed with the Securities and Exchange Commission on September 17, 2020).

10.7+*	Amended and Restated Executive Employment Agreement, effective as of September 24, 2020, by and between the Company and RA Session II.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
#

These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: November 12, 2020	By:	/s/ RA Session II
RA Session II
President and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2020	By:	/s/ Kamran Alam
Kamran Alam
Chief Financial Officer (Principal Financial and Accounting Officer)