Form 10-Q
period 2021-06-30
Taysha Gene Therapies, Inc.
filed 2021-08-16
CIK 1806310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 16, 2021, the registrant had 38,391,165 shares of common stock, $0.00001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Taysha Gene Therapies, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$197,370	$251,253
Prepaid expenses and other current assets	9,932	6,626
Total current assets	207,302	257,879
Deferred lease asset	691	715
Property, plant and equipment, net	33,867	287
Total assets	$241,860	$258,881
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,355	$1,994
Accrued expenses and other current liabilities	22,036	5,135
Total current liabilities	28,391	7,129
Build-to-suit lease liability	26,209	—
Other non-current liabilities	765	450
Total liabilities	55,365	7,579
Commitments and contingencies - Note 10
Stockholders' equity
Preferred stock, $0.00001 par value per share; 10,000,000 shares authorized and no shares issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Common stock, $0.00001 par value per share; 200,000,000 shares authorized and 38,391,165 and 37,761,435 issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	320,571	312,428
Accumulated deficit	(134,076)	(61,126)
Total stockholders’ equity	186,495	251,302
Total liabilities and stockholders' equity	$241,860	$258,881

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Taysha Gene Therapies, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$30,643	$3,062	$54,497	$8,576
General and administrative	10,129	948	18,365	1,018
Total operating expenses	40,772	4,010	72,862	9,594
Loss from operations	(40,772)	(4,010)	(72,862)	(9,594)
Other income (expense):
Change in fair value of preferred stock tranche liability	—	(17,210)	—	(17,030)
Interest income	40	—	106	—
Interest expense	(194)	—	(194)	(27)
Total other expense, net	(154)	(17,210)	(88)	(17,057)
Net loss	$(40,926)	$(21,220)	$(72,950)	$(26,651)
Net loss per common share, basic and diluted	$(1.09)	$(1.95)	$(1.96)	$(2.45)
Weighted average common shares outstanding, basic and diluted	37,479,164	10,894,999	37,237,115	10,894,999

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Taysha Gene Therapies, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

(Unaudited)

For the Three Months Ended June 30, 2021

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2021	37,761,435	$—	$316,022	$(93,150)	$222,872
Stock-based compensation	—	—	4,549	—	4,549
Issuance of common stock upon vesting and settlement of restricted stock units	629,730	—	—	—	—
Net loss	—	—	—	(40,926)	(40,926)
Balance as of June 30, 2021	38,391,165	$—	$320,571	$(134,076)	$186,495

For the Three Months Ended June 30, 2020

	Series A						Total
	Convertible				Additional		Stockholders'
	Preferred Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of March 31, 2020	6,000,000	$16,520	10,894,999	—	980	$(6,546)	$(5,566)
Issuance of Series A convertible preferred stock, net of offering costs of $10	200,000	590	—	—	—	—	—
Reclassification of preferred stock tranche liability upon issuance of Series A milestone shares	—	904	—	—	—	—	—
Net loss	—	—	—	—	—	(21,220)	(21,220)
Balance as of June 30, 2020	6,200,000	$18,014	10,894,999	$—	$980	$(27,766)	$(26,786)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Taysha Gene Therapies, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

(Unaudited)

For the Six Months Ended June 30, 2021

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2020	37,761,435	$—	$312,428	$(61,126)	$251,302
Stock-based compensation	—	—	8,143	—	8,143
Issuance of common stock upon vesting and settlement of restricted stock units	629,730	—	—	—	—
Net loss	—	—	—	(72,950)	(72,950)
Balance as of June 30, 2021	38,391,165	$—	$320,571	$(134,076)	$186,495

For the Six Months Ended June 30, 2020

	Series A						Total
	Convertible				Additional		Stockholders'
	Preferred Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2019	—	—	10,894,999	—	980	(1,115)	(135)
Issuance of Series A convertible preferred stock, net of offering costs of $440 and issuance of preferred stock tranche liability of $1,050	6,200,000	17,110	—	—	—	—	—
Reclassification of preferred stock tranche liability upon issuance of Series A milestone shares	—	904	—	—	—	—	—
Net loss	—	—	—	—	—	(26,651)	(26,651)
Balance as of June 30, 2020	6,200,000	$18,014	10,894,999	$—	$980	$(27,766)	$(26,786)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Taysha Gene Therapies, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(72,950)	$(26,651)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	117	—
Change in fair value of preferred stock tranche liability	—	17,030
Research and development license expense	5,500	3,000
Stock-based compensation	8,143	—
Other	194	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(3,282)	(9)
Accounts payable	2,382	1,237
Accrued expenses and other liabilities	15,053	1,214
Due to related party	(8)	14
Net cash used in operating activities	(44,851)	(4,165)
Cash flows from investing activities
Purchase of research and development license	(5,500)	(3,000)
Purchase of property, plant and equipment	(3,532)	—
Net cash used in investing activities	(9,032)	(3,000)
Cash flows from financing activities
Proceeds from issuances of Series A convertible preferred stock	—	18,600
Payment of Series A convertible preferred stock issuance costs	—	(263)
Proceeds from note payable to related party	—	1,673
Repayment of note payable to related party	—	(1,645)
Net cash provided by financing activities	—	18,365
Net (decrease) increase in cash and cash equivalents	(53,883)	11,200
Cash at the beginning of the period	251,253	—
Cash at the end of the period	$197,370	$11,200
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$27
Supplemental disclosure of noncash investing and financing activities:
Property, plant and equipment in accounts payable and accrued expenses	$3,308	$19
Acquisition of property, plant and equipment funded by landlord	$606	$—
Build-to-suit lease liability	$26,250	$—
Deferred offering costs not yet paid	$—	$90
Reclassification of preferred stock tranche liability	$—	$904
Allocation of preferred stock tranche liability	$—	$1,050
Series A convertible preferred stock issuance costs not yet paid	$—	$177

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

Liquidity and Capital Resources

The Company has incurred operating losses since inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of June 30, 2021, the Company had an accumulated deficit of $134.1 million.

Prior to the closing of the Company’s IPO, between March and July 2020, the Company closed on the sale of an aggregate of 10,000,000 shares of Series A convertible preferred stock for gross proceeds of $30.0 million. Between July and August 2020, the Company closed on the sale of an aggregate of 5,647,048 shares of Series B convertible preferred stock for gross proceeds of $96.0 million.

Future capital requirements will depend on many factors, including the timing and extent of spending on research and development and the market acceptance of the Company’s products. The Company will need to obtain additional financing in order to complete clinical studies and launch and commercialize any product candidates for which it receives regulatory approval. There can be no assurance that such financing will be available or will be on terms acceptable to the Company. As of June 30, 2021, the Company had cash of $197.4 million which the Company believes will be sufficient to fund its planned operations for a period of at least twelve months from the date of issuance of these condensed consolidated financial statements.

In December 2019, the novel coronavirus that causes the disease COVID-19 emerged and has subsequently spread worldwide. The World Health Organization has declared the COVID-19 outbreak a global pandemic, resulting in federal, state and local governments and private entities implementing various restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders, other advisories and quarantines of people who may have been exposed to the virus. The Company has been actively monitoring COVID-19 and its impact globally. Management believes the financial results for the six months ended June 30, 2021 were not significantly impacted by the COVID-19 pandemic. In addition, management believes the remote working arrangements and travel restrictions imposed by various governmental jurisdictions have had limited impact on the Company’s ability to maintain internal operations during the six months ended June 30, 2021. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition will depend on future developments that are highly uncertain, including new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19.

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

Principles of Consolidation

The accompanying interim condensed consolidated financial statements include the accounts of Taysha and its inactive wholly owned U.S. subsidiaries that were incorporated during 2020, and one inactive foreign subsidiary incorporated in June 2021. All intercompany transactions and balances have been eliminated in consolidation.

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

Significant Accounting Policies

There have been no changes in the Company’s significant accounting policies as disclosed in Note 2 to the audited consolidated financial statements included in the 2020 Annual Report, except as described below.

Build-to-Suit Lease

In the Company’s recent lease arrangement (as described in Note 10), the Company was involved in the construction of the build-out. To the extent the Company is involved with the structural improvements of the construction project or takes construction risk prior to the commencement of a lease, accounting guidance requires the Company to be considered the owner for accounting purposes of these types of projects during the construction period. In such cases, the Company records an asset in property, plant and equipment on its consolidated balance sheet equal to the fair value of the building shell, and a corresponding build-to-suit lease obligation on its consolidated balance sheet representing the amounts paid by the lessor. Upon completion of construction, the Company will consider the requirements for sale-leaseback accounting treatment, including evaluating whether all risks of ownership have been transferred back to the landlord.

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

Note 3—Balance Sheet Components

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Prepaid research and development	$6,716	$2,462
Prepaid bonus	1,192	409
Prepaid insurance	826	2,480
Prepaid clinical trial	184	944
Other	1,014	331
Total prepaid expenses and other current assets	$9,932	$6,626

Property, plant and equipment, net consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Leasehold improvements	1,863	—
Furniture and fixtures	676	—
Computer equipment	529	95
Laboratory equipment	460	—
Construction in progress	30,465	201
	33,993	296
Accumulated depreciation	(126)	(9)
Property, plant and equipment, net	$33,867	$287

Included in construction in progress at June 30, 2021 was $30.3 million of costs associated with the Build-to-Suit lease (see Note 10).

Depreciation expense was $85,000 and $117,000 for the three and six months ended June 30, 2021, respectively. There was no depreciation expense for the three and six months ended June 30, 2020.

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Accrued research and development	$14,508	$2,106
Accrued compensation	3,210	1,766
Accrued professional and consulting fees	1,372	999
Accrued property, plant, and equipment	1,309	173
Accrued clinical trial	959	—
Other	678	91
Total accrued expenses and other current liabilities	$22,036	$5,135

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

On February 21, 2020, the Company entered into a license agreement with Queen’s (the “Queen’s Agreement”) to obtain the exclusive perpetual, royalty-bearing license, with the right to sublicense through multiple tiers, under certain patent rights and know-how of Queen’s, including certain improvements to such patent rights and know-how, to develop products in any field which use one or more valid claims of the patents licensed under the Queen’s Agreement (the “Licensed Patents”), or the technology, information and intellectual property related to the patents licensed under the Queen’s Agreement (together with the Licensed Patents, the “Licensed Products”), and to make, have made, use, sell, offer for sale, import and export Licensed Products and otherwise exploit such patents and know-how for use in certain specified indications. In exchange for the rights granted to the Company, the Company made a cash payment of $3.0 million in April 2020 which is recorded in research and development expenses in the condensed consolidated statements of operations and included as an investing cash outflow in the condensed consolidated statements of cash flows since the acquired license does not have an alternative future use for the six months ended June 30, 2020. The Company is obligated to make aggregate cash payments of up to $10.0 million upon the completion of a combination of regulatory milestones and up to $10.0 million upon the completion of a combination of commercial milestones. In further consideration of the rights granted, beginning with the Company’s first commercial sale of the Licensed Products, the Company will also pay an annual earned royalty in the low single digits on net sales of Licensed Products, subject to certain customary reductions, and a percentage of non-royalty sublicensing revenue ranging in the low double digits. Royalties are payable, on a Licensed Products-by-Licensed Products and a country-by-country basis, until expiration of the last valid claim of a Licensed Patent covering such Licensed Products in such country and the expiration of any regulatory exclusivity for such Licensed Products in such country.

No additional milestone payments were made in connection with the Queen’s Agreement during the six months ended June 30, 2021.

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

No additional milestone payments were made in connection with this agreement during the six months ended June 30, 2021.

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

No additional milestone payments were made in connection with the Abeona Rett Agreement during the six months ended June 30, 2021.

Acquisition of Worldwide Rights for TSHA-120 for the treatment of GAN

In March 2021, the Company acquired the exclusive worldwide rights to a clinical-stage AAV9 gene therapy program, now known as TSHA-120, for the treatment of Giant Axonal Neuropathy (“GAN”). TSHA-120 is an intrathecally dosed AAV9 gene therapy currently being evaluated in a clinical trial for the treatment of GAN. The trial is being conducted by the National Institutes of Health in close collaboration with a leading patient advocacy group focused on finding treatments and cures for GAN. TSHA-120 has received rare pediatric disease and orphan drug designations from the U.S. Food and Drug Administration for the treatment of GAN. The worldwide rights were acquired through a license agreement, effective March 29, 2021, between Hannah’s Hope Fund for Giant Axonal Neuropathy, Inc. (“HHF”) and the Company.

Under the terms of the agreement, in exchange for granting the Company the exclusive worldwide rights to TSHA-120, HHF received an upfront payment of $5.5 million and will be eligible to receive clinical, regulatory and commercial milestones totaling up to $19.3 million, as well as a low, single-digit royalty on net sales upon commercialization of the product.

In exchange for the license rights, the Company recorded an aggregate of $5.5 million within research and development expenses in the condensed consolidated statements of operations since the acquired license does not have an alternative future use. This license fee was paid in April 2021 and has been classified as an investing outflow in the condensed consolidated statements of cash flows for the six months ended June 30, 2021. No additional milestone payments were made in connection with this agreement during the six months ended June 30, 2021.

Note 5—Stockholders’ Equity (Deficit), Convertible Preferred Stock and Tranche Liability

Authorized Shares

The Company amended its certificate of incorporation on March 4, 2020, July 2, 2020 and again on July 28, 2020 such that the total number of shares of common stock authorized to be issued was increased to 32,685,000, and the total number of shares of preferred stock authorized to be issued was increased to 15,647,052, of which 10,000,000 preferred shares were designated Series A convertible preferred stock and 5,647,052 were designated Series B convertible preferred stock. On September 28, 2020, the Company amended its certificate of incorporation such that the total number of shares of common stock authorized to be issued was increased to 200,000,000, and the total number of shares of new preferred stock authorized to be issued was 10,000,000. As of June 30, 2021 and December 31, 2020, no shares of preferred stock were issued or outstanding.

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

Based on the analysis, the Company recorded a preferred stock tranche liability of $1.1 million at the issue date to account for the obligation to issue the Milestone Shares at a predetermined fixed price at a future settlement date.  At June 30, 2020, ahead of the anticipated closing of the Series B Purchase Agreement for $17.00 per share that occurred on July 2, 2020, certain investors elected to exercise in full their options to purchase their pro-rata portion of the Milestone Shares prior to the Company’s achievement of the clinical milestones and purchased 200,000 shares of Series A convertible preferred stock. The Company remeasured the fair value of the entire tranche liability at June 30, 2020, and recognized a non-cash expense of $17.0 million in the condensed consolidated statement of operations for the six months ended June 30, 2020. As 200,000 of the Milestone Shares were also issued to certain investors on June 30, 2020, the related tranche liability was extinguished, and the Company reclassified $0.9 million to convertible preferred stock on the condensed consolidated balance sheet as of June 30, 2020. The Company concluded that no beneficial conversion feature (“BCF”) existed as the effective conversion price of the Series A convertible preferred stock exceeded the fair value of the Company’s common stock at each of the commitment dates. Specifically at the commitment date of June 30, 2020, when 200,000 Milestone Shares were issued, the deemed proceeds were equal to the cash proceeds received for the shares of Series A convertible preferred stock and the fair value of the tranche liability that related to the Milestone Shares, or $7.52 per share. As the effective conversion price exceeded the fair value of the Company’s common stock, no BCF existed.

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

Furthermore, on September 16, 2020, the Company’s stockholders approved the Employee Stock Purchase Plan (“ESPP”), which became effective upon the execution of the underwriting agreement in connection with the IPO. The maximum number of shares of common stock that may be issued under the ESPP will not exceed 362,000 shares of common stock, plus the number of shares of common stock that are automatically added on January 1st of each year for a period of up to ten years, commencing on the first January 1 following the IPO date and ending on (and including) January 1, 2030, in an amount equal to the lesser of (i) one percent (1.0%) of the total number of shares of capital stock outstanding on December 31st of the preceding calendar year, and (ii) 724,000 shares of common stock.   No shares were added to the ESPP as of January 1, 2021 and no issuances have been made under the ESPP as of June 30, 2021.

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

For the three months ended June 30, 2021, options to purchase 964,750 shares of common stock under the New Plan were awarded with a weighted-average grant date fair value per share of $14.73. For the six months ended June 30, 2021, options to purchase 2,586,650 shares of common stock under the New Plan were awarded with a weighted-average grant date fair value per share of $17.25. The stock options vest over one to four years and have a ten-year contractual term.

The following weighted-average assumptions were used to estimate the fair value of stock options that were granted during the three and six months ended June 30, 2021:

	Three months ended June 30, 2021	Six months ended June 30, 2021
Risk-free interest rate	1.07%	0.80%
Expected dividend yield	—	—
Expected term in years	6.0	6.0
Expected volatility	76%	75%

The following table summarizes stock option activity, during the six months ended June 30, 2021:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Stock	Exercise	Contractual	Value
	Options	Price	Life (in years)	(in thousands)
Outstanding at December 31, 2020	674,842	20.68	9.8	$3,953
Options granted	2,586,650	26.41
Options cancelled or forfeited	(47,800)	28.61
Outstanding at June 30, 2021	3,213,692	$25.18	9.6	$786
Vested and expected to vest at June 30, 2021	3,213,692	$25.18	9.6	$786
Options exercisable at June 30, 2021	43,054	$20.50	9.3	$37

The aggregate intrinsic value in the above table is calculated as the difference between the fair value of the Company’s common stock as of June 30, 2021 and the exercise price of the stock options. As of June 30, 2021, the total unrecognized compensation related to unvested stock option awards granted was $47.5 million, which the Company expects to recognize over a weighted-average period of approximately 3.5 years.

Restricted Stock Units

On September 2, 2020, the Company issued 331,121 RSUs to an employee under the Existing Plan; 25% of the shares of common stock underlying the RSUs vest at each anniversary over a four-year period. The RSUs are subject to a service-based vesting condition. The RSUs were also subject to a liquidity-based performance vesting condition that was met upon the closing of the IPO. The Company at any time may accelerate the vesting of the RSUs. Such shares are not accounted for as outstanding until they vest. As of June 30, 2021, the total unrecognized compensation related to unvested RSUs granted, including the remaining compensation cost associated with the RSUs granted on September 2, 2020 in exchange for the Cancelled Options, was $13.3 million which is expected to be amortized on a straight-line basis over the weighted-average remaining vesting period of approximately 1.5 years.

The Company's default tax withholding method for RSUs is the sell-to-cover method, in which shares with a market value equivalent to the tax withholding obligation are sold on behalf of the holder of the RSUs upon vesting and settlement to cover the tax withholding liability and the cash proceeds from such sales are remitted by the Company to taxing authorities.

The Company’s RSU activity for the six months ended June 30, 2021 was as follows:

		Weighted
		Average
		Grant Date
	Number	Fair Value
	of Shares	per Share
Nonvested at January 1, 2021	2,850,053	$6.37
Restricted units granted	—	—
Vested	(629,730)	5.25
Cancelled or forfeited	(167,186)	5.25
Nonvested at June 30, 2021	2,053,137	$6.80

Restricted Stock Awards

RA Session II, the Company’s founder, President and Chief Executive Officer, was awarded 769,058 RSAs under the Existing Plan on July 1, 2020, which are expected to vest over a three-year term, subject to continuous employment. As of June 30, 2021, the total unrecognized compensation related to unvested RSAs granted was $2.6 million which is expected to be amortized on a straight-line basis over the weighted-average remaining vesting period of approximately 1.8 years. The fair value of these RSAs at the grant date of July 1, 2020 was $5.28 per share.

The Company’s RSA activity for the six months ended June 30, 2021 was as follows:

		Weighted
		Average
		Grant Date
	Number	Fair Value
	of Shares	per Share
Nonvested at December 31, 2020	769,058	$5.28
Restricted stock granted	—	—
Vested	(298,843)	5.28
Nonvested at June 30, 2021	470,215	$5.28

The following table summarizes the total stock-based compensation expense for the stock options, RSAs and RSUs recorded in the condensed consolidated statements of operations for the three and six months ended June 30, 2021 (in thousands):

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
Research and development expense	$2,214	$3,793
General and administrative expense	2,335	4,350
Total	$4,549	$8,143

Note 7—Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Since the Company had a net loss in all periods presented, basic and diluted net loss per common share are the same.

The following table represents the calculation of basic and diluted net loss per common share (in thousands, except share and per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(40,926)	$(21,220)	$(72,950)	$(26,651)
Weighted-average shares of common stock outstanding used to compute net loss per common share, basic and diluted	37,479,164	10,894,999	37,237,115	10,894,999
Net loss per common share, basic and diluted	$(1.09)	$(1.95)	$(1.96)	$(2.45)

The following common stock equivalents outstanding as of June 30, 2021 and 2020 were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti‑dilutive:

	June 30, 2021	June 30, 2020
Unvested RSUs	2,053,137	—
Unvested RSAs	470,215	—
Stock options	3,213,692	—
Series A convertible preferred stock	—	6,200,000
Total	5,737,044	6,200,000

Note 8—Related Party Transactions

RA Session II, founder, President and Chief Executive Officer and a member of the Company’s board of directors, was a guarantor under the Guaranty and Security Agreement between himself, Queen’s and the Company, and in the event of the Company’s failure to fund its obligations under the RGA with Queen’s, had personally guaranteed payments due by the Company to Queen’s. In addition, the Company entered into two secured promissory notes with Mr. Session in January 2020 for an aggregate of $1.67 million, with 10% interest. The Company secured the notes with a first priority security interest in certain assets of the Company. During March 2020, the Company repaid $1.65 million of the notes, and the remaining balance was repaid in July 2020.

In March 2020, the Company entered into a services agreement with PBM Capital Group, LLC (“PBM”), an affiliate of PBM TGT Holdings, LLC whereby PBM provides accounting and other administrative and management services related to payroll administration, human resources, bookkeeping, preparation of financial statements and tax returns, accounts payable and receivable, and other similar functions for a fee of $2,500 per month. Paul B. Manning, a member of the Company’s board of directors and a holder of more than 5% of the Company’s capital stock, is the Chief Executive Officer of PBM Capital Group, LLC and has sole voting and investment power with respect to the shares held by PBM TGT Holdings, LLC. In September 2020, PBM TGT Holdings, LLC distributed all of the shares of Series A convertible preferred stock it previously held to its beneficial owners, including Mr. Manning and entities controlled by Mr. Manning, for no additional consideration in accordance with the terms of its operating agreement. In April 2021, the PBM services agreement was terminated and all outstanding amounts due have been paid.

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

As of June 30, 2021, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2020.

Note 10—Commitments and Contingencies

Litigation

The Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims. From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.

Commitments

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. The Company’s maximum exposure under these arrangements is unknown at June 30, 2021. The Company does not anticipate recognizing any significant losses relating to these arrangements.

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

The Company incurred initial direct costs to enter into the Durham Lease of approximately $0.8 million in December 2020. The costs have been recorded on the condensed consolidated balance sheets as a deferred lease asset and are being amortized into earnings over the term of the Durham Lease.

In accordance with ASC Topic 840, Leases, the Company is deemed, for accounting purposes only, to be the owner of the entire leased Facility, including the building shell, during the construction period because of the Company’s expected level of direct financial and operational involvement in the substantial tenant improvements, including structural improvements, required to build out the Facility. As a result, the Company capitalized approximately $26.3 million as a build-to-suit asset within property, plant and equipment, net and recognized a corresponding build-to-suit lease financing obligation as a liability on its condensed consolidated balance sheets equal to the fair value of the existing building shell using comparable market prices per square foot for similar space for public real estate transactions in the surrounding area at commencement of construction. Additionally, construction costs incurred as part of the build-out and tenant improvements are also capitalized within property, plant and equipment, net. Costs of approximately $4.0 million have been capitalized during the six months ended June 30, 2021, related to both equipment purchases and the build-out of the leased Facility. Construction is expected to be completed in 2023, upon which time the Company will assess and determine if the build-to-suit asset and corresponding liability should be de-recognized.

Dallas Lease

On January 11, 2021, the Company entered into a lease agreement (the “Dallas Lease”) with Pegasus Park, LLC, a Delaware limited liability company (the “Dallas Landlord”), pursuant to which the Company will lease approximately 15,000 square feet of office space at 3000 Pegasus Park Drive, Dallas, Texas 75247 (the “Office Space”).

The Dallas Lease commenced on May 27, 2021, and has a term of approximately ten years. The Company has an option to extend the term of the Dallas Lease for one additional period of five years. The Company’s obligation for the payment of base rent for the Office Space is initially approximately $32,500 per month and will increase annually, up to an estimated monthly base rent of $50,000 during the term of the Lease. The Company is obligated to pay operating costs and utilities applicable to the Office Space. The Company was required to provide a security deposit of $32,500 in connection with its entry into the Dallas Lease. Total future minimum lease payments under the Dallas Lease over the initial 10 year term are approximately $4.9 million. The Company is responsible for costs of constructing interior improvements within the Office Space that exceed a construction allowance provided by the Dallas Landlord not to exceed $40.00 per rentable square foot.

The Company has a right of first refusal with respect to certain additional adjacent office space before the Dallas Landlord accepts any offer for such space.

The Dallas Landlord has the right to terminate the Lease, or the Company’s right to possess the Office Space without terminating the Dallas Lease, upon specified events of default, including the Company’s failure to pay rent in a timely manner and upon the occurrence of certain events of insolvency with respect to the Company.

As of June 30, 2021, the Company recognized approximately $0.6 million of lease construction incentive based on the construction allowance provided. The construction incentive has been recorded on the condensed consolidated balance sheets as a deferred lease incentive obligation and is being amortized into earnings as a deduction of rent expense over the term of the Dallas Lease.

Note 11—Subsequent Events

On August 12, 2021 (the “Closing Date”), the Company entered into a Loan and Security Agreement (the “Term Loan Agreement”), by and among the Company, the lenders party thereto from time to time (the “Lenders”) and Silicon Valley Bank, as administrative agent and collateral agent for the Lenders (“Agent”).  The Term Loan Agreement provides for (i) on the Closing Date, $40.0 million aggregate principal amount of term loans available through December 31, 2021, (ii) from January 1, 2022 until September 30, 2022, an additional $20.0 million term loan facility available at the Company’s option upon having three distinct and active clinical stage programs at the time of draw, (iii) from October 1, 2022 until March 31, 2023, an additional $20.0 million term loan facility available at the Company’s option upon having three distinct and active clinical stage programs at the time of draw and (iv) from April 1, 2023 until December 31, 2023, an additional $20.0 million term loan facility available upon approval by the Agent and the Lenders (collectively, the “Term Loans”). The Company drew $30.0 million in term loans on the Closing Date.

The interest rate applicable to the Term Loans is the greater of (a) the WSJ Prime Rate plus 3.75% or (b) 7.00% per annum.  The Term Loans are interest only from the Closing Date through August 31, 2024, after which the Company is required to pay equal monthly installments of principal through August 1, 2026, the maturity date.

The Term Loans may be prepaid in full through August 12, 2022 with payment of a 2.00% prepayment premium, after which they may be prepaid in full through August 12, 2023 with payment of a 1.00% prepayment premium, after which they may be prepaid in full with no prepayment premium. An additional final payment of 7.5% of the amount of Terms Loans advanced by the Lenders will be due upon prepayment or repayment of the Term Loans in full.

The obligations under the Term Loan Agreement are secured by a perfected security interest in all of the Company’s assets except for intellectual property and certain other customarily excluded property pursuant to the terms of the Term Loan Agreement. There are no financial covenants and no warrants associated with the Term Loan Agreement.

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

Overview

We are a patient-centric gene therapy company focused on developing and commercializing AAV-based gene therapies for the treatment of monogenic diseases of the central nervous system, or CNS, in both rare and large patient populations. We were founded in partnership with The University of Texas Southwestern Medical Center, or UT Southwestern, to develop and commercialize transformative gene therapy treatments. Together with UT Southwestern, we are advancing a deep and sustainable product portfolio of 26 gene therapy product candidates, with exclusive options to acquire four additional development programs at no cost. By combining our management team’s proven experience in gene therapy drug development and commercialization with UT Southwestern’s world-class gene therapy research capabilities, we believe we have created a powerful engine to develop transformative therapies to dramatically improve patients’ lives. We recently acquired exclusive worldwide rights to a clinical-stage, intrathecally dosed AAV9 gene therapy program, now known as TSHA-120, for the treatment of giant axonal neuropathy, or GAN. A Phase 1/2 clinical trial of TSHA-120 is being conducted by the National Institutes of Health, or NIH under an accepted investigational new drug application, or IND, and we expect to provide a regulatory and clinical update by the end of 2021. A Phase 1/2 clinical trial of TSHA-101 was initiated by Queen’s University at Kingston, or Queen’s University, under an accepted Clinical Trial Application, or CTA, in Canada, and Queen’s University expects to report preliminary safety and biomarker data in the second half of 2021 and preliminary clinical data by the end of 2021. We plan to submit an IND for TSHA-101 for the treatment of GM2 gangliosidosis to the U.S. Food and Drug Administration, or FDA, and initiate a Phase 1/2 clinical trial in the United States, each in the second half of 2021. In addition, we plan to submit INDs / CTAs for each of TSHA-102 in Rett syndrome and TSHA-104 in SURF1-associated Leigh syndrome in the second half of 2021 and one of the following programs in 2021: TSHA-103 in SLC6A1 haploinsufficiency, TSHA-105 in SLC13A5 deficiency, TSHA-111-LAFORIN and TSHA-111-MALIN for two different forms of Lafora disease, TSHA-112 in APBD and TSHA-119 in GM2 AB variant. We are also developing TSHA-118 for the treatment of CLN1 disease (one of the forms of Batten disease) and intend to initiate a Phase 1/2 clinical trial of TSHA-118 in the second half of 2021 under a currently open IND. We anticipate dosing the first patient in that trial in the second half of 2021 and reporting biomarker data in the first half of 2022. Further, we plan to advance four new undisclosed programs focused on neurodevelopmental disorders, genetic epilepsies and neurodegenerative diseases into preclinical development in 2021. In addition to our product pipeline candidates, we are building a platform of next-generation technologies to optimize key components of our AAV-based gene therapies, including redosing, transgene regulation and capsid development.

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

Since our inception, we have incurred significant operating losses. Our net losses were $73.0 million for the six months ended June 30, 2021 and $26.7 million for the six months ended June 30, 2020. As of June 30, 2021, we had an accumulated deficit of $134.1 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

•	continue to advance the preclinical and clinical development of our product candidates and preclinical and discovery programs;
•

conduct our ongoing clinical trials of TSHA-101 and TSHA-120, as well as initiate and complete additional clinical trials of TSHA-101, TSHA-118, TSHA-102, TSHA-104 and any other current and future product candidates that we advance;

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

Recent Developments

TSHA-120 for Giant Axonal Neuropathy

In March 2021, we acquired the exclusive worldwide rights to a clinical-stage, intrathecally dosed AAV9 gene therapy program, now known as TSHA-120, for the treatment of giant axonal neuropathy, or GAN, pursuant to a license agreement with Hannah’s Hope Fund for Giant Axonal Neuropathy, Inc., or HHF. Under the terms of the agreement, HHF received an upfront payment of $5.5 million and will be eligible to receive clinical, regulatory and commercial milestones totaling up to $19.3 million, as well as a low, single-digit royalty on net sales upon commercialization of TSHA-120.

GAN is a rare autosomal recessive disease of the central and peripheral nervous systems caused by loss-of-function gigaxonin gene mutations. The estimated prevalence of GAN is 2,400 patients in the United States and European Union.

Symptoms and features of children with GAN usually develop around the age of five years and include an abnormal, wide based, unsteady gait, weakness and some sensory loss. There is often associated dull, tightly curled, coarse hair, giant axons seen on a nerve biopsy, and spinal cord atrophy and white matter abnormality seen on MRI. Symptoms progress and as the children grow older they develop progressive scoliosis and contractures, their weakness progresses to the point where they will need a wheelchair for mobility, respiratory muscle strength diminishes to the point where the child will need a ventilator (usually in the early to mid-teens) and the children often die during their late teens or early twenties, typically due to respiratory failure. There is an early- and late-onset phenotype associated with the disease, with shared physiology. The late-onset phenotype is often categorized as Charcot-Marie-Tooth Type 2, or CMT2, with a lack of tightly curled hair and CNS symptoms with relatively slow progression of disease. This phenotype represents up to 6% of all CMT2 diagnosis. In the late-onset population, patients have poor quality of life but the disease is not life-limiting. In early-onset disease, symptomatic treatments attempt to maximize physical development and minimize the rate of deterioration. Currently, there are no approved disease-modifying treatments available.

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

There is an ongoing natural history study being led by the NIH, that has already identified and followed a number of patients with GAN for over five years with disease progression characterized by a number of clinical assessments. The GAN natural history study was initiated in 2013 and included 45 GAN patients, aged 3 to 21 years. Imaging data from this study has demonstrated that there are distinctive increased T2 signal abnormalities within the cerebellar white matter surrounding the dentate nucleus of the cerebellum, which represents one of the earliest brain imaging findings in individuals with GAN. These findings precede the more widespread periventricular and deep white matter signal abnormalities associated with advanced disease. In addition, cortical and spinal cord atrophy appeared to correlate with more advanced disease severity and older age. Impaired pulmonary function in patients with GAN also was observed, with forced vital capacity correlating well with several functional outcomes such as the MFM32, a validated 32-item scale for motor function measurement developed for neuromuscular diseases. Nocturnal hypoventilation and sleep apnea progressed over time, with sleep apnea worsening as ambulatory function deteriorated. Total MFM32 score also correlated with ambulatory status, where independently ambulant individuals performed better and had higher MFM32 scores than the non-ambulant group, as shown in the graph below.

Patients also reported significant autonomic dysfunction based on the COMPASS 31 self-assessment questionnaire. In addition, nerve conduction function demonstrated progressive sensorimotor polyneuropathy with age. As would be expected for a neurodegenerative disease, younger patients have higher baseline MFM32 scores. However, the rate of decline in the MFM32 scores demonstrated consistency across patients of all ages, with most demonstrating an average 8-point decline per year regardless of age and/or baseline MFM32 score, as shown in the natural history plot below.

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

A result is considered statistically significant when the probability of the result occurring by random chance, rather than from the efficacy of the treatment, is sufficiently low. The conventional method for determining the statistical significance of a result is known as the “p-value,” which represents the probability that random chance caused the result (e.g., a p-value = 0.01 means that there is a 1% probability that the difference between the control group and the treatment group is purely due to random chance). Generally, a p-value less than 0.05 is considered statistically significant.

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

Additionally, TSHA-120 demonstrated improved pathology of the sciatic nerve in the GAN knockout mice as shown below.

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

To date, TSHA-120 has been well-tolerated at multiple doses with no signs of significant acute or subacute inflammation, no sudden sensory changes and no drug-related or persistent elevation of transaminases. We expect to report additional data from this trial in the second half of 2021, including results from the highest dose cohort of 3.5x1014 total vg.

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

TSHA-102 extended knockout mouse model survival by 56% via IT delivery. In contrast, the unregulated miniMECP2 gene transfer failed to significantly extend knockout mouse model survival at either dose tested. Additionally, the unregulated full-length MECP2 construct did not demonstrate a significant extension in survival and was associated with an unacceptable toxicity profile in wild type mice.

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

miRARE-mediated genotype-dependent gene regulation was demonstrated by analyzing tissue sections from wild type and knockout mice treated with AAV9 vectors given intrathecally. When knockout mice were injected with a vector expressing the mini-MECP2 transgene with and without the miRARE element, miRARE reduced overall miniMECP2 transgene expression compared to unregulated miniMECP2 in wild type mice as shown below.

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

We plan to submit an IND / CTA for TSHA-102 in the second half of 2021, initiate a Phase 1/2 clinical trial by the end of 2021 and report clinical data by the end of 2022.

TSHA-118 for CLN1 Disease

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

We believe that the introduction of a functional CLN1 gene using an AAV9 vector delivered intrathecally to the CNS offers the potential of a disease-modifying therapeutic approach for this disease. TSHA-118 is a self-complementary AAV9 viral vector that expresses human codon-optimized CLN1 complementary deoxyribonucleic acid under control of the chicken ß-actin hybrid promoter. We acquired exclusive worldwide rights to certain intellectual property rights and know-how relating to the research, development and manufacture of TSHA-118 (formerly ABO-202) in August 2020 pursuant to a license agreement with Abeona Therapeutics Inc., or Abeona.

TSHA-118 has been granted orphan drug designation, rare pediatric disease designation and fast track designation from the FDA and orphan drug designation from the European Medicines Agency for the treatment of CLN1 disease.

There are currently two natural history studies ongoing to understand more about the disease. One is an observational study in Hamburg, Germany to assess the natural history of CLN diseases, including CLN1 disease, as part of the international DEM-CHILD database. The second study is a combined retrospective and prospective study being run by the University of Rochester to characterize the age-at-onset of major symptoms and the relationship between age and severity. As shown below, there are three different forms of the disease which are categorized based on the age of onset of first symptom:  infantile, late infantile, and juvenile. As demonstrated below, symptomatology is closely related to the underlying phenotype.

Preclinical Studies

In third-party preclinical studies, evidence of improvements in behavioral outcomes, survival and restoration of PPT1 enzymatic activity was observed, which we believe supports continued development of TSHA-118. In these studies, TSHA-118 was administered at a dose of 7.0 x 1011 vg/mouse via intrathecal lumbar puncture to a mouse model of CLN1 disease, selected for its ability to recapitulate the severity of the human disease. The results from this study showed that intrathecal treatment with TSHA-

118 significantly extended survival of CLN1 knockout mice, with enhanced survival and behavioral outcomes correlating with treatment at younger ages and higher doses.

As illustrated in the figure below, mice treated with TSHA-118 at four weeks or twelve weeks of age had a mean survival of 18.7 or 16.7 months, respectively, compared to approximately 8 months survival for untreated CLN1 knockout mice.

Preclinical studies suggested that early intervention is key to better outcomes in CLN1 disease. In CLN1 knockout mice, higher doses of TSHA-118 and earlier intervention mediated stronger rescue of these mice, as demonstrated below.

In addition, TSHA-118-treated CLN1 knockout mice had sustained preservation of motor function as demonstrated below.

PPT1 enzyme activity in serum was measured at selected timepoints following TSHA-118 delivery by intrathecal administration at four, twenty or twenty-six weeks of age. Serum was collected either at four months post-treatment or at the humane endpoint.

As shown in the figure below, heterozygous mice had approximately 50% of normal serum PPT1 activity compared to wild-type mice. In contrast, treatment of CLN1 knockout mice with TSHA-118 resulted in supraphysiological levels of active PPT1 in the serum in comparison to wild-type and heterozygous mice.

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

We are constructing TSHA-104 from a codon-optimized version of the human SURF1 gene packaged within a self-complementary AAV9 viral vector under the control of a CBh promoter. We plan to submit an IND / CTA for TSHA-104 in the second half of 2021, initiate a Phase 1/2 clinical trial by the end of 2021 and report biomarker data in the first half of 2022.

We have received orphan drug designation and rare pediatric disease designation from the FDA for TSHA-104 for the treatment of SURF1-associated Leigh syndrome.

Preclinical Studies

Data from preclinical studies suggest that functional gene replacement strategy could restore mitochondrial functions in SURF1-associated Leigh syndrome caused by SURF1 loss-of-function mutations, which we believe support continued development of TSHA-104. In these studies, TSHA-104 was administered at two dose levels via intrathecal lumbar puncture to a knock-out mouse model of SURF1-associated Leigh syndrome. Intrathecal treatment with TSHA-104 was observed to be well tolerated. TSHA-104 also induced SURF1 expression in the brain and partially rescued COX activity in a tissue specific manner, as shown below.

Improvement in MTC01, which is part of the assembled COX1 complex, was dose dependent in the treated mice as demonstrated below.

In addition, there was a correlation between MTCO1 assembly and COX activity, as demonstrated below.

When examining long-term rescue, TSHA-104 restored elevation of blood lactate on exhaustive exercise in the SURF1 knock-out mice.

Natural History Study Data

A detailed retrospective chart review natural history study published in 2013 included 44 cases with SURF1 deficiency. Of the 36 deceased patients with known causes of death, the cause was central respiratory failure in 80% of the patients. Seven patients survived beyond 10 years of age. Of these patients, six had neurological symptoms such as ataxia and motor developmental delay. Of note, gastrointestinal symptoms were not the prominent presenting feature in these cases. Furthermore, these six patients also did not experience developmental regression. Literature searches identified 98 SURF1-deficient cases with available survival data, which were pooled together with the data from the 44 cases. The Kaplan-Meier analysis below compared the survival experience of 142 SURF1-deficient cases to two other groups with Leigh syndrome due to nuclear gene mutations (56 with LRPPRC deficiency and 63 with nuclear-encoded complex I-deficient Leigh syndrome/“Leigh- like” disease). As indicated in the survival curve, the disease is progressive with significant morbidity, involves impairment in development and cognition causes seizures and results in a median survival length of 5.4 years.

Exploratory Study to Examine COX1 Activity and Clinical Phenotype

The underlying pathophysiology of SURF1 deficiency is linked to the deficiency of mitochondrial activity, which is centered around the formation of a COX complex and the resulting activity of COX1. We completed an exploratory study that examined the fibroblasts from various patients who were categorized as typical or severe Leigh syndrome versus patients who had a milder presentation, of Leigh syndrome to examine the difference in COX activity and the relevance of COX1 as a biomarker for the disease. As demonstrated below, preliminary data indicated that mild patients had slightly higher COX activity than severe patients, which suggests that a small increase in cytochrome oxidase activity could benefit patients.

In addition, a reduction in COX activity correlated with disease worsening, as indicated by patient fibroblast data below.

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

Studies to evaluate TSHA-105 were conducted using SLC13A5 knockout mice. In comparison to age-matched, wildtype controls, SLC13A5 knockout mice exhibit altered citrate metabolism along with abnormal electroencephalogram, or EEG, activity and increased seizure susceptibility. At 3 months of age, SLC13A5 knockout mice were treated with TSHA-105 via CSF delivery. Administration of TSHA-105 resulted in a significant, sustainable decrease of plasma citrate levels up to 3-months post-injection, as shown below. These results suggest that gene replacement therapy can restore citrate transport and that citrate may be used as a biomarker for the disease and following treatment.

In addition, in ongoing EEG studies, TSHA-105 normalized EEG activity and decreased the number of seizures in knockout mice in comparison vehicle-treated controls as shown below.

TSHA-105 also reduced seizures and associated deaths in SLC13A5 knockout mice, as shown below.

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

In SLC6A1 knockout and heterozygous mouse models, neonatal ICV administration of TSHA-103 rescued abnormal EEG.

TSHA-106 for Angelman Syndrome

We are developing TSHA-106 for the treatment of Angelman syndrome, a neurodevelopmental disorder caused by a maternal deficiency of the UBE3A gene. Angelman syndrome is characterized by profound developmental delay, ataxia and gait disturbance, sleep disorder, seizures, heightened anxiety and aggression and severe speech impairments. Angelman syndrome affects approximately one per 12,000 to 20,000 patients worldwide. The estimated prevalence of Angelman syndrome is 55,000 patients in the United States and European Union. There are currently no approved therapies for the treatment of Angelman syndrome. Current treatment focuses on supportive care and managing medical and developmental issues.

Angelman syndrome is an imprinting disorder in which the maternal gene is deficient and the paternal copy of UBE3A is intact but silenced by a long non-coding RNA, UBE3A antisense transcript, or UBE3A-ATS. Delivery of an ASO targeting UBE3A-ATS showed promising results in ameliorating Angelman syndrome symptoms in a transgenic mouse model.

There are two approaches to treat this genetic abnormality. The first is to replace the maternal chromosome, or the maternal allele. The second approach is to use a silencing mechanism, or a small interfering RNA, to silence the noncoding strip of RNA that binds to the paternal allele and causes silencing of the gene. We are examining both approaches. We are developing TSHA-106 to target the UBE3A-ATS transcript through shRNA knock-down with an AAV-based strategy to achieve broad distribution of the shRNA expression cassette across the entire CNS following a single intrathecal dose.

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

Impact of COVID-19 on Our Business

We have been actively monitoring the COVID-19 situation and its impact globally. Our financial results for the six months ended June 30, 2021 were not impacted by COVID-19. We believe the remote working arrangements and travel restrictions imposed by various governmental jurisdictions have had limited impact on our ability to maintain internal operations during the six months ended June 30, 2021. The extent to which COVID-19 may impact our business and operations will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, the effectiveness of actions to contain and treat COVID-19, the efficacy, availability and adoption of vaccines, both domestically and globally, and the impact of new variants or mutations of the coronavirus, such as the Delta variant. Although we have not experienced any material business shutdowns or interruptions due to the COVID-19 pandemic, we cannot predict the scope and severity of any potential business shutdowns or disruptions in the future, including to our planned clinical trials and preclinical studies. Any such shutdowns or other business interruptions could result in material and negative effects to our ability to conduct our business in the manner and on the timelines presently planned, which could have a material adverse impact on our business, results of operation and financial condition.

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

Operating Expenses

Research and Development Expenses

Research and development expenses primarily consist of preclinical development of our product candidates and discovery efforts, including conducting preclinical studies, manufacturing development efforts, preparing for clinical trials and activities related to regulatory filings for our product candidates. Research and development expenses are recognized as incurred and payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received. Costs incurred in obtaining technology licenses through asset acquisitions are charged to research and development expense if the licensed technology has not reached technological feasibility and has no alternative future use. Research and development expenses include or could include:

•	employee-related expenses, including salaries, bonuses, benefits, stock-based compensation, other related costs for those employees involved in research and development efforts;
•	license maintenance fees and milestone fees incurred in connection with various license agreements;
•	external research and development expenses incurred under agreements with consultants, contract research organizations, or CROs, investigative sites and consultants to conduct our preclinical studies;
•	costs related to manufacturing material for our preclinical studies and clinical trials, including fees paid to contract manufacturing organizations, or CMOs;
•	laboratory supplies and research materials;
•	costs related to compliance with regulatory requirements; and
•	facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent, maintenance of facilities, insurance and equipment.

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

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our expanded infrastructure, as well as the initiation and continuation of our preclinical studies and clinical trials for our product candidates. We also anticipate that our general and administrative expenses will increase as a result of payments for accounting, audit, legal, consulting services, as well as costs associated with maintaining compliance with Nasdaq listing rules and SEC requirements, director and officer liability insurance, investor and public relations activities and other expenses associated with operating as a public company. We anticipate the additional costs for these services will substantially increase our general and administrative expenses by between $6.0 million and $7.0 million on an annual basis, including the cost of director and officer liability insurance.

Results of Operations

Results of Operations for the Three Months Ended June 30, 2021 and for the Three Months Ended June 30, 2020

The following table summarizes our results of operations for the three months ended June 30, 2021 and the three months ended June 30, 2020 (in thousands):

	For the Three Months Ended June 30, 2021	For the Three Months Ended June 30, 2020
Operating expenses:
Research and development	$30,643	$3,062
General and administrative	10,129	948
Total operating expenses	40,772	4,010
Loss from operations	(40,772)	(4,010)
Other income (expense):
Change in fair value of preferred stock tranche liability	—	(17,210)
Interest income	40	—
Interest expense	(194)	—
Total other expense, net	(154)	(17,210)
Net loss	$(40,926)	$(21,220)

Research and Development Expenses

Research and development expenses were $30.6 million for the three months ended June 30, 2021, compared to $3.1 million for the three months ended June 30, 2020. The $27.5 million increase was primarily attributable to an increase of $10.3 million of expenses incurred in research and development manufacturing and other raw material purchases, which included cGMP batches produced by Catalent and UT Southwestern. We incurred an increase in employee compensation expenses of $8.5 million, which included $2.2 million of non-cash stock-based compensation, and $8.7 million in third-party research and development expenses, which includes clinical trial CRO activities, GLP toxicology studies, and consulting for regulatory and clinical studies.

General and Administrative Expenses

General and administrative expenses were $10.1 million for the three months ended June 30, 2021, compared to $0.9 million for the three months ended June 30, 2020. The increase of approximately $9.2 million was primarily attributable to $4.7 million of incremental compensation expense, which included $2.3 million of non-cash stock-based compensation.  We also incurred an increase of $4.5 million in professional fees related to legal, insurance, investor relations/communications, accounting, personnel recruiting and patient advocacy activities.

Results of Operations for the Six Months Ended June 30, 2021 and for the Six Months Ended June 30, 2020

The following table summarizes our results of operations for the six months ended June 30, 2021 and the six months ended June 30, 2020 (in thousands):

	For the Six Months Ended June 30, 2021	For the Six Months Ended June 30, 2020
Operating expenses:
Research and development	$54,497	$8,576
General and administrative	18,365	1,018
Total operating expenses	72,862	9,594
Loss from operations	(72,862)	(9,594)
Other income (expense):
Change in fair value of preferred stock tranche liability	—	(17,030)
Interest income	106	—
Interest expense	(194)	(27)
Total other expense, net	(88)	(17,057)
Net loss	$(72,950)	$(26,651)

Research and Development Expenses

Research and development expenses were $54.5 million for the six months ended June 30, 2021, compared to $8.6 million for the six months ended June 30, 2020. The $45.9 million increase was primarily attributable to an increase of $15.2 million of expenses incurred in research and development manufacturing and other raw material purchases, which included cGMP batches produced by Catalent and UT Southwestern. We also incurred an increase in employee compensation and expenses of $13.8 million, which included $3.8 million of non-cash stock-based compensation. License fees increased by $3.0 million due to the acquisition of exclusive worldwide rights to TSHA-120, for the treatment of GAN.  We also incurred an increase of $8.0 million of third-party research and development consulting fees, primarily related to GLP toxicology studies and clinical study CRO activities, and $4.7 million in consulting for regulatory and clinical studies.  Finally, sponsored research agreement expenses increased by $1.2 million.

General and Administrative Expenses

General and administrative expenses were $18.4 million for the six months ended June 30, 2021, compared to $1.0 million for the six months ended June 30, 2020. The increase of approximately $17.4 million was primarily attributable to $8.9 million of incremental compensation expense, which included $4.4 million of non-cash stock-based compensation.  We also incurred an increase of $7.0 million in professional fees related to legal, insurance, investor relations/communications, accounting, personnel recruiting and patient advocacy activities and an increase is $1.5 million in other expenses.

Other Income (Expense)

Change in Fair Value of Preferred Stock Tranche Liability

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

On June 30, 2020, ahead of the anticipated closing of the Series B convertible preferred stock financing at an original issuance price of $17.00 per share on July 2, 2020, certain Series A investors elected to exercise in full their options to purchase their pro-rata portion of the Milestone Shares prior to our achievement of the clinical milestones and purchased 200,000 shares of Series A convertible preferred stock. We remeasured the fair value of the entire tranche liability at June 30, 2020, and recognized a non-cash expense of approximately $17.0 million.

Liquidity and Capital Resources

Overview

Since our inception, we have not generated any revenue and have incurred significant operating losses. As of June 30, 2021, we had cash and cash equivalents of $197.4 million. We have funded our operations through equity financings, raising an aggregate of $307.0 million in gross proceeds from our initial public offering and private placements of convertible preferred stock. Specifically, between March and July 2020, we closed on the sale of an aggregate of 10,000,000 shares of Series A convertible preferred stock for gross proceeds of $30.0 million. In July and August 2020, we closed on the sale of an aggregate of 5,647,048 shares of Series B convertible preferred stock for gross proceeds of $96.0 million. In September 2020, we raised gross proceeds of $181.0 million in our initial public offering.

On August 12, 2021, or the Closing Date, we entered into a Loan and Security Agreement, or the Term Loan Agreement, with the lenders party thereto from time to time, or the Lenders and Silicon Valley Bank, as administrative agent and collateral agent for the Lenders, or the Agent.  The Term Loan Agreement provides for (i) on the Closing Date, $40.0 million aggregate principal amount of term loans available through December 31, 2021, (ii) from January 1, 2022 until September 30, 2022, an additional $20.0 million term loan facility available at the Company’s option upon having three distinct and active clinical stage programs at the time of draw, (iii) from October 1, 2022 until March 31, 2023, an additional $20.0 million term loan facility available at our option upon having three distinct and active clinical stage programs at the time of draw and (iv) from April 1, 2023 until December 31, 2023, an additional $20.0 million term loan facility available upon approval by the Agent and the Lenders, or, collectively, the Term Loans. We drew $30.0 million in term loans on the Closing Date.  The loan repayment schedule provides for interest only payments until August 31, 2024, followed by consecutive monthly payments of principal and interest.  All unpaid principal and accrued and unpaid interest with respect to each term loan is due and payable in full on August 1, 2026.

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

Assuming full access to the $100.0 million in term loans under the Term Loan Agreement we entered into on August 12, 2021, we expect we will be able to fund our operating expenses and capital requirements into the second half of 2023. We intend to devote our existing cash and cash equivalents to the clinical and preclinical development of our product candidates. We have based this estimate on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.

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

Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes many years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of product candidates that we do not expect to be commercially available in the near term, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the terms of these equity securities or this debt may restrict our ability to operate. The Term Loan Agreement contains negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness and dividends and other distributions. Any future additional debt financing and equity financing, if available, may involve agreements that include covenants limiting and restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, entering into profit-sharing or other arrangements or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us.

We are continuing to assess the effect that the COVID-19 pandemic may have on our business and operations. The extent to which COVID-19 may impact our business and operations will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, the duration and effect of business disruptions and the short-term effects and ultimate effectiveness of the travel restrictions, quarantines, social distancing requirements and business closures in the United States and other countries to contain and treat the disease, the efficacy, availability and adoption of vaccines, both domestically and globally, and the impact of new variants or mutations of the coronavirus, such as the Delta variant. While the potential economic impact brought by, and the duration of, the COVID-19 pandemic may be difficult to assess or predict, a continued and growing pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

Cash Flows

The following table shows a summary of our cash flows for the six months ended June 30, 2021 and 2020 (in thousands):

	For the Six Months Ended June 30, 2021	For the Six Months Ended June 30, 2020
Net cash used in operating activities	$(44,851)	$(4,165)
Net cash used in investing activities	(9,032)	(3,000)
Net cash provided by financing activities	—	18,365
Net change in cash and cash equivalents	$(53,883)	$11,200

Operating Activities

For the six months ended June 30, 2021, our net cash used in operating activities of $44.9 million primarily consisted of a net loss of $73.0 million, primarily attributable to our spending on research and development expenses. The net loss of $73.0 million was partially offset by adjustments for non-cash items, primarily the up-front license fee of $5.5 million to HHF related to the acquisition of TSHA-120 and stock-based compensation of $8.1 million.  The $73.0 million net loss was also partially offset by a $14.1 million source of cash provided by operating assets and liabilities, primarily resulting from an increase in accounts payable and accrued expenses.

For the six months ended June 30, 2020, operating activities used $4.2 million of cash. Net cash used in operating activities for the six months ended June 30, 2020 was primarily attributable to a $26.7 million net loss and offset by $20.0 million of non-cash items, primarily driven by a change in fair value of our preferred stock tranche liability of $17.0 million liability related to the issuance of Series A convertible preferred stock and the upfront payment to acquire the license rights pursuant to the Queen’s University Agreement for $3.0 million, which was recorded as a component of research and development expenses. The $26.7 million net loss was also partially offset by a $2.5 million source of cash provided by operating assets and liabilities, primarily resulting from an increase in accounts payable and accrued expenses.

Investing Activities

During the six months ended June 30, 2021, investing activities used $9.0 million of cash attributable to the upfront license fee payment of $5.5 million to acquire exclusive worldwide rights to TSHA-120, for the treatment of GAN, and capital expenditures related to our in-house manufacturing facility and office space.  During the six months ended June 30, 2020, investing activities used $3.0 million of cash attributable to the upfront payment to acquire the license rights pursuant to the Queen’s University Agreement of $3.0 million.

Financing Activities

During the six months ended June 30, 2020, financing activities provided $18.4 million of cash, which was primarily attributable to the issuance of 6,200,000 shares of our Series A convertible preferred stock in exchange for gross proceeds of $18.6 million, net of the payment of issuance costs of approximately $0.3 million. In January 2020, we also entered into two secured promissory notes with a related party, our President and Chief Executive Officer, RA Session II, for an aggregate of $1.67 million. During March 2020, we repaid $1.65 million of the notes. The remaining balance of approximately $28,000 was repaid in July 2020.  No financing activities took place during the six months ended June 30, 2021.

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

Recent Accounting Pronouncements

See Note 2 to our unaudited condensed consolidated financial statements located in “Part I – Financial Information, Item 1. Financial Statements” in this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements applicable to our condensed consolidated financial statements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act ), as of the end of the period covered by this Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Form 10-Q was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

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

Item 1A. Risk Factors.

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the Securities and Exchange Commission on March 3, 2021. Other than as described below, there have been no material changes to the risk factors described in that report.

Our existing indebtedness contains restrictions that potentially limit our flexibility in operating our business. In addition, we may be required to make a prepayment or repay our outstanding indebtedness earlier than we expect.

On August 12, 2021, we entered into a Loan and Security Agreement, or the Term Loan Agreement, with the lenders party thereto from time to time, or the Lenders, and Silicon Valley Bank, as administrative agent and collateral agent for the Lenders, or the Agent, which provides for term loans of up to $100.0 million in the aggregate available in four tranches. The Term Loan Agreement contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

•	incur or assume certain debt;
•	merge or consolidate or acquire all or substantially all of the capital stock or property of another entity;
•	change the nature of our business;
•	change our organizational structure or type;
•	license, transfer, or dispose of certain assets;
•	grant certain types of liens on our assets;
•	make certain investments;
•	pay cash dividends; and
•	enter into material transactions with affiliates.

A breach of any of these covenants could result in an event of default under the Term Loan Agreement. An event of default will also occur if, among other things, a material adverse change in our business, operations, or condition occurs, which could potentially include a material impairment of the prospect of our repayment of any portion of the amounts we owe under the Term Loan Agreement. In the case of a continuing event of default under the Term Loan Agreement, the lenders could elect to declare all amounts outstanding to be immediately due and payable, proceed against the collateral in which we granted the Lenders a security interest under the Term Loan Agreement, or otherwise exercise the rights of a secured creditor. Amounts outstanding under the Term Loan Agreement are secured by all of our existing and future assets, excluding intellectual property, which is subject to a negative pledge arrangement.

At closing, we drew on $30.0 million of the $40.0 million available to us as part of the first tranche. The Term Loan Agreement also gives us the ability to access an additional $60.0 million at our option, of which $40.0 million may be drawn in two additional tranches subject to the achievement of certain specified conditions and of which $20.0 million may be drawn in an additional tranche with the approval of the Agent and the Lenders. If we are unable to satisfy these or other required conditions, or if the Agent and Lenders do not consent, as applicable, we would not be able to draw down the remaining tranches of financing and may not be able to obtain alternative financing on commercially reasonable terms or at all, which could adversely impact our business.

We may not have enough available cash to repay or refinance our indebtedness at the time any such repayment is required. In such an event, we may be required to delay, limit, reduce, or terminate our preclinical and clinical product development or commercialization efforts or build out of our cGMP manufacturing facility or grant others rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. Our business, financial condition, and results of operations could be materially adversely affected as a result.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent Sales of Unregistered Equity Securities

None.

(b) Use of Proceeds

On September 23, 2020, our Registration Statement on Form S-1, as amended (File No. 333-248559), was declared effective in connection with our initial public offering, pursuant to which we sold an aggregate of 9,050,000 shares of our common stock for aggregate net proceeds of $165.9 million.

There has been no material change in the planned use of proceeds from our initial public offering as described in our prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on September 25, 2020.

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Term Loan Agreement

On August 12, 2021, or the Closing Date, the Company entered into a Loan and Security Agreement, or the Term Loan Agreement, by and among the Company, the lenders party thereto from time to time, or the Lenders, and Silicon Valley Bank, as administrative agent and collateral agent for the Lenders, or the Agent.  The Term Loan Agreement provides for (i) on the Closing Date, $40.0 million aggregate principal amount of term loans available through December 31, 2021, (ii) from January 1, 2022 until September 30, 2022, an additional $20.0 million term loan facility available at the Company’s option upon having three distinct and active clinical stage programs at the time of draw, (iii) from October 1, 2022 until March 31, 2023, an additional $20.0 million term loan facility available at the Company’s option upon having three distinct and active clinical stage programs at the time of draw and (iv) from April 1, 2023 until December 31, 2023, an additional $20.0 million term loan facility available upon approval by the Agent and the Lenders, or collectively, the Term Loans. The Company drew $30.0 million in term loans on the Closing Date.

The obligations under the Term Loan Agreement are secured by a perfected security interest in all of the Company’s assets except for intellectual property and certain other customarily excluded property pursuant to the terms of the Term Loan Agreement.

The interest rate applicable to the Term Loans is the greater of (a) the WSJ Prime Rate plus 3.75% or (b) 7.00% per annum.  The Term Loans are interest only from the Closing Date through August 31, 2024, after which the Company is required to pay equal monthly installments of principal through August 1, 2026, the maturity date.

The Term Loans may be prepaid in full through August 12, 2022 with payment of a 2.00% prepayment premium, after which they may be prepaid in full through August 12, 2023 with payment of a 1.00% prepayment premium, after which they may be prepaid in full with no prepayment premium. An additional final payment of 7.5% of the amount of Terms Loans advanced by the Lenders will be due upon prepayment or repayment of the Term Loans in full.

The Term Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness and dividends and other distributions.

The Term Loan Agreement also includes customary events of default, including failure to pay principal, interest or certain other amounts when due, material inaccuracy of representations and warranties, violation of covenants, specified cross-default and cross-acceleration to other material indebtedness, certain bankruptcy and insolvency events, certain undischarged judgments, material invalidity of guarantees or grant of security interest, material adverse change, involuntary delisting from Nasdaq and change of control, in certain cases subject to certain thresholds and grace periods. If one or more events of default occurs and continues beyond any applicable cure period, the Agent may, with the consent of the Lenders holding a majority of the loans and commitments under the facilities, or will, at the request of such Lenders, terminate the commitments of the Lenders to make further loans and declare all of the obligations of the Company under the Term Loan Agreement to be immediately due and payable.

The foregoing description of the Term Loan Agreement is not intended to be complete and is qualified in its entirety by reference to the Term Loan Agreement, a copy of which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q.

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

10.1*	Lease Agreement, dated January 11, 2021, by and between Pegasus Place, LLC and the Company.
10.2*	Loan and Security Agreement, dated August 12, 2021, by and among the Company, the lenders party thereto from time to time and Silicon Valley Bank, as administrative agent and collateral agent.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith.
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

Company Name

Date: August 16, 2021	By:	/s/ RA Session II
RA Session II
President and Chief Executive Officer (Principal Executive Officer)

Date: August 16, 2021	By:	/s/ Kamran Alam
Kamran Alam
Chief Financial Officer (Principal Financial and Accounting Officer)