Form 10-Q
period 2021-09-30
Taysha Gene Therapies, Inc.
filed 2021-11-10
CIK 1806310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 10, 2021, the registrant had 38,473,945 shares of common stock, $0.00001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Taysha Gene Therapies, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$188,785	$251,253
Prepaid expenses and other current assets	8,385	6,626
Total current assets	197,170	257,879
Restricted cash	2,628	—
Deferred lease asset	691	715
Property, plant and equipment, net	40,553	287
Total assets	$241,042	$258,881

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$22,051	$1,994
Accrued expenses and other current liabilities	21,163	5,135
Total current liabilities	43,214	7,129
Build-to-suit lease liability	26,607	—
Term loan	27,812	—
Other non-current liabilities	3,015	450
Total liabilities	100,648	7,579
Commitments and contingencies - Note 11
Stockholders' equity
Preferred stock, $0.00001 par value per share; 10,000,000 shares authorized and no shares issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Common stock, $0.00001 par value per share; 200,000,000 shares authorized and 38,473,945 and 37,761,435 issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Additional paid-in capital	325,657	312,428
Accumulated deficit	(185,263)	(61,126)
Total stockholders’ equity	140,394	251,302
Total liabilities and stockholders' equity	$241,042	$258,881

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Taysha Gene Therapies, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$39,528	$11,057	$94,025	$19,633
General and administrative	11,153	3,984	29,518	5,002
Total operating expenses	50,681	15,041	123,543	24,635
Loss from operations	(50,681)	(15,041)	(123,543)	(24,635)
Other income (expense):
Change in fair value of preferred stock tranche liability	—	—	—	(17,030)
Interest income	37	—	143	—
Interest expense	(543)	(1)	(737)	(28)
Total other expense, net	(506)	(1)	(594)	(17,058)
Net loss	$(51,187)	$(15,042)	$(124,137)	$(41,693)
Net loss per common share, basic and diluted	$(1.35)	$(1.28)	$(3.31)	$(3.73)
Weighted average common shares outstanding, basic and diluted	38,003,954	11,733,170	37,495,537	11,176,429

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Taysha Gene Therapies, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

(Unaudited)

For the Three Months Ended September 30, 2021

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance as of June 30, 2021	38,391,165	$—	$320,571	$(134,076)	$186,495
Stock-based compensation	—	—	5,086	—	5,086
Issuance of common stock, upon vesting and settlement of restricted stock units	82,780	—	—	—	—
Net loss	—	—	—	(51,187)	(51,187)
Balance as of September 30, 2021	38,473,945	$—	$325,657	$(185,263)	$140,394

For the Three Months Ended September 30, 2020

	Series A		Series B						Total
	Convertible		Convertible				Additional		Stockholders'
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of June 30, 2020	6,200,000	$18,014	—	$—	10,894,999	$—	$980	$(27,766)	$(26,786)
Issuance of Series A convertible preferred stock, net of offering costs of $165	3,800,000	11,235	—	—	—	—	—	—	—
Issuance of Series B convertible preferred stock net of offering costs of $185	—	—	5,647,048	95,815	—	—	—	—	—
Reclassification of preferred stock tranche liability upon issuance of Series A milestone shares	—	17,176	—	—	—	—	—	—	—
Conversion of Series A and B convertible preferred stock to common stock	(10,000,000)	(46,425)	(5,647,048)	(95,815)	17,047,378	—	142,240	—	142,240
Issuance of shares of common stock in initial public offering, net of offering costs and underwriting discounts and commissions of $15,111	—	—	—	—	9,050,000	—	165,889	—	165,889
Issuance of restricted stock award	—	—	—	—	769,058	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	1,341	—	1,341
Net loss	—	—	—	—	—	—	—	(15,042)	(15,042)
Balance as of September 30, 2020	—	$—	—	$—	37,761,435	$—	$310,450	$(42,808)	$267,642

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Taysha Gene Therapies, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

(Unaudited)

For the Nine Months Ended September 30, 2021

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2020	37,761,435	$—	$312,428	$(61,126)	$251,302
Stock-based compensation	—	—	13,229	—	13,229
Issuance of common stock, upon vesting and settlement of restricted stock units	712,510	—	—	—	—
Net loss	—	—	—	(124,137)	(124,137)
Balance as of September 30, 2021	38,473,945	$—	$325,657	$(185,263)	$140,394

For the Nine Months Ended September 30, 2020

	Series A		Series B						Total
	Convertible		Convertible				Additional		Stockholders'
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2019	—	—	—	—	10,894,999	—	980	(1,115)	(135)
Issuance of Series A convertible preferred stock, net of offering costs of $605 and issuance of preferred stock tranche liability of $1,050	10,000,000	28,345	—	—	—	—	—	—	—
Issuance of Series B convertible preferred stock net of offering costs of $185	—	—	5,647,048	95,815	—	—	—	—	—
Reclassification of preferred stock tranche liability upon issuance of Series A milestone shares	—	18,080	—	—	—	—	—	—	—
Conversion of Series A and Series B convertible preferred stock to common stock	(10,000,000)	(46,425)	(5,647,048)	(95,815)	17,047,378	—	142,240	—	142,240
Issuance of shares of common stock in initial public offering, net of offering costs and underwriting discounts and commissions of $15,111	—	—	—	—	9,050,000	—	165,889	—	165,889
Issuance of restricted stock award	—	—	—	—	769,058	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	1,341	—	1,341
Net loss	—	—	—	—	—	—	—	(41,693)	(41,693)
Balance as of September 30, 2020	—	$—	—	$—	37,761,435	$—	$310,450	$(42,808)	$267,642

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Taysha Gene Therapies, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(124,137)	$(41,693)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	283	3
Change in fair value of preferred stock tranche liability	—	17,030
Research and development license expense	6,750	6,000
Stock-based compensation	13,229	1,341
Build-to-suit lease	357	—
Other	93	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,530)	(604)
Accounts payable	16,000	5,403
Accrued expenses and other liabilities	12,179	1,579
Due to related party	(8)	60
Net cash used in operating activities	(76,784)	(10,881)
Cash flows from investing activities
Purchase of research and development license	(6,000)	(3,000)
Purchase of property, plant and equipment	(7,034)	(31)
Net cash used in investing activities	(13,034)	(3,031)
Cash flows from financing activities
Proceeds from Term Loan, net	29,978	—
Proceeds from initial public offering, net of underwriting discounts and commission and other offering costs	—	167,162
Proceeds from Series A convertible preferred stock, net of issuance costs	—	29,569
Proceeds from Series B convertible preferred stock, net of issuance costs	—	95,815
Proceeds from note payable to related party	—	1,673
Repayment of note payable to related party	—	(1,673)
Net cash provided by financing activities	29,978	292,546
Net (decrease) increase in cash, cash equivalents and restricted cash	(59,840)	278,634
Cash, cash equivalents and restricted cash at the beginning of the period	251,253	—
Cash, cash equivalents and restricted cash at the end of the period	$191,413	$278,634
Cash and cash equivalents	188,785	278,634
Restricted cash	2,628	—
Cash, cash equivalents and restricted cash at the end of the period	$191,413	$278,634
Supplemental disclosure of cash flow information:
Cash paid for interest	$110	$28
Supplemental disclosure of noncash investing and financing activities:
Property, plant and equipment in accounts payable and accrued expenses	$6,658	$—
Acquisition of property, plant and equipment funded by landlord	$606	$—
Build-to-suit lease liability	$26,607	$—
Deferred offering costs not yet paid	$204	$—
Reclassification of preferred stock tranche liability	$—	$18,080
Allocation of preferred stock tranche liability	$—	$1,050
Conversion of Series A and Series B convertible preferred stock to common stock	$—	$142,240
Purchase of research and development license not yet paid	$750	$3,000
Issuance costs for issuance of common stock in initial public offering not yet paid	$—	$1,273
Series A convertible preferred stock issuance costs not yet paid	$—	$174

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

Stock Split

On September 16, 2020, the Company effected a 1.0895-for-one stock split of its authorized, issued and outstanding shares of common stock and a proportional adjustment to the existing conversion ratios for each series of the Company’s convertible preferred stock as discussed in Note 6. Accordingly, all share and per share amounts for the periods presented in the accompanying condensed consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this stock split and adjustment of the convertible preferred stock conversion ratios. On September 16, 2020, the Company also increased the number of shares of common stock authorized for issuance under the 2020 Equity Incentive Plan (the “Existing Plan”) to 3,845,294.

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

Liquidity and Capital Resources

The Company has incurred operating losses since inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of September 30, 2021, the Company had an accumulated deficit of $185.3 million.

Prior to the closing of the Company’s IPO, between March and July 2020, the Company closed on the sale of an aggregate of 10,000,000 shares of Series A convertible preferred stock for gross proceeds of $30.0 million. Between July and August 2020, the Company closed on the sale of an aggregate of 5,647,048 shares of Series B convertible preferred stock for gross proceeds of $96.0 million.

Future capital requirements will depend on many factors, including the timing and extent of spending on research and development and the market acceptance of the Company’s products. The Company will need to obtain additional financing in order to complete clinical studies and launch and commercialize any product candidates for which it receives regulatory approval. There can be no assurance that such financing will be available or will be on terms acceptable to the Company. As of September 30, 2021, the Company had cash and cash equivalents of $188.8 million which the Company believes will be sufficient to fund its planned operations for a period of at least twelve months from the date of issuance of these condensed consolidated financial statements.

In December 2019, the novel coronavirus that causes the disease COVID-19 emerged and has subsequently spread worldwide. The World Health Organization has declared the COVID-19 outbreak a global pandemic, resulting in federal, state and local governments and private entities implementing various restrictions including travel restrictions, restrictions on public gatherings, stay at home orders, other advisories and quarantines of people who may have been exposed to the virus. The Company has been actively monitoring COVID-19 and its impact globally. Management believes the financial results for the nine months ended September 30, 2021 were not significantly impacted by the COVID-19 pandemic. In addition, management believes the remote working arrangements and travel restrictions imposed by various governmental jurisdictions have had limited impact on the Company’s ability to maintain internal operations during the nine months ended September 30, 2021. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition will depend on future developments that are highly uncertain, including new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States ("GAAP") as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X and are consistent in all material respects with those included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission ("SEC") on March 3, 2021 (the “2020 Annual Report”). In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The consolidated balance sheet as of December 31, 2020 is derived from audited financial statements, however, it does not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s 2020 Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 3, 2021.

Principles of Consolidation

The accompanying interim condensed consolidated financial statements include the accounts of Taysha and its inactive wholly owned U.S. subsidiaries that were incorporated during 2020, and two inactive foreign subsidiaries incorporated during 2021. All intercompany transactions and balances have been eliminated in consolidation.

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

Significant Accounting Policies

There have been no changes in the Company’s significant accounting policies as disclosed in Note 2 to the audited consolidated financial statements included in the 2020 Annual Report, except as described below:

Restricted Cash

Restricted cash consists of cash that the Company has placed in an escrow account which is pledged as collateral under certain lease agreements and letters of credit.

Offering Costs

The Company capitalizes costs directly associated with equity financings until such financings are consummated, at which time such costs are recorded in additional paid-in capital against the gross proceeds of the equity financings. Costs associated with the shelf registration statement on Form S-3, filed with the SEC on October 5, 2021 have been capitalized and will be reclassified to additional paid-in capital on a pro rata basis when the Company completes offerings under the shelf registration. At the end of the three-year term of the shelf registration, the remaining deferred offering costs, if any, will be charged to operations. As of September 30, 2021, $0.2 million of such deferred costs are included in prepaid expenses and other current assets on the condensed consolidated balance sheet.

Build-to-Suit Lease

In the Company’s recent lease arrangement (as described in Note 11), the Company was involved in the construction of the build-out. To the extent the Company is involved with the structural improvements of the construction project or takes construction risk prior to the commencement of a lease, accounting guidance requires the Company to be considered the owner for accounting purposes of these types of projects during the construction period. In such cases, the Company records an asset in property, plant and equipment on its consolidated balance sheet equal to the fair value of the building shell, and a corresponding build-to-suit lease obligation on its consolidated balance sheet representing the amounts paid by the lessor. Upon completion of construction, the Company will consider the requirements for sale-leaseback accounting treatment, including evaluating whether all risks of ownership have been transferred back to the landlord.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), as amended, with guidance regarding the accounting for and disclosure of leases. This update requires lessees to recognize the liabilities related to all leases, including operating leases, with a term greater than 12 months on the balance sheets. This update also requires lessees and lessors to disclose key information about their leasing transactions. This guidance will become effective for the Company for annual reporting periods beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022. The new standard requires the use of one of the following two approaches, either (1) retrospectively to each prior reporting period presented in the financial statements with the cumulative effect recognized at the beginning of the earliest comparative period presented, or (2) retrospectively at the beginning of the period of adoption through a cumulative-effect adjustment. The Company has not yet concluded which approach will be utilized to adopt the new standard and is currently evaluating the impact of this standard on its condensed consolidated financial statements.

Note 3—Balance Sheet Components

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Prepaid research and development	$5,500	$2,462
Prepaid bonus	800	409
Prepaid clinical trial	779	944
Prepaid insurance	144	2,480
Other	1,162	331
Total prepaid expenses and other current assets	$8,385	$6,626

Property, plant and equipment consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Leasehold improvements	$1,876	$—
Furniture and fixtures	759	—
Computer equipment	818	95
Laboratory equipment	476	—
Construction in progress	36,916	201
	40,845	296
Accumulated depreciation	(292)	(9)
Property, plant and equipment, net	$40,553	$287

Included in construction in progress at September 30, 2021 was $36.7 million of costs associated with the Build-to-Suit lease (see Note 11).

Depreciation expense was $166,000 and $283,000 for the three and nine months ended September 30, 2021, respectively. Depreciation expense was not significant for the three and nine months ended September 30, 2020.

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Accrued research and development	$9,330	$2,106
Accrued compensation	5,752	1,766
Accrued professional and consulting fees	1,386	999
Accrued property, plant, and equipment	2,774	173
Accrued clinical trial	1,142	—
Other	779	91
Total accrued expenses and other current liabilities	$21,163	$5,135

Note 4—Loan with Silicon Valley Bank

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

The Term Loans may be prepaid in full through August 12, 2022 with payment of a 2.00% prepayment premium, after which they may be prepaid in full through August 12, 2023 with payment of a 1.00% prepayment premium, after which they may be prepaid in full with no prepayment premium. An additional final payment of 7.5% of the amount of Terms Loans advanced by the Lenders (“Exit Fee’) will be due upon prepayment or repayment of the Term Loans in full. The Exit Fee of $2.3 million was recorded as debt discount and has also been fully accrued within non-current liabilities as of September 30, 2021. The debt discount is being accreted using the effective interest method over the term of the Term Loans within interest expense in the condensed statements of operations.

The obligations under the Term Loan Agreement are secured by a perfected security interest in all of the Company’s assets except for intellectual property and certain other customarily excluded property pursuant to the terms of the Term Loan Agreement.

There are no financial covenants and no warrants associated with the Term Loan Agreement. The Term Loan Agreement contains various covenants that limit the Company’s ability to engage in specified types of transactions without the consent of the Lenders which include, among others, incurring or assuming certain debt; merging, consolidating or acquiring all or substantially all of the capital stock or property of another entity; changing the nature of the Company’s business; changing the Company’s organizational structure or type; licensing, transferring or disposing of certain assets; granting certain types of liens on the Company’s assets; making certain investments; and paying cash dividends.

The Term Loan Agreement also contains customary representations and warranties, and also includes customary events of default, including payment default, breach of covenants, change of control, and material adverse effects. The Company was in compliance with all covenants under the Term Loan Agreement as of September 30, 2021. Upon the occurrence of an event of default, a default interest rate of an addition 5% per annum may be applied to the outstanding loan balances, and the Lenders may declare all outstanding obligations immediately due and payable and exercise all of its rights and remedies as set forth in the Term Loan Agreement and under applicable law.

Future principal debt payments on the loan payable as of September 30, 2021 are as follows (in thousands):

Year Ending December 31,
2021	$—
2022	—
2023	—
2024	5,000
2025	15,000
2026	10,000
Total principal payments	30,000
Less: Unamortized debt discount	(2,188)
Term loan, net	$27,812

Note 5—Research, Collaboration and License Agreements

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

Queen’s Agreement

In late December 2019, the Company entered into a research grant agreement (“RGA”) with Queen’s University at Kingston (“Queen’s”), for certain research and development activities related to the generation of AAV9 vector. The Company committed to fund $3.8 million under the RGA with Queen’s. The Company issued Queen’s a promise-to-pay note whereby any amounts paid directly by Queen’s for the manufacture of the vector for use in the funded research activities, to the extent such amounts had not already been funded by the Company to Queen’s, would become a loan obligation for the Company (the “Note”), subject to an interest rate of 6%. Any amounts outstanding under the Note were required to be repaid, along with any accrued interest, by or before June 30, 2020. In the event of default, any amount outstanding was deemed immediately payable by RA Session II, the Company’s President and Chief Executive Officer, as a personal guarantor (see Note 9). For the period from Inception through December 31, 2019, the Company did not incur any expenses associated with the Queen’s RGA, and no amounts were due or outstanding under the Note as of December 31, 2019. For the year ended December 31, 2020, the Company paid all expenses associated with the Queen’s RGA, thus no amounts were due or outstanding under the Note as of December 31, 2020, and the promise-to-pay has therefore expired.

On February 21, 2020, the Company entered into a license agreement with Queen’s (the “Queen’s Agreement”) to obtain the exclusive perpetual, royalty-bearing license, with the right to sublicense through multiple tiers, under certain patent rights and know-how of Queen’s, including certain improvements to such patent rights and know-how, to develop products in any field which use one or more valid claims of the patents licensed under the Queen’s Agreement (the “Licensed Patents”), or the technology, information and intellectual property related to the patents licensed under the Queen’s Agreement (together with the Licensed Patents, the “Licensed Products”), and to make, have made, use, sell, offer for sale, import and export Licensed Products and otherwise exploit such patents and know-how for use in certain specified indications. In exchange for the rights granted to the Company, the Company made a cash payment of $3.0 million in April 2020 which is recorded in research and development expenses in the condensed consolidated statements of operations and included as an investing cash outflow in the condensed consolidated statements of cash flows since the acquired license does not have an alternative future use for the nine months ended September 30, 2020. The Company is obligated to make aggregate cash payments of up to $10.0 million upon the completion of a combination of regulatory milestones and up to $10.0 million upon the completion of a combination of commercial milestones. In further consideration of the rights granted, beginning with the Company’s first commercial sale of the Licensed Products, the Company will also pay an annual earned royalty in the low single digits on net sales of Licensed Products, subject to certain customary reductions, and a percentage of non-royalty sublicensing revenue ranging in the low double digits. Royalties are payable, on a Licensed Products-by-Licensed Products and a country-by-country basis, until expiration of the last valid claim of a Licensed Patent covering such Licensed Products in such country and the expiration of any regulatory exclusivity for such Licensed Products in such country.

No additional milestone payments were made in connection with the Queen’s Agreement during the nine months ended September 30, 2021.

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

No additional milestone payments were made in connection with this agreement during the nine months ended September 30, 2021.

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

No additional milestone payments were made in connection with the Abeona Rett Agreement during the nine months ended September 30, 2021.

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

In exchange for the license rights, the Company recorded an aggregate of $5.5 million within research and development expenses in the condensed consolidated statements of operations since the acquired license does not have an alternative future use. This license fee was paid in April 2021 and has been classified as an investing outflow in the condensed consolidated statements of cash flows for the nine months ended September 30, 2021. No additional milestone payments were made in connection with this agreement during the nine months ended September 30, 2021.

Note 6—Stockholders’ Equity (Deficit), Convertible Preferred Stock and Tranche Liability

Authorized Shares

The Company amended its certificate of incorporation on March 4, 2020, July 2, 2020 and again on July 28, 2020 such that the total number of shares of common stock authorized to be issued was increased to 32,685,000, and the total number of shares of preferred stock authorized to be issued was increased to 15,647,052, of which 10,000,000 preferred shares were designated Series A convertible preferred stock and 5,647,052 were designated Series B convertible preferred stock. On September 28, 2020, the Company amended its certificate of incorporation such that the total number of shares of common stock authorized to be issued was increased to 200,000,000, and the total number of shares of new preferred stock authorized to be issued was 10,000,000. As of September 30, 2021 and December 31, 2020, no shares of preferred stock were issued or outstanding.

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

Note 7—Stock-Based Compensation

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

Furthermore, on September 16, 2020, the Company’s stockholders approved the Employee Stock Purchase Plan (“ESPP”), which became effective upon the execution of the underwriting agreement in connection with the IPO. The maximum number of shares of common stock that may be issued under the ESPP will not exceed 362,000 shares of common stock, plus the number of shares of common stock that are automatically added on January 1st of each year for a period of up to ten years, commencing on the first January 1 following the IPO Date and ending on (and including) January 1, 2030, in an amount equal to the lesser of (i) one percent (1.0%) of the total number of shares of capital stock outstanding on December 31st of the preceding calendar year, and (ii) 724,000 shares of common stock. No shares have been added to the ESPP as of January 1, 2021 and no issuances have been made under the ESPP as of September 30, 2021.

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

For the three months ended September 30, 2021, 415,100 shares of common stock under the New Plan were awarded with a weighted-average grant date fair value per share of $12.83. For the nine months ended September 30, 2021, 3,001,750 shares of common stock under the New Plan were awarded with a weighted-average grant date fair value per share of $16.64. The stock options vest over one to four years and have a ten-year contractual term.

The following weighted-average assumptions were used to estimate the fair value of stock options that were granted during the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Risk-free interest rate	1.02%	0.46%	0.83%	0.46%
Expected dividend yield	—	—	—	—
Expected term in years	6.1	6.7	6.0	6.7
Expected volatility	75%	80%	75%	80%

The following table summarizes stock option activity, during the nine months ended September 30, 2021:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Stock	Exercise	Contractual	Value
	Options	Price	Life (in years)	(in thousands)
Outstanding at December 31, 2020	674,842	20.68	9.8	$3,953
Options granted	3,001,750	25.46
Options cancelled or forfeited	(159,600)	27.14
Outstanding at September 30, 2021	3,516,992	$24.47	9.4	$175
Vested and expected to vest at September 30, 2021	3,516,992	$24.47	9.4	$175
Options exercisable at September 30, 2021	84,349	$20.08	9.0	$17

The aggregate intrinsic value in the above table is calculated as the difference between the fair value of the Company’s common stock as of September 30, 2021 and the exercise price of the stock options. As of September 30, 2021, the total unrecognized compensation related to unvested stock option awards granted was $47.3 million, which the Company expects to recognize over a weighted-average period of approximately 3.3 years. No stock options were exercised during the period.

Restricted Stock Units

On September 2, 2020, the Company issued 331,121 RSUs to an employee under the Existing Plan; 25% of the shares of common stock underlying the RSUs vest at each anniversary over a four-year period. The RSUs are subject to a service-based vesting condition. The RSUs were also subject to a liquidity-based performance vesting condition that was met upon the closing of the IPO. The Company at any time may accelerate the vesting of the RSUs. Such shares are not accounted for as outstanding until they vest. As of September 30, 2021, the total unrecognized compensation related to unvested RSUs granted, including the remaining compensation cost associated with the RSUs granted on September 2, 2020 in exchange for the Cancelled Options, was $11.8 million which is expected to be amortized on a straight-line basis over the weighted-average remaining vesting period of approximately 1.3 years.

The Company's default tax withholding method for RSUs is the sell-to-cover method, in which shares with a market value equivalent to the tax withholding obligation are sold on behalf of the holder of the RSUs upon vesting and settlement to cover the tax withholding liability and the cash proceeds from such sales are remitted by the Company to taxing authorities.

The Company’s RSU activity for the nine months ended September 30, 2021 was as follows:

		Weighted
		Average
		Grant Date
	Number	Fair Value
	of Shares	per Share
Nonvested at January 1, 2021	2,850,053	$6.37
Restricted units granted	—	—
Vested	(712,510)	6.37
Cancelled or forfeited	(250,778)	5.25
Nonvested at September 30, 2021	1,886,765	$6.52

Restricted Stock Awards

RA Session II, the Company’s President and Chief Executive Officer, was awarded 769,058 RSAs under the Existing Plan on July 1, 2020, which are expected to vest over a three-year term, subject to continuous employment. As of September 30, 2021, the total unrecognized compensation related to unvested RSAs granted was $2.2 million which is expected to be amortized on a straight-line basis over the weighted-average remaining vesting period of approximately 0.8 years. The fair value of these RSAs at the grant date of July 1, 2020 was $5.28 per share.

The Company’s RSA activity for the nine months ended September 30, 2021 was as follows:

		Weighted
		Average
		Grant Date
	Number	Fair Value
	of Shares	per Share
Nonvested at December 31, 2020	769,058	$5.28
Restricted stock granted	—	—
Vested	(362,963)	5.28
Nonvested at September 30, 2021	406,095	$5.28

The following table summarizes the total stock-based compensation expense for the stock options, RSAs and RSUs recorded in the condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development expense	$2,305	$399	$6,098	$399
General and administrative expense	2,781	942	7,131	942
Total	$5,086	$1,341	$13,229	$1,341

Note 8—Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Since the Company had a net loss in all periods presented, basic and diluted net loss per common share are the same.

The following table represents the calculation of basic and diluted net loss per common share (in thousands, except share and per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(51,187)	$(15,042)	$(124,137)	$(41,693)
Weighted-average shares of common stock outstanding used to compute net loss per common share, basic and diluted	38,003,954	11,733,170	37,495,537	11,176,429
Net loss per common share, basic and diluted	$(1.35)	$(1.28)	$(3.31)	$(3.73)

The following common stock equivalents outstanding as of September 30, 2021 and 2020 were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti‑dilutive:

	September 30, 2021	September 30, 2020
Unvested RSUs	1,886,765	2,850,053
Unvested RSAs	406,095	769,058
Stock options	3,516,992	185,342
Total	5,809,852	3,804,453

Note 9—Related Party Transactions

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

In March 2020, the Company entered into a services agreement with PBM Capital Group, LLC (“PBM”), an affiliate of PBM TGT Holdings, LLC whereby PBM provided accounting and other administrative and management services related to payroll administration, human resources, bookkeeping, preparation of financial statements and tax returns, accounts payable and receivable, and other similar functions for a fee of $2,500 per month. Paul B. Manning, a member of the Company’s board of directors and a holder of more than 5% of the Company’s capital stock, is the Chief Executive Officer of PBM Capital Group, LLC and has sole voting and investment power with respect to the shares held by PBM TGT Holdings, LLC. In September 2020, PBM TGT Holdings, LLC distributed all of the shares of Series A convertible preferred stock it previously held to its beneficial owners, including Mr. Manning and entities controlled by Mr. Manning, for no additional consideration in accordance with the terms of its operating agreement. In April 2021, the PBM services agreement was terminated and all outstanding amounts due have been paid.

Note 10—Income Taxes

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

As of September 30, 2021, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2020.

Note 11—Commitments and Contingencies

Litigation

The Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims. From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.

Commitments

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. The Company’s maximum exposure under these arrangements is unknown at September 30, 2021. The Company does not anticipate recognizing any significant losses relating to these arrangements.

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

The Company was not required to provide a security deposit in connection with its entry into the Durham Lease. The Company will be responsible for constructing interior improvements within the Facility. The Company was required to place $2.6 million in an escrow account which will be released when the improvements are substantially complete. The escrow funds are recorded as restricted cash on the condensed consolidated balance sheet as of September 30, 2021 and are expected to be released in 2023.  The Durham Landlord has the right to terminate the Durham Lease upon specified events of default, including the Company’s failure to pay rent in a timely manner and upon the occurrence of certain events of insolvency with respect to the Company.

The Company incurred initial direct costs to enter into the Durham Lease of approximately $0.8 million. The costs have been recorded on the condensed consolidated balance sheets as a deferred lease asset and are being amortized into earnings over the term of the Durham Lease.

In accordance with ASC Topic 840, Leases, the Company is deemed, for accounting purposes only, to be the owner of the entire leased Facility, including the building shell, during the construction period because of the Company’s expected level of direct financial and operational involvement in the substantial tenant improvements, including structural improvements, required to build out the Facility. As a result, the Company capitalized approximately $26.3 million as a build-to-suit asset within property, plant and equipment, net and recognized a corresponding build-to-suit lease financing obligation as a liability on its condensed consolidated balance sheets equal to the fair value of the existing building shell using comparable market prices per square foot for similar space for public real estate transactions in the surrounding area at commencement of construction. Additionally, construction costs incurred as part of the build-out and tenant improvements are also capitalized within property, plant and equipment, net. Costs of approximately $10.5 million have been capitalized during the nine months ended September 30, 2021, related to both equipment purchases and the build-out of the leased Facility. Construction is expected to be completed in 2023, upon which time the Company will assess and determine if the build-to-suit asset and corresponding liability should be de-recognized.

Dallas Lease

On January 11, 2021, the Company entered into a lease agreement (the “Dallas Lease”) with Pegasus Park, LLC, a Delaware limited liability company (the “Dallas Landlord”), pursuant to which the Company will lease approximately 15,000 square feet of office space at 3000 Pegasus Park Drive, Dallas, Texas 75247 (the “Office Space”).

The Dallas Lease commenced on May 27, 2021, and has a term of approximately ten years. The Company has an option to extend the term of the Dallas Lease for one additional period of five years. The Company’s obligation for the payment of base rent for the Office Space is initially approximately $32,500 per month and will increase annually, up to an estimated monthly base rent of $50,000 during the term of the Dallas Lease. The Company is obligated to pay operating costs and utilities applicable to the Office Space. The Company was required to provide a security deposit of $32,500 in connection with its entry into the Dallas Lease. Total future minimum lease payments under the Dallas Lease over the initial 10 year term are approximately $4.9 million. The Company is responsible for costs of constructing interior improvements within the Office Space that exceed a construction allowance provided by the Dallas Landlord not to exceed $40.00 per rentable square foot.

The Company has a right of first refusal with respect to certain additional adjacent office space before the Dallas Landlord accepts any offer for such space.

The Dallas Landlord has the right to terminate the Dallas Lease, or the Company’s right to possess the Office Space without terminating the Dallas Lease, upon specified events of default, including the Company’s failure to pay rent in a timely manner and upon the occurrence of certain events of insolvency with respect to the Company.

As of September 30, 2021, the Company recognized approximately $0.6 million of lease construction incentive based on the construction allowance provided. The construction incentive has been recorded on the condensed consolidated balance sheets as a deferred lease incentive obligation and is being amortized into earnings as a deduction of rent expense over the term of the Dallas Lease.

Note 12 — Subsequent Events

Acquisition of Option to License Worldwide Rights to Clinical-Stage AAV9 Gene Therapy Program for CLN7 Disease

In October 2021, the Company announced its exclusive option to license the worldwide rights to a clinical-stage AAV9 gene therapy program for the treatment of CLN7, a form of Batten disease. The first-generation construct for the CLN7 program was developed in the laboratory of Steven Gray, Ph.D., Associate Professor at UT Southwestern Chief Scientific Advisor for the Company. The CLN7 program is currently in a Phase 1 clinical proof-of-concept trial run by UT Southwestern, and the Company expects the availability of preliminary human proof-of-concept clinical safety and efficacy data from the first-generation construct by year-end 2021. The Company also entered into a research collaboration with UT Southwestern to develop a next-generation construct for the treatment of CLN7 disease, which is expected to improve potency, safety profile, packaging efficiency and manufacturability over the first-generation construct. Completion of the next-generation construct design is anticipated by year-end 2021 with commercial-grade GMP material expected in 2022. The Company intends to initiate a planned pivotal trial using the next-generation construct in 2022, with reference to the human proof-of-concept clinical data being generated from the first generation construct.

Sales Agreement

On October 5, 2021, the Company entered into a Sales Agreement (the “Sales Agreement”) with SVB Leerink LLC and Wells Fargo Securities, LLC (collectively, the “Sales Agents”), pursuant to which the Company may issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $150.0 million through the Sales Agents. The Sales Agents may sell common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act, including sales made directly on or through the Nasdaq Global Select Market or any other existing trade market for the common stock, in negotiated transactions at market prices prevailing at the time of sale or at prices related to prevailing market prices, or any other method permitted by law. The Sales Agents will be entitled to receive 3.0% of the gross sales price per share of common stock sold under the Sales Agreement. As of the date of these financial statements, no shares of common stock have been issued and sold pursuant to the Sales Agreement.

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

Overview

We are a patient-centric gene therapy company focused on developing and commercializing AAV-based gene therapies for the treatment of monogenic diseases of the central nervous system, or CNS, in both rare and large patient populations. We were founded in partnership with The University of Texas Southwestern Medical Center, or UT Southwestern, to develop and commercialize transformative gene therapy treatments. Together with UT Southwestern, we are advancing a deep and sustainable product portfolio of 27 gene therapy product candidates, with exclusive options to acquire four additional development programs at no cost. By combining our management team’s proven experience in gene therapy drug development and commercialization with UT Southwestern’s world-class gene therapy research capabilities, we believe we have created a powerful engine to develop transformative therapies to dramatically improve patients’ lives. In April, we acquired exclusive worldwide rights to TSHA-120, a clinical-stage, intrathecally dosed AAV9 gene therapy program for the treatment of giant axonal neuropathy, or GAN. A Phase 1/2 clinical trial of TSHA-120 is being conducted by the National Institutes of Health or NIH, under an accepted investigational new drug application, or IND, and we anticipate clinical safety and functional MFM32 data for TSHA-120 from the highest dose cohort of 3.5x1014 total vg in December 2021, where we believe continued clinically meaningful slowing of disease progression similar to that achieved with the lower dose cohorts would be considered confirmatory of disease modification. A Phase 1/2 clinical trial of TSHA-101 was initiated by Queen’s University at Kingston, or Queen’s University, under an accepted Clinical Trial Application, or CTA, in Canada, and Queen’s University expects to report preliminary clinical safety data and HEX A enzyme activity in plasma and cerebral spinal fluid, or CSF, for TSHA-101 in GM2 gangliosidosis in December 2021, where Hex A enzyme activity level of at least 5% in plasma would be considered disease modifying based on natural history data.  Based on natural history data, 2% to 4% Hex A enzyme activity in plasma normalizes survival and significantly improves clinical phenotype of GM2 gangliosidosis. We recently announced an exclusive option from UT Southwestern to license worldwide rights to a clinical-stage CLN7 program. The CLN7 program is currently in a Phase 1 clinical proof-of-concept trial run by UT Southwestern, and we expect preliminary clinical safety data for the first patient in history to be intrathecally dosed at 1.0x1015 total vg with the first-generation construct by December 2021. We expect completion of a next-generation construct for CLN7 by year-end 2021 with initiation of a planned pivotal clinical trial in 2022 using next-generation construct with reference to the human proof-of-concept clinical data generated from the first-generation construct. We are also developing TSHA-118 for the treatment of CLN1 disease (one of the forms of Batten disease). We intend to initiate a Phase 1/2 clinical trial in CLN1 disease by year-end 2021 and expect clinical safety and PPT1 enzyme activity data in the first half of 2022.

For Rett syndrome, we intend to submit an IND / CTA filing in November 2021 and initiate a Phase 1/2 clinical trial by year-end 2021 with preliminary clinical data expected by year-end 2022.

We have a limited operating history. Since our inception, our operations have focused on organizing and staffing our company, business planning, raising capital and entering into collaboration agreements for conducting preclinical research and development activities for our product candidates. All of our lead product candidates are still in the clinical or preclinical development stage. We do not have any product candidates approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through the sale of equity, raising an aggregate of $307.0 million of gross proceeds from our initial public offering and private placements of our convertible preferred stock. In addition, we drew down $30.0 million in term loans on August 12, 2021.

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

Since our inception, we have incurred significant operating losses. Our net losses were $124.1 million for the nine months ended September 30, 2021 and $41.7 million for the nine months ended September 30, 2020. As of September 30, 2021, we had an accumulated deficit of $185.3 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

•	continue to advance the preclinical and clinical development of our product candidates and preclinical and discovery programs;
•

conduct our ongoing clinical trials of TSHA-101 and TSHA-120, as well as initiate and complete additional clinical trials TSHA-118, TSHA-102, TSHA-121 and any other current and future product candidates that we advance;

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

Our Pipeline

We are advancing a deep and sustainable product portfolio of 27 gene therapy product candidates for monogenic diseases of the CNS in both rare and large patient populations, with exclusive options to acquire four additional development programs at no cost. Our portfolio of gene therapy candidates targets broad neurological indications across three distinct therapeutic categories: neurodegenerative diseases, neurodevelopmental disorders and genetic epilepsies. Our current pipeline, including the stage of development of each of our product candidates, is represented in the table below.

Recent Developments

TSHA-120 for Giant Axonal Neuropathy (GAN)

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

There is an ongoing longitudinal prospective natural history study being led by the NIH, that has already identified and followed a number of patients with GAN for over five years with disease progression characterized by a number of clinical assessments. The GAN natural history study was initiated in 2013 and included 45 GAN patients, aged 3 to 21 years. Imaging data from this study has demonstrated that there are distinctive increased T2 signal abnormalities within the cerebellar white matter surrounding the dentate nucleus of the cerebellum, which represents one of the earliest brain imaging findings in individuals with GAN. These findings precede the more widespread periventricular and deep white matter signal abnormalities associated with advanced disease. In addition, cortical and spinal cord atrophy appeared to correspond to more advanced disease severity and older age. Impaired pulmonary function in patients with GAN also was observed, with forced vital capacity correlating well with several functional outcomes such as the MFM32, a validated 32-item scale for motor function measurement developed for neuromuscular diseases. Nocturnal hypoventilation and sleep apnea progressed over time, with sleep apnea worsening as ambulatory function deteriorated. Total MFM32 score also correlated with ambulatory status, where independently ambulant individuals performed better and had higher MFM32 scores than the non-ambulant group, as shown in the graph below.

Total MFM32 Score Correlated With Ambulatory Status

MFM 32 Score (%)
100
75
50
25
0
Total
Independent
Assisted
Non-ambulant
Ambulation Status

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

A 4-point score change in the MFM32 is considered clinically meaningful, suggesting that GAN patients lose significant function annually. To date we have up to eight years of robust data from this study.

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

TSHA-120 normalized performance of 18-month-old GAN rodent knockout model

Latency to Fall (Sec)
150
100
50
0
0
1
2
3
4
Trial
Control n=14
GAN KO+AAV9/GAN (n=6)
Historic GAN KO (n=4)
p ≤ 0.05

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

Results of Ongoing Phase 1/2 Clinical Trial

A Phase 1/2 clinical trial of TSHA-120 is being conducted by the NIH under an accepted IND. The ongoing trial is a single-site, open-label, non-randomized dose-escalation trial, in which patients are intrathecally dosed with one of 4 dose levels of TSHA-120 – 3.5x1013 total vg, 1.2x1014 total vg, 1.8x1014 total vg or 3.5x1014 total vg. The primary endpoint is to assess safety, with secondary endpoints measuring efficacy using pathologic, physiologic, functional, and clinical markers. To date, 14 patients have been intrathecally dosed and ten patients have at least three years’ worth of long-term follow up data. The 1.8x1014 total vg dose and 1.2x1014 total vg cohorts demonstrated dose-related and meaningful slowing of disease progression in the first year post dosing, as illustrated below. The 1.8x1014 total vg dose effected a statistically significant 8-point improvement versus the historical control over the course of a year and the 1.2x1014 total vg dose effected a statistically significant 6-point improvement over the course of a year.

Six patients in the trial have been followed for more than three years. Patients dosed with 1.8x1014 total vg and 1.2x1014 total vg have shown sustained dose-dependent improvements in MFM32 scores for more than three years, as illustrated below.

To date, TSHA-120 has been well-tolerated at multiple doses with no signs of significant acute or subacute inflammation, no sudden sensory changes and no drug-related or persistent elevation of transaminases. We expect to report safety and MFM32 functional data from the highest dose cohort of 3.5x1014 total vg in December 2021.

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

Bayesian Efficacy Analysis

Compared to natural history data

0.30
0.20
0.10
0.00
-8
Natural history decline
-1.61
1.8 x 10[14] total vg
-20
-15
-10
-5
0
5
10
MFM
β2

0.30
0.20
0.10
0.00
-8
Natural history decline
-2.34
1.2 x 10[14] total vg
-20
-15
-10
-5
0
5
10
MFM
β3

X-axis = annual decline in MFM32 total % score

Blue line = natural history decline (-8 points per year)

	Values = % Probability	
Change in disease progression	**1.8×10^{14} total vg**	**1.2×10^{14} total vg**
Any Slowing	99.9	99.8
Clinically meaningful slowing 50% or more	98.3	84.9

Data from eleven GAN patients were analyzed for visual acuity via the Logarithm of the Minimum Angle of Resolution (LogMAR).  A dose-dependent trend towards stabilization of visual acuity, i.e., a slowed increase in LogMAR values, was observed and appeared to be independent of visual acuity at the time of treatment. This newly obtained GAN exploratory endpoint showed improvement in visual acuity as shown below.

Currently in the GAN program, we have up to six years of longitudinal data in individual patients and collectively 55-patient years of clinical safety and efficacy data from our ongoing clinical study with no drug-related serious adverse events, no signs of acute or subacute inflammation, no sudden sensory changes and no drug-related or persistent elevation of transaminases.

In September 2021, we submitted a request for an end-of-Phase meeting with an ex-US regulatory agency for TSHA-120 and have a preliminary meeting date in January 2022. Additional regulatory submissions are expected by the end of 2021.

We anticipate safety and functional clinical data for TSHA-120 from the highest dose cohort of 3.5x1014 total vg in GAN in December 2021, with continued clinically meaningful slowing of disease progression similar to that achieved with the lower dose cohorts would be considered confirmatory of disease modification.

TSHA-101 for GM2 Gangliosidosis

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

Residual Hex A Enzyme Activity Determines Severity of GM2 Gangliosidosis

Normal life span
Juvenile (onset 1.5-5 years)
- Cerebellar ataxia
- Decreased cognition
- Progressive weakness
- Visual loss
- Seizures
- Death in mid-teens
Infantile (onset < 6 months)
- Startle response
- Hypotonia
- Cherry-red macula
- Seizures
- Macrocephaly
- Progressive visual loss
- Death 3-5 years
Early adulthood onset
- Progressive weakness
- Cerebellar ataxia
- Psychosis
- Decreased cognition
- Age at death variable, normal life span possible
<0.1%
0.50%
2-4%
5-10%
Residual Hex A Enzyme Activity

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

We have received orphan drug designation and rare pediatric disease designation from the FDA and orphan drug designation from the European Commission for TSHA-101 for the treatment of GM2 gangliosidosis.

Based on natural history data, 2% to 4% Hex A enzyme activity in plasma normalizes survival and significantly improves the clinical phenotype of GM2 gangliosidosis. We expect preliminary clinical safety data and HEX A enzyme activity in plasma and CSF for TSHA-101 in GM2 gangliosidosis in December 2021, where Hex A enzyme activity level of at least 5% would be considered disease modifying based on natural history data.  Due to severity of the disease and unmet medical need, we are currently assessing the need for a clinical trial of TSHA-101 in the United States to support a regulatory filing.

TSHA-121 for CLN7 Disease

The first-generation construct for the CLN7 program was developed in the laboratory of Steven Gray, Ph.D., Associate Professor at UT Southwestern Medical Center and our Chief Scientific Advisor with financial support from Mila’s Miracle and Batten Hope, the leading CLN7 patient advocacy groups. The CLN7 program is currently in a Phase 1 clinical proof-of-concept trial run by UT Southwestern, and we expect the availability of preliminary clinical data for the first-generation construct by December 2021, including preliminary clinical safety data for the first patient in history to be intrathecally dosed at 1.0x1015 total vg. We expect completion of a next-generation construct by year-end 2021 with initiation of a planned pivotal trial in 2022 using the next-generation construct with reference to the human proof-of-concept clinical data from the first-generation construct. The next-generation construct is expected to improve potency, safety profile, packaging efficiency and manufacturability over the first-generation construct. In addition, we have provided a grant to Batten Hope to support patient awareness, disease education and newborn screening initiatives. CLN7 disease is a rare, fatal and rapidly progressive neurodegenerative disease that is a form of Batten disease. CLN7 is caused by autosomal recessive mutations in the MFSD8 gene that results in lysosomal dysfunction. Disease onset occurs around two to five years of age, with death often ensuing in young adolescence. Patients experience gradual nerve cell loss in certain parts of the brain and typically present with seizures, vision loss, speech impairment and mental and motor regression. Currently, there are no approved therapies to treat CLN7 disease, which impacts an estimated 4,000 patients globally. Preclinical data in rodents supported advancement of the first-generation construct into a Phase 1 clinical proof-of-concept study in patients with CLN7 disease. In an in vivo efficacy study, intrathecal (IT) administration of the first-generation construct to MFSD8 knockout mice with high or low doses resulted in clear age and dose effects with early intervention and high dose achieving the best therapeutic benefits. IT high dose of the first-generation construct in younger knockout mice resulted in: 1) widespread MFSD8 mRNA expression in all tissues assessed; 2) nearly complete normalization of impaired open field and rotarod performance at 6 and 9 months post injection; 3) more than doubled median life expectancy (16.82 months versus 7.77 months in untreated knockout mice); and 4) maintained healthy body weight for a prolonged period of time. Toxicology studies in wild type rodents demonstrated safety and tolerability of IT administration of the first-generation construct.

TSHA-118 for CLN1 Disease

CLN1 disease (one of the forms of Batten disease), a lysosomal storage disorder, is a progressive, fatal neurodegenerative disease with early childhood onset that has an estimated incidence of approximately 1 in 138,000 live births worldwide. The estimated prevalence of CLN1 disease is 900 patients in the United States and European Union. CLN1 disease is caused by loss-of-function mutations in the CLN1 gene that encodes the enzyme palmitoyl-protein thioesterase-1, or PPT1, a small glycoprotein involved in the degradation of certain lipid-modified proteins. Loss of function mutations in the CLN1 gene causes accumulation of these lipid-modified proteins in cells, eventually leading to aggregation, neuronal cellular dysfunction and ultimately neuronal cell death.

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

There is currently an open IND for the CLN1 program. We submitted an additional CTA filing for TSHA-118 and expect to initiate of a Phase 1/2 clinical trial by year-end 2021 and report preliminary clinical safety and PPT1 enzyme activity data in the first half of 2022.

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

In May 2021, preclinical data from the ongoing natural history study for TSHA-102 were published online in Brain, a highly esteemed neurological science peer-reviewed journal. The preclinical study was conducted by the UT Southwestern Medical Center (UT Southwestern) laboratory of Sarah Sinnett, Ph.D., and evaluated the safety and efficacy of regulated miniMECP2 gene transfer, TSHA-102 (AAV9/miniMECP2-miRARE), via intrathecal (IT) administration in adolescent mice between four and five weeks of age. TSHA-102 was compared to unregulated full length MECP2 (AAV9/MECP2) and unregulated miniMECP2 (AAV9/miniMECP2).

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

miRARE-mediated genotype-dependent gene regulation was demonstrated by analyzing tissue sections from wild type and knockout mice treated with AAV9 vectors given intrathecally. When knockout mice were injected with a vector expressing the mini-

MECP2 transgene with and without the miRARE element, miRARE reduced overall miniMECP2 transgene expression compared to unregulated miniMECP2 in wild type mice as shown below.

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

miRARE Inhibited Regulation of Mean MECP2 Gene Expression in a Genotype-Dependent Manner in Different Regions of the Brain

% myc(+) cells
80
60
40
20
0
WT, AAV9/mini
KO, AAV9/mini
WT, AAV9/mini-miRARE
KO, AAV9/mini-miRARE
Medulla
Pons
Midbrain
Hippo

In preclinical animal models, intrathecal myc-tagged TSHA-102 was not associated with early death and did not cause adverse behavioral side effects in wild type mice demonstrating appropriate downregulation of miniMECP2 protein expression as compared to unregulated MECP2 gene therapy constructs.

In addition, preclinical data demonstrated that miRARE reduced overall expression of miniMeCP2 transgene expression and regulated genotype-dependent myc-tagged miniMECP2 expression across different brain regions on a cell-by-cell basis and improved the safety of TSHA-102 without compromising efficacy in juvenile mice.  Recently obtained pharmacology data demonstrated improvement in survival, and respiratory and motor functions in disease relevant mouse models. Finally, preliminary data from a GLP toxicology study in non-human primates demonstrated no adverse findings at the highest dose tested suggesting that the miRARE platform is successfully downregulating MECP2 expression to within normal physiological levels. We have received orphan drug designation and rare pediatric disease designation from the FDA and orphan drug designation from the European Commission for TSHA-102 for the treatment of Rett syndrome.

We intend to submit an IND / CTA for TSHA-102 in November 2021, initiate a Phase 1/2 clinical trial by the end of 2021 and expect to report preliminary clinical data by the end of 2022.

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

We have received orphan drug designation and rare pediatric disease designation from the FDA and orphan drug designation from the European Commission for TSHA-105 for the treatment of epilepsy caused by caused by SLC13A5 deficiency.

Angelman Syndrome Program – Two Approaches

We are pursuing two treatment strategies for the treatment of Angelman syndrome, a neurodevelopmental disorder caused by a maternal deficiency of the UBE3A gene. Angelman syndrome is characterized by profound developmental delay, ataxia and gait disturbance, sleep disorder, seizures, heightened anxiety and aggression and severe speech impairments. Angelman syndrome affects approximately one per 12,000 to 20,000 patients worldwide. The estimated prevalence of Angelman syndrome is 55,000 patients in the United States and European Union. There are currently no approved treatments for Angelman syndrome. Current treatment focuses on supportive care and managing medical and developmental issues.

Angelman syndrome is an imprinting disorder in which the maternal gene is deficient and the paternal copy of UBE3A is intact but silenced by a long non-coding RNA, UBE3A antisense transcript, or UBE3A-ATS. Delivery of an ASO targeting UBE3A-ATS showed promising results in ameliorating Angelman syndrome symptoms in a transgenic mouse model.

There are two approaches to treat this genetic abnormality. Our UBE3A gene replacement therapy is a cerebrospinal fluid-delivered AAV vector enabling dual isoform UBE3A expression for the treatment of Angelman syndrome. The novel construct, which was originally developed in the laboratories of Dr. Ben Philpot and Taysha’s Chief Scientific Advisor, Dr. Steven Gray, packages both short and long isoforms of UBE3A into a single viral vector, which is expected to confer significant advantages over approaches that express only one of the isoforms. Expression of the short and long isoforms occurs in a 3:1 ratio which recapitulates natural human UBE3A isoform levels. In preclinical mouse models of Angelman syndrome, AAV-mediated UBE3A gene replacement recapitulated endogenous UBE3A isoform expression and UBE3A subcellular expression in neurons. Anatomical and behavioral phenotypes, including nest building, motor performance and seizure phenotypes, were recovered following treatment, providing proof-of-concept preclinical data supporting further study of UBE3A gene replacement therapy as a potentially safe and effective treatment for Angelman syndrome. These preclinical data were published in the Journal of Clinical Investigation Insight (JCI Insight) in October 2021.

Our other approach is a vectorized knockdown approach to unsilence the paternal copy of the UBE3A gene by targeting the antisense transcript responsible for silencing the gene. Our gene therapy targets the UBE3A-ATS transcript through shRNA knock-down with an AAV-based strategy to achieve broad distribution of the shRNA expression cassette across the entire CNS following a single intrathecal dose.

We believe both the gene replacement and RNA-mediated knockdown strategies position Taysha as a world-leader in the discovery of treatments for Angelman syndrome.

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

Impact of COVID-19 on Our Business

We have been actively monitoring the COVID-19 situation and its impact globally. Our financial results for the nine months ended September 30, 2021 were not impacted by COVID-19. We believe the remote working arrangements and travel restrictions imposed by various governmental jurisdictions have had limited impact on our ability to maintain internal operations during the nine months ended September 30, 2021. The extent to which COVID-19 may impact our business and operations will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, the effectiveness of actions to contain and treat COVID-19, the efficacy, availability and adoption of vaccines, both domestically and globally, and the impact of new variants or mutations of the coronavirus, such as the Delta variant. Although we have not experienced any material business shutdowns or interruptions due to the COVID-19 pandemic, we cannot predict the scope and severity of any potential business shutdowns or disruptions in the future, including to our planned clinical trials and preclinical studies. Any such shutdowns or other business interruptions could result in material and negative effects to our ability to conduct our business in the manner and on the timelines presently planned, which could have a material adverse impact on our business, results of operation and financial condition.

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

Results of Operations

Results of Operations for the Three Months ended September 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020 (in thousands):

	For the Three Months Ended September 30, 2021	For the Three Months Ended September 30, 2020
Operating expenses:
Research and development	$39,528	$11,057
General and administrative	11,153	3,984
Total operating expenses	50,681	15,041
Loss from operations	(50,681)	(15,041)
Other income (expense):
Interest income	37	—
Interest expense	(543)	(1)
Total other expense, net	(506)	(1)
Net loss	$(51,187)	$(15,042)

Research and Development Expenses

Research and development expenses were $39.5 million for the three months ended September 30, 2021, compared to $11.1 million for the three months ended September 30, 2020. The increase of approximately $28.4 million was primarily attributable to an increase of $14.5 million of expenses incurred in research and development manufacturing and other raw material purchases, which included cGMP batches produced by Catalent and UT Southwestern. We incurred an increase in employee compensation expenses of $10.7 million, which included $1.9 million of non-cash stock-based compensation, and $4.9 million in third-party research and development expenses, which includes clinical trial CRO activities, GLP toxicology studies, and consulting for regulatory and clinical studies. This was partially offset by a decrease in licensing fees of $1.7 million.

General and Administrative Expenses

General and administrative expenses were $11.2 million for the three months ended September 30, 2021, compared to $4.0 million for the three months ended September 30, 2020. The increase of approximately $7.2 million was primarily attributable to $4.3 million of incremental compensation expense, which included $1.8 million of non-cash stock-based compensation. We also incurred an increase of $2.9 million mainly in professional fees related to legal, insurance, investor relations/communications, accounting, personnel recruiting, market research, and patient advocacy activities.

Results of Operations for the Nine Months ended September 30, 2021 and 2020

The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020 (in thousands):

	For the Nine Months Ended September 30, 2021	For the Nine Months Ended September 30, 2020
Operating expenses:
Research and development	$94,025	$19,633
General and administrative	29,518	5,002
Total operating expenses	123,543	24,635
Loss from operations	(123,543)	(24,635)
Other income (expense):
Change in fair value of preferred stock tranche liability	—	(17,030)
Interest income	143	—
Interest expense	(737)	(28)
Total other expense, net	(594)	(17,058)
Net loss	$(124,137)	$(41,693)

Research and Development Expenses

Research and development expenses were $94.0 million for the nine months ended September 30, 2021, compared to $19.6 million for the nine months ended September 30, 2020. The $74.4 million increase was primarily attributable to an increase of $29.7 million of expenses incurred in research and development manufacturing and other raw material purchases, which included cGMP batches produced by Catalent and UT Southwestern. We also incurred an increase in employee compensation and expenses of $24.4 million, which included $5.7 million of non-cash stock-based compensation. We also incurred an increase of $20.3 million of third-party research and development consulting fees, primarily related to GLP toxicology studies, clinical study CRO activities, and consulting for regulatory and clinical studies.

General and Administrative Expenses

General and administrative expenses were $29.5 million for the nine months ended September 30, 2021, compared to $5.0 million for the nine months ended September 30, 2020. The increase of approximately $24.5 million was primarily attributable to $13.2 million of incremental compensation expense, which included $6.2 million of non-cash stock-based compensation. We also incurred an increase of $11.3 million in professional fees related to legal, insurance, investor relations/communications, accounting, personnel recruiting, market research and patient advocacy activities.

Other Income (Expense)

Interest Expense

Interest expense for the three and nine months ended September 30, 2021 primarily consists of interest expense incurred under the Term Loan Agreement (as defined below).

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

Liquidity and Capital Resources

Overview

Since our inception, we have not generated any revenue and have incurred significant operating losses. As of September 30, 2021, we had cash, cash equivalents and restricted cash of $191.4 million. We have funded our operations primarily through equity financings, raising an aggregate of $307.0 million in gross proceeds from our initial public offering and private placements of convertible preferred stock. Specifically, between March and July 2020, we closed on the sale of an aggregate of 10,000,000 shares of Series A convertible preferred stock for gross proceeds of $30.0 million. In July and August 2020, we closed on the sale of an aggregate of 5,647,048 shares of Series B convertible preferred stock for gross proceeds of $96.0 million. In September 2020, we raised gross proceeds of $181.0 million in our initial public offering.

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

We believe that our existing cash and cash equivalents, along with full access to the term loan facility, will enable us to fund our operating expenses and capital requirements into second half of 2023.

Because of the numerous risks and uncertainties associated with research, development and commercialization of biological products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•

the scope, progress, costs and results of discovery, preclinical development, laboratory testing and clinical trials for TSHA-101, TSHA-118, TSHA-102, and TSHA-120 and any current and future product candidates that we advance;

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

Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes many years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of product candidates that we do not expect to be commercially available in the near term, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the terms of these equity securities or this debt may restrict our ability to operate. The Term Loan Agreement contains negative covenants, including, among other things, restrictions on indebtedness, liens investments, mergers, dispositions, prepayment of other indebtedness and dividends and other distributions. Any future additional debt financing and equity financing, if available, may involve agreements that include covenants limiting and restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, entering into profit-sharing or other arrangements or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us.

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

Cash Flows

The following table shows a summary of our cash flows for the nine months ended September 30, 2021 and 2020 (in thousands):

	For the Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(76,784)	$(10,881)
Net cash used in investing activities	(13,034)	(3,031)
Net cash provided by financing activities	29,978	292,546
Net change in cash, cash equivalents and restricted cash	$(59,840)	$278,634

Operating Activities

For the nine months ended September 30, 2021, our net cash used in operating activities of $76.8 million primarily consisted of a net loss of $124.1 million, primarily attributable to our spending on research and development expenses. The net loss of $124.1 million was partially offset by adjustments for non-cash items, primarily stock-based compensation of $13.2 million, and the add back of the up-front license fee of $5.5 million paid to HHF related to the acquisition of TSHA-120 which is treated as an investing outflow as well as other license fees of $1.3 million.  The $124.1 million net loss was also partially offset by a $26.6 million increase in the cash provided by operating assets and liabilities, primarily resulting from an increase in accounts payable and accrued expenses.

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

Investing Activities

During the nine months ended September 30, 2021, investing activities used $13.0 million of cash primarily attributable to the up-front license fee payment of $5.5 million to acquire exclusive worldwide rights to TSHA-120, for the treatment of GAN, and capital expenditures related to our in-house manufacturing facility and office space.  During the nine months ended September 30, 2020, investing activities used $3.0 million of cash attributable to the upfront payment to acquire the license rights pursuant to the Queen’s University Agreement.

Financing Activities

During the nine months ended September 30, 2021, financing activities provided $30.0 million of cash, which is attributable to the receipt of $30.0 million net proceeds from our Term Loan with Silicon Valley Bank. During the nine months ended September 30, 2020, financing activities provided $292.5 million of cash, which was primarily attributable to the receipt of $167.2 million in net proceeds from our initial public offering, $95.8 million in net proceeds from the sale of our Series B convertible preferred stock and $29.6 million in net proceeds from the sale of our Series A convertible preferred stock.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act ), as of the end of the period covered by this Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Form 10-Q was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

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

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

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

3.2 10.2

Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-39536), filed with the Securities and Exchange Commission on September 29, 2020).

Loan and Security Agreement, dated August 12, 2021, by and among the Company, the lenders party thereto from time to time and Silicon Valley Bank, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-39536), filed with the Securities and Exchange Commission on August 16, 2021).

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

Company Name

Date: November 10, 2021	By:	/s/ RA Session II
RA Session II
President and Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2021	By:	/s/ Kamran Alam
Kamran Alam
Chief Financial Officer (Principal Financial and Accounting Officer)