Form 10-K
period 2021-12-31
Taysha Gene Therapies, Inc.
filed 2022-03-31
CIK 1806310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 001-39536

Taysha Gene Therapies, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	84-3199512
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3000 Pegasus Park Dr. Ste 1430 Dallas, Texas	75247
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (214) 612-0000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.00001 per share	TSHA	The Nasdaq Stock Market LLC

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

As of June 30, 2021, the aggregate market value of the common stock of the registrant held by non-affiliates was approximately: 478,697,081.

As of March 31, 2022, the registrant had 38,473,945 shares of common stock, $0.00001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the 2022 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the year ended December 31, 2021.

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

•

the timing of our planned Investigational New Drug and Clinical Trial Agreement submissions, initiation of clinical trials and timing of expected clinical results for TSHA-101 for GM2, TSHA-102 for Rett, TSHA-105 for SLC13A5, TSHA-118 for CLN1, TSHA-120 for GAN and TSHA-121 for CLN7 and any other current and future product candidates that we advance;

•	the timing of any submission of filings for regulatory approval of, and our ability to obtain and maintain regulatory approvals for, our current and future product candidates;
•	the outbreak of the novel strain of coronavirus disease, COVID-19, which could adversely impact our business, including our preclinical studies, clinical supply and clinical trials;
•	our ability to identify patients with the diseases treated by our product candidates, and to enroll patients in trials;
•	our expectations regarding the size of the patient populations, market acceptance and opportunity for and clinical utility of our product candidates, if approved for commercial use;
•	our manufacturing capabilities and strategy, including the scalability and commercial viability of our manufacturing methods and processes;
•	our expectations regarding the scope of any approved indication for TSHA-101, TSHA-102, TSHA-105, TSHA-118, TSHA-120 and TSHA-121 or any other current or future product candidate that we advance;
•	our ability to successfully commercialize our product candidates;
•	our ability to leverage our platform, including our next-generation technologies, to identify and develop future product candidates;
•

our estimates of our expenses, ongoing losses, future revenue, capital requirements and our need for or ability to obtain additional funding before we can expect to generate any revenue from product sales;

•	our ability to establish or maintain collaborations or strategic relationships;
•	our ability to identify, recruit and retain key personnel;
•	our reliance upon intellectual property licensed from third parties and our ability to obtain such licenses on commercially reasonable terms or at all;
•	our ability to protect and enforce our intellectual property position for our product candidates, and the scope of such protection;
•	our ability to comply with the terms of our term loan agreement;
•	our financial performance;
•	our competitive position and the development of and projections relating to our competitors or our industry;
•	our estimates regarding future revenue, expenses and needs for additional financing; and
•	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act.

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

PART I

Item 1. Business.

Overview

We are a patient-centric gene therapy company focused on developing and commercializing AAV-based gene therapies for the treatment of monogenic diseases of the central nervous system, or CNS, in both rare and large patient populations. We were founded in partnership with The University of Texas Southwestern Medical Center, or UT Southwestern, to develop and commercialize transformative gene therapy treatments. Together with UT Southwestern, we are advancing a deep and sustainable product portfolio of gene therapy product candidates, with exclusive options to acquire several additional development programs at no cost. By combining our management team’s proven experience in gene therapy drug development and commercialization with UT Southwestern’s world-class gene therapy research capabilities, we believe we have created a powerful engine to develop transformative therapies to dramatically improve patients’ lives. In March 2022, we announced strategic pipeline prioritization initiatives focused on GAN and Rett syndrome. We will conduct small proof-of-concept studies in CLN1 disease and SLC13A5 deficiency. Development of the CLN7 program will continue in collaboration with existing partners with future clinical development to focus on the first-generation construct. All other research and development activities will be paused to increase operational efficiency.

In April 2021, we acquired exclusive worldwide rights to TSHA-120, a clinical-stage, intrathecally dosed AAV9 gene therapy program for the treatment of giant axonal neuropathy, or GAN. A Phase 1/2 clinical trial of TSHA-120 is being conducted by the National Institutes of Health, or NIH, under an accepted investigational new drug application, or IND. We reported clinical safety and functional MFM32 data from this trial for the highest dose cohort of 3.5x1014 total vg in January 2022, where we saw continued clinically meaningful slowing of disease progression similar to that achieved with the lower dose cohorts, which we considered confirmatory of disease modification. For Rett syndrome, we submitted a CTA filing in November 2021 and announced initiation of clinical development of TSHA-102 under a Clinical Trial Application (CTA) approved by Health Canada in March 2022. We expect to report preliminary clinical data for TSHA-102 in Rett syndrome by year-end 2022. We recently executed an exclusive option from UT Southwestern to license worldwide rights to a clinical-stage CLN7 program. The CLN7 program is currently in a Phase 1 clinical proof-of-concept trial run by UT Southwestern, and we reported preliminary clinical safety data for the first patient in history to be intrathecally dosed at 1.0x1015 total vg with the first-generation construct in December 2021. Development of the CLN7 program will continue in collaboration with existing partners with future clinical development to focus on the first-generation construct. We will conduct small proof-of-concept studies in CLN1 disease and SLC13A5 deficiency that we believe can further validate our platform. We plan to initiate clinical development on TSHA-105 for the treatment of SLC13A5 in 2022.

Our Pipeline

We are advancing a deep and sustainable product portfolio of gene therapy product candidates for monogenic diseases of the CNS in both rare and large patient populations, with exclusive options to acquire several additional development programs at no cost. Our portfolio of gene therapy candidates targets broad neurological indications across three distinct therapeutic categories: neurodegenerative diseases, neurodevelopmental disorders and genetic epilepsies. Our current pipeline, including the stage of development of each of our product candidates, is represented in the table below.

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

GAN is a rare autosomal recessive disease of the central and peripheral nervous systems caused by loss-of-function gigaxonin gene mutations. There are an estimated 5,000 affected GAN patients in addressable markets.

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

There is an ongoing longitudinal prospective natural history study being led by the NIH, that has already identified and followed a number of patients with GAN for over five years with disease progression characterized by a number of clinical assessments. The GAN natural history study was initiated in 2013 and included 45 patients with GAN, aged 3 to 21 years. Imaging data from this study have demonstrated that there are distinctive increased T2 signal abnormalities within the cerebellar white matter surrounding the dentate nucleus of the cerebellum, which represent one of the earliest brain imaging findings in individuals with GAN. These findings precede the more widespread periventricular and deep white matter signal abnormalities associated with advanced disease. In addition, cortical and spinal cord atrophy appeared to correspond to more advanced disease severity and older age. Impaired pulmonary function in patients with GAN also was observed, with forced vital capacity correlating well with several functional outcomes such as the MFM32, a validated 32-item scale for motor function measurement developed for neuromuscular diseases. Nocturnal hypoventilation and sleep apnea progressed over time, with sleep apnea worsening as ambulatory function deteriorated. Total MFM32 score also correlated with ambulatory status, where independently ambulant individuals performed better and had higher MFM32 scores than the non-ambulant group, as shown in the graph below.

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

A 4-point score change in the MFM32 is considered clinically meaningful, suggesting that patients with GAN lose significant function annually. To date, we have up to eight years of robust data from this study.

Preclinical Data

TSHA-120 performed well across in vitro and in vivo studies, and demonstrated improved motor function and nerve pathology, and long-term safety across several animal models. Of note, improved dorsal root ganglia, or DRG, pathology was demonstrated in TSHA-120-treated GAN knockout mice. These preclinical results have been published in a number of peer-reviewed journals.

Additional preclinical data from a GAN knockout rodent model that had received AAV9-mediated GAN gene therapy demonstrated that GAN rodents treated at 16 months performed significantly better than 18-month old untreated GAN rodents and equivalently to controls. These rodents were evaluated using a rotarod performance test which is designed to evaluate endurance, balance, grip strength and motor coordination in rodents. The time to fall off the rotarod, known as latency, was also evaluated and the data below demonstrated the clear difference in latency in treated versus untreated GAN rodents.

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

With respect to DRG inflammation, a topic of considerable interest within the gene therapy arena, the DRG have a significantly abnormal histological appearance and function as a consequence of underlying disease pathophysiology. Treatment with TSHA-120 resulted in considerable improvements in the pathological appearance of the DRG in the GAN knockout mice. Shown below is tissue from a GAN knockout mouse model with numerous abnormal neuronal inclusions containing aggregates of damaged neurofilament in the DRG as indicated by the yellow arrows. On image C, tissue from the GAN knockout mice treated with an intrathecal (IT) injection of TSHA-120 had a notable improvement in the reduction of these neuronal inclusions in the DRG.

When a quantitative approach to reduce inclusions in the DRG was applied, it was observed that TSHA-120 treated mice experienced a statistically significant reduction in the average number of neuronal inclusions versus the GAN knockout mice that received vehicle as illustrated below.

Additionally, TSHA-120 demonstrated improved pathology of the sciatic nerve in the GAN knockout mice as shown below.

Results of Ongoing Phase 1/2 Clinical Trial

A Phase 1/2 clinical trial of TSHA-120 is being conducted by the NIH under an accepted IND. The ongoing trial is a single-site, open-label, non-randomized dose-escalation trial, in which patients are intrathecally dosed with one of 4 dose levels of TSHA-120 – 3.5x1013 total vg, 1.2x1014 total vg, 1.8x1014 total vg or 3.5x1014 total vg. The primary endpoint is to assess safety, with secondary endpoints measuring efficacy using pathologic, physiologic, functional, and clinical markers. To date, 14 patients have been intrathecally dosed and twelve patients have at least three years’ worth of long-term follow up data.

At 1-year post-gene transfer, a clinically meaningful and statistically significant slowing or halting of disease progression was seen with TSHA-120 at the highest dose of 3.5x1014 total vg (n=3). The change in the rate of decline in the MFM32 score improved by 5 points in the 3.5x1014 total vg cohort compared to an 8-point decline in natural history.

Although the change in the MFM32 score was clinically meaningful, we might have expected a greater change in the MFM32 score compared to natural history in the first year but one patient in the high dose cohort was a delayed responder. At the 12-month follow-up visit, the patient had a 7-point decline in the MFM32 total score that was similar to the slope of the natural history curve as shown below. Notably, from Year 1 post gene transfer to Year 2, this patient’s change in the MFM32 score remained unchanged suggesting stabilization of disease at 2 years post-treatment. At that 2-year post treatment timepoint, there was a 9-point improvement in the patient’s MFM32 score compared to the estimated natural history decline of 16 points. The annualized estimate of natural history over time assumes the same rate of decline as in Year 1.

An additional analysis was performed to examine the change in the rate of decline in the MFM32 score of all therapeutic doses combined (n=12). As shown below, the change in the rate of decline in the MFM32 score improved by 7 points by Year 1 compared to the natural history decline in the MFM32 score of 8 points. This result was clinically meaningful and statistically significant.

Change in Rate of Decline in MFM32 Score of All Therapeutic Dose Cohorts by Year 1 Compared to Natural History
Natural History
All Therapeutic Dose Cohorts
Change in Rate of Decline in MFM32 Score
0
-2
-4
-6
-8
-8.07
-1.44
n=12
Δ = +6.63
p < 0.001

A Bayesian analysis was conducted on the 1.2x1014 total vg, 1.8x1014 total vg and 3.5x10~~14~~ total vg dose cohorts at Year 1 to assess the probability of clinically meaningful slowing of disease progression as compared to natural history. This type of statistical analysis enables direct probability statements to be made and is both useful and accepted by regulatory agencies in interventional studies of rare diseases and small patient populations. As shown in the table below, for all therapeutic dose cohorts, there was nearly 100% probability of any slowing of disease and a 96.7% probability of clinically meaningful slowing of 50% or more following treatment with TSHA-120 compared to natural history data.

There remained consistent improvement in TSHA-120’s effect over time on the mean change from baseline in the MFM32 score for all patients in the therapeutic dose cohorts compared to the estimated natural history decline over the years. By Year 3, as depicted below, there was a 10-point improvement in the mean change from baseline in MFM32 score for all patients in the therapeutic dose cohorts.

In addition to the compelling three-year data, there was one patient at Year 5 whose MFM32 change from baseline improved by nearly 26-points in the 1.2x1014 total vg dose cohort compared to the estimated natural history decline of 40 points by this timepoint.

Below is an additional analysis of the mean change from baseline in MFM32 score for the therapeutic dose cohorts compared to natural history at patients’ last visit. As shown, TSHA-120 demonstrated increasing improvement in the mean change in MFM32 score from baseline over time.

Secondary Endpoints

Below is pathology data from biopsies of the superficial radial sensory nerve in 5 out of 6 patient samples analyzed. The remaining patient samples are currently being analyzed. These biopsies confirmed that treatment with TSHA-120 stimulated active regeneration of axons. There was an increase in the number of regenerative clusters observed at Year 1 compared to baseline, indicating active regeneration of nerve fibers following TSHA-120 treatment.

Regenerative Clusters in the Superficial Radial Sensory Nerve of a Participant Treated with TSHA-120

Baseline

- Left: The arrow identifies a “giant” degenerating axon and the star identifies regenerating clusters
- Right: Arrows indicate regenerating clusters

Loss of vision has been frequently cited by patients and caregivers as a symptom they find particularly debilitating and would like to see improvement in following treatment. Patients were analyzed for visual acuity using a standard Logarithm of the Minimum Angle of Resolution, or LogMAR. An increase in LogMAR score represents a decrease in visual acuity. A LogMAR score of 0 means normal vision, approximately 0.3 reflects the need for eyeglasses, and a score value of 1.0 reflects blindness. Based on natural history, individuals with GAN experience a progressive loss in visual function as indicated by an increase in the LogMAR score. Ophthalmologic assessments following treatment with TSHA-120 demonstrated preservation of visual acuity over time compared to the loss of visual acuity observed in natural history. Stabilization of visual acuity was observed following treatment with TSHA-120 as demonstrated below.

Mean LogMAR By Dose Cohort
Left Eye
Right Eye
LogMAR
1.2
1.0
0.8
0.6
0.4
0.2
0.0
36
24
12
BL
12
24
36
Time from Dosing (months)
Blindness: logMAR >1.0
Clinical Worsening
1.2 x 10^14
1.8 x 10^14
3.5 x 10^14

The thickness of the retinal nerve fiber layer or RNFL was also examined as an objective biomarker of visual system involvement and overall nervous system degeneration in GAN. Treatment with TSHA-120 resulted in stabilization of RNFL thickness and prevention of axonal nerve degeneration compared to diffuse thinning of RNFL observed in natural history as measured by optical coherence tomography, or OCT. Analysis by individual dose groups, as seen on the graph below, demonstrated relatively stable RNFL thickness which is in contrast to the natural history of GAN, where RNFL decreases. Overall, these data provide new evidence of TSHA-120’s ability to generate nerve fibers and preserve visual acuity.

Mean RNFL By Dose Cohort
Left Eye
Right Eye
100
90
80
70
60
50
40
30
20
10
0
average thickness (µm)
36
24
12
BL
12
24
36
Time from Dosing (months)
Clinical Worsening
1.2 x 10^14
1.8 x 10^14
3.5 x 10^14

Safety and Tolerability

To date, there are 53 patient-years of clinical data to support TSHA-120’s favorable safety and tolerability profile. TSHA-120 has been well-tolerated at multiple doses with no signs of significant acute or subacute inflammation, no sudden sensory changes and no drug-related or persisting transaminitis. Adverse events related to immunosuppression or study procedures were similar to what has been seen with other gene therapies and transient in nature. There was no increase in incidence of adverse events with increased dose. Importantly, TSHA-120 was safely dosed in the presence of neutralizing antibodies as a result of the combination of route of administration, dosing and immunosuppression regimen.

TSHA-120 Safely Dosed in the Presence of Neutralizing Antibodies

Baseline Serum AAV9 Titers*
Seropositive (>1:50)
Seronegative (<1:5)
Borderline (1:5-1:50)
Seropositive (>1:50)
Borderline (1:5-1:50)
Seronegative (<1:5)

*All patients with baseline CSF AAV9 Nab titer < 1:5

Currently in the GAN program, we have up to six years of longitudinal data in individual patients and collectively 53-patient years of clinical safety and efficacy data from our ongoing clinical study. Treatment with TSHA-120 was well-tolerated with no significant safety issues. There was no increase in incidence of adverse events with increased dose, no dose-limiting toxicity, no signs of acute or subacute inflammation, no sudden sensory changes and no drug-related or persistent elevation of transaminases. Adverse events related to immunosuppression or study procedures were similar to what was seen with other gene therapies and transient in nature.

In September 2021, we submitted a request a Scientific Advice meeting with an ex-US regulatory agency for TSHA-120 and had a meeting in January 2022. Additional discussions with other Health Authorities are planned and regulatory feedback is anticipated mid-2022.

We have finalized plans for commercial grade material and initiated development of the comparability protocol to support regulatory submissions. An engineering run is currently underway. We anticipate completion of a validation lot by the third quarter of 2022. In addition, we expect to hold discussions with major regulatory agencies focused on the registration pathway for TSHA-120. We will continue our institutional readiness activities, patient identification and maximizing patient access. Lastly, we anticipate several publications of these data by the NIH in collaboration with Taysha.

TSHA-102 for Rett Syndrome

TSHA-102, a neurodevelopmental disorder product candidate, is being developed for the treatment of Rett syndrome, one of the most common genetic causes of severe intellectual disability, characterized by rapid developmental regression and in many cases caused by heterozygous loss of function mutations in MECP2, a gene essential for neuronal and synaptic function in the brain. We designed TSHA-102 to prevent gene overexpression-related toxicity by inserting microRNA, or miRNA target binding sites into the 3’ untranslated region of viral genomes. This overexpression of MECP2 is seen in the clinic in patients with a condition known as MECP2 duplication syndrome, where elevated levels of MECP2 result in a clinical phenotype similar to Rett syndrome both in terms of symptoms and severity. TSHA-102 is constructed from a neuronal specific promoter, MeP426, coupled with the miniMECP2 transgene, a truncated version of MECP2, and miRNA-Responsive Auto-Regulatory Element, or miRARE, our novel miRNA target panel, packaged in self-complementary AAV9. Currently, there are no approved therapies for the treatment of Rett syndrome, which affects more than 350,000 patients worldwide, according to the Rett Syndrome Research Trust.

In May 2021, preclinical data from the ongoing natural history study for TSHA-102 were published online in Brain, a highly esteemed neurological science peer-reviewed journal. The preclinical study was conducted by the UT Southwestern Medical Center laboratory of Sarah Sinnett, Ph.D., and evaluated the safety and efficacy of regulated miniMECP2 gene transfer, TSHA-102 (AAV9/miniMECP2-miRARE), via IT administration in adolescent mice between four and five weeks of age. TSHA-102 was compared to unregulated full length MECP2 (AAV9/MECP2) and unregulated miniMECP2 (AAV9/miniMECP2).

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

% myc(+) cells
80
60
40
20
0
WT, AAV9/mini
KO, AAV9/mini
WT, AAV9/mini-miRARE
KO, AAV9/mini-miRARE
Medulla
Pons
Midbrain
Hippo

In preclinical animal models, intrathecal myc-tagged TSHA-102 was not associated with early death and did not cause adverse behavioral side effects in wild type mice demonstrating appropriate downregulation of miniMECP2 protein expression as compared to unregulated MECP2 gene therapy constructs. In addition, preclinical data demonstrated that miRARE reduced overall expression of miniMECP2 transgene expression and regulated genotype-dependent myc-tagged miniMECP2 expression across different brain regions on a cell-by-cell basis and improved the safety of TSHA-102 without compromising efficacy in juvenile mice. Pharmacologic activity of TSHA-102 following IT administration was assessed in the MECP2 knockout mouse model of Rett syndrome across three dose levels and three age groups (n=252). A one-time IT injection of TSHA-102 significantly increased survival at all dose levels, with the mid to high doses improving survival across all age groups compared to vehicle-treated controls. Treatment with TSHA-102 significantly improved body weight, motor function and respiratory assessments in MECP2 knockout mice. An additional study in neonatal mice is ongoing, and preliminary data suggest normalization of survival. Finally, An IND/CTA-enabling 6-month GLP toxicology study (n=24) examined the biodistribution, toxicological effects and mechanism of action of TSHA-102 when intrathecally administered to NHPs across three dose levels. Biodistribution, as reflected by DNA copy number, was observed in multiple areas of the brain, sections of spinal cord and the dorsal root ganglion (DRG). Importantly, mRNA levels across multiple tissues were low, indicating miRARE regulation is minimizing transgene expression from the construct in the presence of endogenous MECP2 as expected, despite the high levels of DNA that were delivered. No toxicity from transgene overexpression was observed, confirmed by functional and histopathologic evaluations demonstrating no detrimental change in neurobehavioral assessments and no adverse tissue findings on necropsy.

We have received orphan drug designation and rare pediatric disease designation from the FDA and orphan drug designation from the European Commission for TSHA-102 for the treatment of Rett syndrome.

We submitted a CTA for TSHA-102 in November 2021 and announced initiation of clinical development under a CTA approved by Health Canada in March 2022. We expect to report preliminary clinical data for TSHA-102 in Rett syndrome by year-end 2022.

TSHA-121 for CLN7 Disease

The first-generation construct for the CLN7 program was developed in the laboratory of Steven Gray, Ph.D., Associate Professor at UT Southwestern Medical Center and our Chief Scientific Advisor with financial support from Mila’s Miracle and Batten Hope, the leading CLN7 patient advocacy groups. We provided a grant to Batten Hope to support patient awareness, disease education and newborn screening initiatives. We recently executed an exclusive option from UT Southwestern to license worldwide rights to a clinical-stage CLN7 program. The CLN7 program is currently in a Phase 1 clinical proof-of-concept trial run by UT Southwestern, and we reported preliminary clinical safety data for the first patient in history to be intrathecally dosed at 1.0x1015 total vg with the first-generation construct in December 2021. Development of the CLN7 program will continue in collaboration with existing partners with future clinical development to focus on the first-generation construct.

CLN7 disease is a rare, fatal and rapidly progressive neurodegenerative disease that is a form of Batten disease. CLN7 is caused by autosomal recessive mutations in the MFSD8 gene that results in lysosomal dysfunction. Disease onset occurs around two to five years of age, with death often ensuing in young adolescence. Patients experience gradual nerve cell loss in certain parts of the brain and typically present with seizures, vision loss, speech impairment and mental and motor regression. Currently, there are no approved therapies to treat CLN7 disease, which impacts an estimated 4,000 patients globally. Preclinical data in rodents supported advancement of the first-generation construct into a Phase 1 clinical proof-of-concept study in patients with CLN7 disease. In an in vivo efficacy study, IT administration of the first-generation construct to MFSD8 knockout mice with high or low doses resulted in clear age and dose effects with early intervention and high dose achieving the best therapeutic benefits. IT high dose of the first-generation construct in younger knockout mice resulted in: 1) widespread MFSD8 mRNA expression in all tissues assessed; 2) nearly complete normalization of impaired open field and rotarod performance at 6 and 9 months post injection; 3) more than doubled median life expectancy (16.82 months versus 7.77 months in untreated knockout mice); and 4) maintenance of healthy body weight for a prolonged period of time. Toxicology studies in wild type rodents demonstrated safety and tolerability of IT administration of the first-generation construct.

Clinical safety data presented at WORLDSymposium in February 2022 for the first-generation construct from the ongoing clinical trial following IT administration further demonstrated that the first-generation construct was well-tolerated at multiple doses including 1.0x1015 total vg, which is the highest dose administered in humans ever for a gene therapy product. No adverse immune responses were noted, including no evidence of dorsal root ganglion toxicity or brain inflammation across all subjects. Moreover, stabilization in sural nerve conduction supported the absence of dorsal root ganglia inflammation. The ongoing trial includes three patients dosed to date, with two patients treated at the highest dose of 1.0x1015 total vg. Complete blood counts revealed no signs of bone marrow suppression or clinically significant bone marrow reactivity, and CSF analysis revealed no signs of pleocytosis. A fourth patient was recently dosed at 1.0x1015 total vg in March 2022.

TSHA-118 for CLN1 Disease

CLN1 disease (one of the forms of Batten disease), a lysosomal storage disorder, is a progressive, fatal neurodegenerative disease with early childhood onset that has an estimated incidence of approximately 1 in 138,000 live births worldwide. The estimated prevalence of CLN1 disease is 1,000 patients in the United States and European Union. CLN1 disease is caused by loss-of-function mutations in the CLN1 gene that encodes the enzyme palmitoyl-protein thioesterase-1, or PPT1, a small glycoprotein involved in the degradation of certain lipid-modified proteins. Loss of function mutations in the CLN1 gene causes accumulation of these lipid-modified proteins in cells, eventually leading to aggregation, neuronal cellular dysfunction and ultimately neuronal cell death.

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

There is currently an open IND for the CLN1 program. We submitted a CTA filing for TSHA-118 which was approved by Health Canada in 2021 and have initiated clinical development.

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

We have received orphan drug designation and rare pediatric disease designation from the FDA and orphan drug designation from the European Commission for TSHA-105 for the treatment of epilepsy caused by caused by SLC13A5 deficiency. We expect to initiate clinical development on TSHA-105 in SLC13A5 deficiency in 2022.

TSHA-101 for GM2 Gangliosidosis

GM2 gangliosidosis, which comprises Tay-Sachs disease and Sandhoff disease, refers to a group of lysosomal storage disorders caused by accumulation of the GM2 ganglioside in the lysosomes of cells within the CNS. Gangliosides are lipid components of cell membranes particularly abundant in the plasma membranes of neurons. Accumulation of GM2 ganglioside is caused by a deficiency in the Hex A enzyme, which is responsible for hydrolysis, or breakdown, of the GM2 ganglioside. This accumulation results in lysosomal rupture, leading to a poorly understood inflammatory cascade that results in neuronal cell death and neurodegeneration. The global incidence of GM2 gangliosidosis is approximately one per 150,000 live births. Approximately 80% to 85% of patients are diagnosed with an infantile form of GM2 gangliosidosis, with the remainder diagnosed with a juvenile or early-adulthood form of the disease. There are no approved therapies for the treatment of GM2 gangliosidosis, and care is generally palliative. Children diagnosed with GM2 gangliosidosis appear normal at birth but experience rapid neurodegeneration, culminating in death before the age of four, and patients with juvenile GM2 gangliosidosis rarely survive beyond their mid-teens as depicted below.  The estimated prevalence of GM2 gangliosidosis is 500 patients in the United States and European Union.

Natural History Clinical Progression of Infantile GM2 Gangliosidosis

Survival (%)
100%
75%
50%
25%
0%
Elevated noise sensitivity
Exaggerated startle response
Hypotonia
Loss of sitting
Reduced vocalization
Loss of moving head side to side
Loss of reaching for an object
Spasticity
Seizures
Diminished eyesight
~50% mortality by 40 months (3.5 years)
~75% mortality by 60 months (5 years)
10
20
30
40
50
60
70
80
90
100
Age (months)

Bley AE, et al. Natural history of infantile GM2 gangliosidosis. *Pediatrics*. 2011;128(5):e1233-e1241. doi:10.1542/peds.2011-0078

The Hex A enzyme is a heterodimer composed of two subunits: ß-hexosaminidase a (encoded in humans by the HEXA gene) and ß-hexosaminidase ß (encoded in humans by the HEXB gene). GM2 gangliosidosis caused by a mutation of the HEXA gene is termed Tay-Sachs disease, while Sandhoff disease is caused by a mutation of the HEXB gene. Tay-Sachs disease and Sandhoff disease result in clinically indistinguishable phenotypes for which there is no effective treatment. As illustrated in the graphic below, infantile GM2 gangliosidosis is the most common and severe form of the disease and is characterized by a lack of Hex A enzyme activity, while juvenile GM2 gangliosidosis is characterized by Hex A enzyme activity that is 0.5% to less than 2% of normal activity. Patients with adult-onset GM2 gangliosidosis have Hex A enzyme activity levels typically in the range of 2% to 4% of normal Hex A activity and may live a normal lifespan. We believe that the “critical threshold” for normal hydrolysis of GM2 ganglioside is estimated to be 5% to 10% of normal Hex A activity. Based on natural history data, patients with asymptomatic GM2 gangliosidosis have Hex A enzyme levels that are at least 5% of normal activity which would be considered disease modifying.

Serum β-Hexosaminidase A enzyme (Hex A) Activity Correlates with Disease Severity

Infantile[1,2] (Most common)

≤ 0.1% of normal HEXA activity[3]

Juvenile[3]

0.5% of normal HEXA activity[3]

Adult[2,4]

2-4% of normal HEXA activity[3]

Asymptomatic

5-10%+ of normal HEXA activity[3]

Parental Carrier

50% of normal HEXA activity

5% or above β-hexosaminidase A enzyme activity in the serum correlates with asymptomatic patients based on natural history

1. Bley et al. *Pediatrics*. 2011; 128(5):1233-1241.
2. Cachon-Gonzalez et al. *Curr Gene Ther*. 2018; 18(2):68-89.
3. Mahuran, *Biochim Biophys Acta*. 1999; 1455(2-3):105-38.
4. Neudorfer et al. *Genet Med*. 2005; 7(2):119-23.

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

TSHA-101

TSHA-101 is a neurodegenerative product candidate for the treatment of GM2 gangliosidosis. TSHA-101 is a bicistronic, or dual loci of transcription, HEXBP2A- HEXA transgene packaged into an AAV9 vector under the control of the CAG promoter. We have designed TSHA-101 to link the human HEXA and HEXB genes, utilizing a cleavable peptide linker, to ensure that the expression of each the subunit occurs simultaneously in the endogenous ratio. This approach is designed to maximize the expression of Hex A enzyme while minimizing the required therapeutic dosage.

We have received orphan drug designation and rare pediatric disease designation from the FDA and orphan drug designation from the European Commission for TSHA-101 for the treatment of GM2 gangliosidosis.

Results of Ongoing Phase 1/2 Clinical Trial

TSHA-101 is currently being evaluated in an open label, Phase 1/2 adaptive trial for the treatment of infants with GM2 gangliosidosis sponsored by Queen’s University and led by Chief Scientific Advisor, Dr. Jagdeep Walia from the Division of Medical Genetics and Department of Pediatrics in Canada and Principal Investigator, Dr. Anupam Sehgal, Assistant Professor of Pediatrics and pediatric intensivist at Queen’s University. The target recruitment for the trial is four subjects with GM2 gangliosidosis, including patients with either Sandhoff or Tay-Sachs disease who are 15 months of age or younger at the time of enrollment. Three patients have been dosed to date with a fourth patient currently in pre-screening; however, we have otherwise paused development of TSHA-101, and the conduct of this clinical trial, to improve operating efficiency. We will continue to follow the patients who were previously dosed.

The primary endpoint for the trial is safety, including both clinical and laboratory assessments. The secondary endpoints evaluate efficacy, including pathologic, physiologic, functional and clinical markers. Patients are dosed intrathecally at a dose of 5 x 1014 total vg. An immunosuppression regimen of prednisolone and sirolimus is in place. There is an independent data safety monitoring board, or DSMB that provides oversight for safety matters and the conduct of the study.

The key inclusion criteria include an age requirement of 15 months of age or younger at the time of dosing. All patients need to have disease confirmation by both biochemical confirmation of reduced Hex A enzyme activity as well as molecular confirmation of the infantile form of the disease.

Current data include Hex A enzyme activity and safety for Patient 1 with Sandhoff disease at Month 1 and Month 3 and a Tay-Sachs patient at Month 1. Patient 3 has recently been dosed and has no available biomarker data at the time of data announcement in January 2022.

Patient 1 achieved Hex A enzyme activity of 190% of normal at Month 1, and 288% of normal at Month 3 with 5% of Hex A enzyme activity correlating with asymptomatic patients with GM2 based on natural history. Hex A enzyme activity was 38-fold above this presumed asymptomatic level at Month 1 and 58-fold above the 5% asymptomatic level at Month 3. These data are shown below.

Below are the absolute levels of enzyme activity in serum at Month 1 and Month 3 for Patient 1 compared to the presumed asymptomatic level per natural history. The absolute value at Month 1 was 15.2 nmol/hr/ml and the absolute value at 3 months was 23.0 nmol/hr/ml.

Patient 1 (Sandhoff) Experienced Hex A Enzyme Activity 58-fold Above Presumed Asymptomatic Level at Month 3

β-Hexosaminidase A enzyme activity in serum (nmol/hr/mL)
25
20
15
10
5
0
38-Fold above presumed asymptomatic level
58-Fold above presumed asymptomatic level
Normal 8.0 nmol/hr/mL
Asymptomatic level per Natural History: 0.4 nmol/hr/mL
Month 1
Month 3

Below is the serum Hex A enzyme activity data for Patient 2 with Tay-Sachs disease who was only eligible for the 1-month analysis at the time of evaluation. Patient 2 achieved Hex A enzyme activity of 25% of normal, representing 5-fold above the presumed asymptomatic level of 5% at Month 1.

Below are the absolute levels of enzyme activity in serum at Month 1 for Patient 2 compared to the presumed asymptomatic level per natural history. Patient 2’s Hex A enzyme activity of 2.0 nmol/hr/ml was 5-fold above the presumed asymptomatic level at Month 1.

Aside from β-Hexosaminidase A enzyme activity, we sought to identify additional ways to demonstrate recapitulation of a functional enzyme. In examining the overall enzymatic pathway below, under normal conditions, GM1 ganglioside is converted to GM2 ganglioside by GM1-β-galactosidase, and then subsequently, GM2 ganglioside is converted to GM3 ganglioside by β-Hexosaminidase A. GM2 gangliosidosis is a result of a lack of the β-Hexosaminidase A enzyme, resulting in a significantly elevated level of GM2 ganglioside substrate and a reduced level of GM3 ganglioside substrate. Restoration of a functional β-Hexosaminidase A enzyme should result in a decrease in GM2 ganglioside substrate over time and an increase in GM3 ganglioside substrate with eventual equalization of both at a relatively low level.

In affected patients, GM3 levels remained consistent at a very low level over time due to blockage in the metabolic pathway. As shown below, substrate levels in Patient 1 with Sandhoff disease demonstrated a greater rate of increase in GM3 ganglioside versus GM2 ganglioside in the cerebral spinal fluid, or CSF, suggesting restoration of the metabolic pathway and Hex A enzyme function. Within 1 month, GM3 ganglioside increased 50% over baseline, suggesting conversion of GM2 to GM3 ganglioside and initial restoration of the functional enzymatic pathway. It is expected that GM3 levels in the CSF will continue to increase and GM2 levels will likely decrease, and over time will stabilize at physiological levels.

Preliminary data suggest that TSHA-101 was well-tolerated with no significant drug-related events. Pre-treatment AST elevations were observed in both subjects, a finding that is common in GM2 gangliosidosis, with mild-to-moderate elevations that were asymptomatic, which were also noted after gene transfer.

Patient 1 succumbed to a non-drug related adverse event, as determined by the principal investigator and the independent DSMB. Following treatment in September, Patient 1 demonstrated encouraging Hex A activity that was 190% of normal at Month 1 in October and 288% of normal at Month 3 in December. Following clinical examination, Patient 1 was displaying preliminary signs of clinical improvement and was deemed stable to return home in early December. Shortly after arriving home, Patient 1 was exposed to an upper respiratory tract infection from a family member, possibly COVID-19, and was hospitalized with a chest infection that rapidly progressed to pneumonia. While in the hospital, Patient 1 contracted hospital-acquired methicillin-resistant staphylococcus aureus, or MRSA. Patient 1 succumbed to pneumonia and a pleural effusion with a secondary MRSA infection on Friday, January 14, 2022. The independent data safety monitoring board (DSMB) concluded the death was unrelated to study drug.

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

In connection with the UT Southwestern Agreement, we issued to UT Southwestern 2,179,000 shares of our common stock. We do not have any future milestone or royalty obligations to UT Southwestern under the UT Southwestern Agreement, other than costs related to the maintenance of patents.

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

In connection with the Queen’s University Agreement, we paid Queen’s University a one-time fee of $3.0 million as an upfront fee. We are obligated to pay Queen’s University up to $10.0 million in the aggregate upon achievement of certain regulatory milestones and up to $10.0 million in the aggregate upon achievement of certain commercial milestones, a low single digit royalty on net sales of licensed products, subject to certain customary reductions, and a percentage of non-royalty sublicensing revenue ranging in the low double digits. Royalties are payable on a licensed product-by-licensed product basis and country-by-country basis until expiration of the last valid claim of a licensed patent covering such licensed product in such country and the expiration of any regulatory exclusivity for such licensed product in such country. Additionally, we are obligated to pay Queen’s University a low double-digit portion of any amounts received by us in connection with the sale of a priority review voucher related to a licensed product, not to exceed a low eight-figure amount.

In connection with a separate research grant agreement with Queen’s University, we reimbursed Queen’s University for certain manufacturing production costs totaling $3.8 million in fiscal year 2020. No additional milestone payments were made in connection with the Queen’s University Agreement during fiscal year 2021.

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

In connection with the license grant, we paid Abeona a one-time upfront license fee of $3.0 million during fiscal year 2020. We are obligated to pay Abeona up to $26.0 million in regulatory-related milestones and up to $30.0 million in sales-related milestones per licensed product and high single-digit royalties on net sales of licensed products. Royalties are payable on a licensed product-by-licensed product and country-by-country basis until the latest of the expiration or revocation or complete rejection of the last licensed patent covering such licensed product in the country where the licensed product is sold, the loss of market exclusivity in such country where the product is sold, or, if no licensed product exists in such country and no market exclusivity exists in such country, ten years from first commercial sale of such licensed product in such country. In addition, concurrent with the Abeona CLN1 Agreement, we entered into a purchase and reimbursement agreement with Abeona, pursuant to which we purchased specified inventory from Abeona and reimbursed Abeona for certain research and development costs previously incurred for total consideration of $4.0 million paid in fiscal year 2020.

In December 2021 a regulatory milestone was triggered in connection with the Abeona CLN1 Agreement, and therefore we recorded $3.0 million within research and development expenses in the consolidated statements of operations for the year ended December 31, 2021.

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

As of January 18, 2022, we in-license one U.S. patent expiring in 2039, five pending Patent Cooperation Treaty, or PCT, applications, 63 pending foreign patent applications and 20 pending United States patent applications, of which 11 are United States utility patent applications, which, if issued, are expected to expire between 2037 and 2041, without taking into account any possible patent term adjustment, regulatory extensions, or terminal disclaimers, and assuming payment of all annuity and/or maintenance fees, and nine that are United States provisional patent applications, where patent applications claiming priority to these provisional patent applications, if issued, are expected to expire in 2042, without taking into account any possible patent term adjustment, regulatory extensions, or terminal disclaimers, and assuming payment of all annuity and/or maintenance fees. Our policy is to file patent applications to protect technology, inventions and improvements to inventions that may be commercially important to the development of our business. Patent applications and patents directed to specific product candidates are summarized below:

TSHA-101

We in-license from Queen’s University at Kingston and Kingston Health Sciences Centre a United States utility patent application directed to a bicistronic HEXBP2A-HEXA transgene packaged into an AAV vector, and methods of using that vector to treat GM2 gangliosidosis, such as Tay-Sachs disease or Sandhoff disease, which, if issued, is expected to expire in 2037, without taking into account any possible patent term adjustment, regulatory extensions, or terminal disclaimers, and assuming payment of all annuity and/or maintenance fees.

We also license from Queen’s University at Kingston and Kingston Health Sciences Centre a United States patent with claims directed to a bicistronic HEXBP2A-HEXA transgene packaged into an AAV vector which will expire in 2039. This application has no foreign counterparts.

TSHA-118

We in-license certain patent rights directed to a palmitoyl-protein thioesterase 1-encoding transgene packaged into an AAV vector, and methods of using that vector to treat CLN1 disease (one of the forms of Batten disease). Specifically, pursuant to our license agreement with Abeona Therapeutics, Inc. we have in-licensed 15 patent applications worldwide assigned to Abeona Therapeutics, Inc. Patent applications based on this PCT application, if issued, are expected to expire in 2040, without taking into account any possible patent term adjustment, regulatory extensions, or terminal disclaimers, and assuming payment of all annuity and/or maintenance fees.

In addition, pursuant to the Abeona CLN1 agreement, we have sublicensed 15 pending patent applications worldwide assigned to the University of North Carolina at Chapel Hill. These patent applications, if issued, are expected to expire in 2037, without taking into account any possible patent term adjustment, regulatory extensions, or terminal disclaimers, and assuming payment of all annuity and/or maintenance fees.

TSHA-102

We in-license from The Board Of Regents Of The University Of Texas System one PCT patent application and one United States utility patent application directed to a minigene encoding MECP2 packaged into an AAV vector, and methods of using that vector to treat Rett syndrome. This United States utility patent application, and any foreign patent applications based on this PCT application, if issued, are expected to expire in 2040, without taking into account any possible patent term adjustment, regulatory extensions, or terminal disclaimers, and assuming payment of all annuity and/or maintenance fees.

We also in-license from the University of Edinburgh and the University of Glasgow 15 pending patent applications worldwide directed to MECP2 expression cassettes for gene therapy. These patent applications, if issued, are expected to expire in 2038, without taking into account any possible patent term adjustment, regulatory extensions, or terminal disclaimers, and assuming payment of all annuity and/or maintenance fees.

We also in-license from the University of North Carolina at Chapel Hill 15 pending patent applications worldwide directed to feedback-enabled synthetic genes that inhibit MECP2 expression and use of these synthetic genes for treating Rett Syndrome. These patent applications, if issued, are expected to expire in 2039, without taking into account any possible patent term adjustment, regulatory extensions, or terminal disclaimers, and assuming payment of all annuity and/or maintenance fees.

TSHA-120

We in-license from The Board Of Regents Of The University Of Texas System one pending U.S. utility patent application and one pending PCT application directed to gigaxonin-encoding transgene packaged in an AAV vector and methods of using that vector to treat Giant Axonal Neuropathy. Any non-provisional applications claiming priority to this provisional application, if issued, are expected to expire in 2041, without taking into account any possible patent term adjustment, regulatory extensions, or terminal disclaimers, and assuming payment of all annuity and/or maintenance fees.

TSHA-105

We in-license from the University of North Carolina at Chapel Hill one pending PCT application directed to SLC13A5-encoding transgene packaged in an AAV vector and methods of using that vector to treat SLC13A5 deficiency. Any non-provisional applications claiming priority to this provisional application, if issued, are expected to expire in 2041, without taking into account any possible patent term adjustment, regulatory extensions, or terminal disclaimers, and assuming payment of all annuity and/or maintenance fees.

We also in-license from The Board Of Regents Of The University Of Texas System one pending U.S. provisional application directed to SLC13A5-encoding transgene packaged in an AAV vector and methods of using that vector to treat SLC13A5 deficiency. Any non-provisional applications claiming priority to this provisional application, if issued, are expected to expire in 2042, without taking into account any possible patent term adjustment, regulatory extensions, or terminal disclaimers, and assuming payment of all annuity and/or maintenance fees.

TSHA-121

We in-license from The Board Of Regents Of The University Of Texas System one U.S. provisional patent application directed to CLN7-encoding transgene packaged in an AAV vector and methods of using that vector to treat disorders associated with aberrant CLN7 expression. Any non-provisional applications claiming priority to this provisional application, if issued, are expected to expire in 2042, without taking into account any possible patent term adjustment, regulatory extensions, or terminal disclaimers, and assuming payment of all annuity and/or maintenance fees.

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

Government Regulation

The U.S. Food and Drug Administration, or FDA, and other regulatory authorities at federal, state and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring and post-approval reporting of biologics such as those we are developing.

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

U.S. Biologics Regulation

The process required by the FDA before biological product candidates may be marketed in the United States generally involves the following:

•	completion of extensive preclinical laboratory tests and animal studies performed in accordance with applicable regulations, including the good laboratory practice, or GLP, regulations;
•	submission to the FDA of an investigational new drug, or IND, application, which must become effective before clinical trials may begin;
•	approval by an independent institutional review board, or IRB, or ethics committee at each clinical site before the trial is commenced;
•	performance of adequate and well-controlled human clinical trials to establish the safety, purity and potency of the proposed biological product candidate for its intended purpose;
•	preparation of and submission to the FDA of a biologics license application, or BLA, after completion of all pivotal clinical trials;

•	a determination by the FDA within 60 days of its receipt of a BLA to file the application for review;
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

In addition to the submission of an IND to the FDA before initiation of a clinical trial in the United States, certain human clinical trials involving recombinant or synthetic nucleic acid molecules are subject to oversight at the local level as set forth in the National Institutes of Health, or NIH, Guidelines. Specifically, under the NIH Guidelines, supervision of human gene transfer trials includes evaluation and assessment by an Institutional Biosafety Committee, or IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment, and such review may result in some delay before initiation of a clinical trial. While the NIH Guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them.

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

A regenerative medicine advanced therapy, or RMAT, is defined as cell therapies, therapeutic tissue engineering products, human cell and tissue products, and combination products using any such therapies or products. Gene therapies, including genetically modified cells that lead to a durable modification of cells or tissues may meet the definition of a Regenerative Medicine Therapy. The RMAT program is intended to facilitate efficient development and expedite review of RMATs, which are intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition. A new drug application or a BLA for an RMAT may be eligible for priority review or accelerated approval through (1) surrogate or intermediate endpoints reasonably likely to predict long-term clinical benefit or (2) reliance upon data obtained from a meaningful number of sites. Benefits of such designation also include early interactions with FDA to discuss any potential surrogate or intermediate endpoint to be used to support accelerated approval. A Regenerative Medicine Therapy that is granted accelerated approval and is subject to post-approval requirements may fulfill such requirements through the submission of clinical evidence, clinical studies, patient registries, or other sources of real-world evidence, such as electronic health records; the collection of larger confirmatory data sets; or post-approval monitoring of all patients treated with such therapy prior to its approval.

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

Post-Approval Requirements

Any products manufactured or distributed by us pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing user fee requirements, under which the FDA assesses an annual program fee for each product identified in an approved BLA. Biologic manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMPs, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMPs and impose reporting requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMPs and other aspects of regulatory compliance.

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

The U.S. federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually report to  the Centers for Medicare & Medicaid Services, or CMS, information related to payments or other transfers of value made to physicians (currently defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other health care professionals (such as physician assistants and nurse practitioners) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.

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

Nonetheless, product candidates may not be considered medically necessary or cost effective. A decision by a third-party payor not to cover any product candidates we may develop could reduce physician utilization of such product candidates once approved and have a material adverse effect on our sales, results of operations and financial condition. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement rates, but also have their own methods and approval process apart from Medicare determinations. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our product candidates to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

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

The ACA, which was enacted in March 2010, substantially changed the way healthcare is financed by both governmental and private insurers in the United States, and significantly affected the pharmaceutical industry. The ACA contains a number of provisions of particular import to the pharmaceutical and biotechnology industries, including, but not limited to, those governing enrollment in federal healthcare programs, a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, and annual fees based on pharmaceutical companies’ share of sales to federal healthcare programs. Since its enactment, there have been judicial, Congressional and executive branch challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. For example, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, which started on January 1, 2019, for not complying with ACA’s individual mandate to carry health insurance, delaying the implementation of certain ACA-mandated fees, and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is also unclear how such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.

Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers of 2% per fiscal year and reduced payments to several types of Medicare providers. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2031 unless additional action is taken by Congress. However, pursuant to COVID-19 pandemic relief legislation, these Medicare sequester reductions have been suspended from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. Further, the American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. Congress is considering additional health reform measures.

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. As a result, the FDA concurrently released a final rule and guidance in September 2020providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the U.S. Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed to January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the Most Favored Nation model, on August 10, 2021, CMS published a proposed rule that seeks to rescind the Most Favored Nation model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles.  It is unclear whether these or similar policy initiatives will be implemented in the future.

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

As of December 31, 2021, we had 178 employees, all of whom were full-time. All of our employees are located in the United States. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Corporate Information

We were incorporated under the laws of the State of Texas in September 2019. In February 2020, we converted to a Delaware corporation. Our principal executive offices are located at 3000 Pegasus Park Drive Ste 1430, Dallas, Texas 75247 and our telephone number is (214) 612-0000.

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
•

The regulatory approval processes of the U.S. Food and Drug Administration, or FDA, European Medicines Agency, or the EMA, and comparable foreign authorities are lengthy, time consuming and inherently unpredictable. If we are not able to obtain required regulatory approval for our product candidates, our business will be substantially harmed.

•	We have not yet completed testing of any product candidates in clinical trials. Success in preclinical studies or earlier clinical trials may not be indicative of results in future clinical trials.
•	We may not be successful in our efforts to build a pipeline of additional product candidates or our next-generation platform technologies.
•	Our business and operations may be adversely affected by the evolving and ongoing COVID-19 global pandemic.
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

Since our inception, we have incurred significant net losses, and we expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses were $174.5 million and $60.0 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $235.6 million. We have financed our operations with $347.0 million in gross proceeds from equity financings, including from our initial public offering and private placements of convertible preferred stock, and from our loan agreement with Silicon Valley Bank. We have no products approved for commercialization and have never generated any revenue from product sales.

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
•

conduct our ongoing clinical trials of TSHA-101, TSHA-102, TSHA-118, TSHA-120 and TSHA-121, as well as initiate and complete additional clinical trials of TSHA-105 and any other current and future product candidates that we advance;

•	seek regulatory approval for any product candidates that successfully complete clinical trials;
•	continue to develop our gene therapy product candidate pipeline and next-generation platforms;
•	scale up our clinical and regulatory capabilities;
•	manufacture current good manufacturing practice, or cGMP, material for clinical trials or potential commercial sales;
•	establish and validate a commercial-scale cGMP manufacturing facility;
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

As of December 31, 2021, we had cash and cash equivalents of $149.1 million. We believe that our existing cash and cash equivalents, along with full access to our term loan facility with Silicon Valley Bank, will be sufficient to fund our operating expenses and capital requirements into the fourth quarter of 2023. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Further, this estimate reflects that our strategic prioritization efforts to improve operating efficiency, including pausing development of TSHA-101 and the reduction of our headcount by approximately 35% in March 2022. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities, acquisitions of additional product candidates, and changes in regulation. Our future capital requirements will depend on many factors, including:

•

the scope, progress, costs and results of discovery, preclinical development, laboratory testing and clinical trials for TSHA-101, TSHA-102, TSHA-105, TSHA-118, TSHA-120, TSHA-121 and any current and future product candidates that we advance;

•	our ability to access sufficient additional capital on a timely basis and on favorable terms, including with respect to our term loan facility with Silicon Valley Bank;
•	the extent to which we develop, in-license or acquire other product candidates and technologies in our gene therapy product candidate pipeline;
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

We will require additional capital to achieve our business objectives, including to conduct our ongoing and planned clinical trials of our product candidates and to complete the construction of our manufacturing facility. Additional funds may not be available on a timely basis, on favorable terms, or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term business strategy. Further, our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. If we are unable to raise sufficient additional capital, we could be forced to curtail our planned operations and the pursuit of our growth strategy.

Our existing indebtedness contains restrictions that potentially limit our flexibility in operating our business. In addition, we may be required to make a prepayment or repay our outstanding indebtedness earlier than we expect, or we may be unable to draw down the remaining tranches under our Term Loan Agreement if we are unable to satisfy certain conditions.

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

At closing, we drew on $30.0 million of the $40.0 million available to us as part of the first tranche.  We drew the remaining $10.0 million available under the first tranche on December 29, 2021. The Term Loan Agreement also gives us the ability to access an additional $60.0 million at our option, of which $40.0 million may be drawn in two additional tranches subject to the achievement of certain specified conditions and of which $20.0 million may be drawn in an additional tranche with the approval of the Agent and the Lenders. If we are unable to satisfy these or other required conditions, or if the Agent and Lenders do not consent, as applicable, we would not be able to draw down the remaining tranches of financing and may not be able to obtain alternative financing on commercially reasonable terms or at all, which could adversely impact our business.

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

Our ability to generate revenue from our product candidates, which we do not expect will occur for several years, if ever, will depend heavily on the successful development, regulatory approval and eventual commercialization of our product candidates. The success of TSHA-101, TSHA-102, TSHA-118, TSHA-120 and TSHA-121, or any other product candidates that we develop or otherwise may acquire will depend on several factors, including:

•

effective investigational new drug applications, or INDs, from the FDA or comparable foreign applications that allow commencement of our planned clinical trials or future clinical trials for our product candidates;

•	successful enrollment and completion of clinical trials, including under the FDA’s current good clinical practices, or GCPs, and current Good Laboratory Practices;
•	timely and successful completion of preclinical studies, including toxicology studies, biodistribution studies and minimally efficacious dose studies in animals, where applicable, and clinical trials;
•	sufficiency of our financial and other resources to complete the necessary preclinical studies and clinical trials;
•	successful development of, or making arrangements with third-party manufacturers for, our commercial manufacturing processes for any of our product candidates that receive regulatory approval;
•	receipt of timely marketing approvals from applicable regulatory authorities;
•	launching commercial sales of products, if approved, whether alone or in collaboration with others;
•	acceptance of the benefits and use of our products, including method of administration, if approved, by patients, the medical community and third-party payors, for their approved indications;
•	the prevalence and severity of adverse events experienced with TSHA-101, TSHA-102, TSHA-118, TSHA-120 and TSHA-121 or any other product candidates;
•	the availability, perceived advantages, cost, safety and efficacy of alternative therapies for any product candidate, and any indications for such product candidate, that we develop;

•	our ability to produce TSHA-101, TSHA-102, TSHA-118, TSHA-120 and TSHA-121 or any other product candidates we develop on a commercial scale;
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

Our product candidates will need to meet safety and efficacy standards applicable to any new biologic under the regulatory framework administered by the FDA. In addition to FDA oversight and oversight by institutional review boards, or IRBs, under guidelines promulgated by the National Institutes of Health, or NIH, gene therapy clinical trials are also subject to review and oversight by an institutional biosafety committee, or IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment. While the NIH guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them. Although the FDA decides whether individual gene therapy protocols may proceed, the review process and determinations of other reviewing bodies can impede or delay the initiation of a clinical trial, even if the FDA has reviewed the trial and approved its initiation.

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

Clinical testing is expensive and can take many years to complete and is subject to uncertainty. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. Failure can occur at any time during the clinical trial process. Even if our future clinical trials are completed as planned, we cannot be certain that their results will support the safety and effectiveness of our product candidates for their targeted indications or support continued clinical development of such product candidates. Our future clinical trial results may not be successful.

In addition, even if such trials are successfully completed, we cannot guarantee that the FDA or foreign regulatory authorities will interpret the results as we do, and more trials could be required before we submit our product candidates for approval. This is particularly true for clinical trials in very rare diseases, such as with TSHA-101 for the treatment of GM2 gangliosidosis, TSHA-102 for the treatment of Rett syndrome, TSHA-105 for the treatment of SLC13A5 deficiency, TSHA-118 for the treatment of CLN1 disease (one of the forms of Batten disease), and TSHA-120 for the treatment of GAN, where the very small patient population makes it difficult or impossible to conduct two traditional, adequate and well-controlled studies, and therefore the FDA or comparable foreign regulatory authorities are often required to exercise flexibility in approving therapies for such diseases. For example, the FDA, EMA and/or other foreign regulatory authorities may require us to conduct additional trials of TSHA-120 before we can submit a BLA. Moreover, results acceptable to support approval in one jurisdiction may be deemed inadequate by another regulatory authority to support regulatory approval in that other jurisdiction. To the extent that the results of the trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, we may be required to expend significant resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates.

To date, we have not completed any clinical trials required for the approval of our product candidates. We may experience delays in conducting any clinical trials and we do not know whether our clinical trials will begin on time, need to be redesigned, recruit and enroll patients on time or be completed on schedule, or at all. Events that may prevent successful or timely completion of clinical development include:

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

We could encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by the Data Safety Monitoring Board for such trial or by the FDA, EMA or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA, EMA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. For example, our clinical trial of TSHA-101 may be placed on clinical hold if we do not successfully respond to certain requirements imposed by Health Canada.

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

We have invested a significant portion of our time and financial resources in the development of our preclinical product candidates. Our business is dependent on our ability to successfully complete preclinical and clinical development of, obtain regulatory approval for, and, if approved, successfully commercialize TSHA-101, TSHA-102, TSHA-105, TSHA-118, TSHA-120 and TSHA-121 and any future product candidates in a timely manner.

Even if we eventually complete clinical testing and receive approval of a BLA or foreign marketing application for TSHA-101, TSHA-102, TSHA-105, TSHA-118, TSHA-120 and TSHA-121, or any future product candidates, the FDA, EMA or the applicable foreign regulatory agency may grant approval or other marketing authorization contingent on the performance of costly additional clinical trials, including post-marketing clinical trials. The FDA, EMA or the applicable foreign regulatory agency also may approve or authorize for marketing a product candidate for a more limited indication or patient population than we originally request, and the FDA, EMA or applicable foreign regulatory agency may not approve or authorize the labeling that we believe is necessary or desirable for the successful commercialization of a product candidate. Any delay in obtaining, or inability to obtain, applicable regulatory approval or other marketing authorization would delay or prevent commercialization of that product candidate and would materially adversely impact our business and prospects.

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

Success in preclinical testing and early clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. Preclinical tests and Phase 1 and Phase 2 clinical trials are primarily designed to test safety, to study pharmacokinetics and pharmacodynamics and to understand the side effects of product candidates at various doses and schedules. Success in preclinical or animal studies and early clinical trials does not ensure that later large-scale efficacy trials will be successful nor does it predict final results. For example, we may be unable to identify suitable animal disease models for our product candidates, which could delay or frustrate our ability to proceed into clinical trials or obtain marketing approval. Our product candidates may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies or having successfully advanced through initial clinical trials. Further, our Phase 1/2 clinical trials of TSHA-101, TSHA-102, TSHA-105, TSHA-118, TSHA-120 and TSHA-121 will involve small patient populations. Because of the small sample sizes, the results of these trials may not be indicative of results of future clinical trials. Further, although other gene therapy clinical trials conducted by others also utilized AAV9 vectors, these trials should not be relied upon as evidence that our planned clinical trials will succeed.

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

From time to time, we may publish interim top-line or preliminary results from our clinical trials. For example, we recently reported initial biomarker data for TSHA-101. Interim results from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or top-line results also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Differences between preliminary or interim data and final data could significantly harm our business prospects and may cause the trading price of our common stock to fluctuate significantly.

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

Before obtaining regulatory approvals for the commercial sale of our product candidates, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that our product candidates are safe, pure and effective for use in each target indication, and failures can occur at any stage of testing. Preclinical studies and clinical trials often fail to demonstrate safety or efficacy of the product candidate studied for the target indication. Further, the patients evaluated in our clinical trials are often seriously ill. For example, a patient in our clinical trial of TSHA-101 succumbed to pneumonia and pleural effusion with a concomitant hospital-acquired MRSA infection, which was deemed by the principal investigator and independent DSMB not to be drug related. Any side effects or patient deaths could affect the development of our product candidates, even if deemed to not be drug related. Among the risks in any gene therapy product based on viral vectors are the risks of immunogenicity, elevated liver enzymes and insertional oncogenesis, which is the process whereby the insertion of a functional gene near a gene that is important in cell growth or division results in uncontrolled cell division, which could potentially enhance the risk of malignant transformation.

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

Possible adverse side effects that could occur with treatment with gene therapy products include an immunologic reaction early after administration, which, while not necessarily adverse to the patient’s health, could substantially limit the effectiveness of the treatment. For example, in previous third-party clinical trials involving other AAV vectors for gene therapy, some subjects experienced the development of a T-cell antibody response, whereby after the vector is within the target cells, the cellular immune response system triggers the removal of transduced cells by activated T-cells. Other preclinical studies have suggested that high dosages of AAV administration may result in toxicity due to degeneration of the DRG. If our vectors demonstrate a similar effect in other programs, we may decide or be required to perform additional preclinical studies or to halt or delay further clinical development of our product candidates.

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

If our product candidates are associated with side effects in clinical trials or have characteristics that are unexpected, we may need to abandon their development or limit development to more narrow uses in which the side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. The FDA or an IRB may also require that we suspend, discontinue, or limit our clinical trials based on safety information, or that we conduct additional animal or human studies regarding the safety and efficacy of our product candidates which we have not planned or anticipated. Such findings could further result in regulatory authorities failing to provide marketing authorization for our product candidates or limiting the scope of the approved indication, if approved. Many product candidates that initially showed promise in early-stage testing have later been found to cause side effects that prevented further development of the product candidate.

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

As an organization, we have never conducted pivotal clinical trials, and may be unable to do so for any product candidates we may develop, including TSHA-101, TSHA-102, TSHA-105, TSHA-118, TSHA-120 and TSHA-121.

We will need to successfully complete our ongoing and planned clinical trials, including pivotal clinical trials, in order to obtain FDA approval to market our product candidates. Carrying out later-stage clinical trials and the submission of a successful BLA is a complicated process. As an organization, we have initiated three Phase 1/2 clinical trials, have not previously conducted any later stage or pivotal clinical trials, have limited experience in preparing, submitting and prosecuting regulatory filings and have not previously submitted a BLA for any product candidate. In addition, we have had limited interactions with the FDA and cannot be certain how many additional clinical trials of our product candidates will be required or how such trials should be designed. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to BLA submission and approval of any product candidate. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in commercializing our product candidates.

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

We have obtained orphan drug designation from the FDA for TSHA-101 for treatment of GM2 gangliosidosis, TSHA-120 for the treatment of GAN, TSHA-102 for the treatment of Rett syndrome, and TSHA-105 for the treatment of SLC13A5 deficiency. In addition, TSHA-118 has received orphan drug designation for the treatment of CLN1 disease from the FDA and EMA. We may seek orphan designation for certain of our other current and future product candidates. However, we may be unsuccessful in obtaining orphan drug designation for these or other product candidates and may be unable to maintain the benefits associated with orphan drug designation. Even if we obtain orphan drug exclusivity for any of our product candidates, that exclusivity may not effectively protect those product candidates from competition because different drugs can be approved for the same condition, and orphan drug exclusivity does not prevent the FDA from approving the same or a different drug in another indication. Even after an orphan drug is granted orphan exclusivity and approved, the FDA can subsequently approve a later application for the same drug for the same condition before the expiration of the seven-year exclusivity period if the FDA concludes that the later drug is clinically superior in that it is shown to be safer in a substantial portion of the target populations, more effective or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. Moreover, orphan-drug-exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to manufacture sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

We have received rare pediatric disease designation for TSHA-101 for the treatment of GM2 gangliosidosis, TSHA-102 for the treatment of Rett syndrome, TSHA-103 for the treatment of SLC6A1 haploinsufficiency, TSHA-104 for the treatment of SURF1-associated Leigh syndrome, TSHA-105 for the treatment of SLC13A5 deficiency, TSHA-118 for the treatment of CLN1 disease and TSHA-120 for the treatment of GAN. However, a marketing application for TSHA-101, TSHA-102, TSHA-103, TSHA-104, TSHA-105, TSHA-118 and TSHA-121 if approved, may not meet the eligibility criteria for a PRV or the rare pediatric disease designation program may sunset before FDA is able consider us for a voucher.

We have received rare pediatric disease designation for TSHA-101 for the treatment of GM2 gangliosidosis (Tay-Sachs Disease and Sandhoff Disease), TSHA-120 for the treatment of GAN, TSHA-118 for the treatment of CLN1 disease, TSHA-102 for the treatment of Rett syndrome, TSHA-103 for the treatment of SLC6A1 haploinsufficiency, TSHA-104 for the treatment of SURF1-associated Leigh syndrome and TSHA-105 for the treatment of SLC13A5 deficiency. Designation of a drug or biologic as a product for a rare pediatric disease does not guarantee that a BLA for such drug or biologic will meet the eligibility criteria for a rare pediatric disease PRV at the time the application is approved. Under the FDCA, we will need to request a rare pediatric disease PRV in our original BLA for TSHA-101, TSHA-102, TSHA-103, TSHA-104, TSHA-105, TSHA-118, TSHA-120, and any other candidates for which we submit a marketing application. The FDA may determine that a BLA for TSHA-101, TSHA-102, TSHA-105, TSHA-118, TSHA-120, TSHA-121, if approved, does not meet the eligibility criteria for a PRV, including for the following reasons:

•	GM2 gangliosidosis, GAN, CLN1 disease, Rett syndrome, SLC6A1 haploinsufficiency, SURF1-associated Leigh syndrome or SLC13A5 deficiency no longer meet the definition of a rare pediatric disease;
•	the BLA contains an active ingredient that has been previously approved in a BLA;
•	the BLA is not deemed eligible for priority review;
•

the BLA does not rely on clinical data derived from studies examining a pediatric population and dosages of the drug intended for that population (that is, if the BLA does not contain sufficient clinical data to allow for adequate labeling for use by the full range of affected pediatric patients); or

•	the BLA is approved for a different adult indication than the rare pediatric disease for which TSHA-101, TSHA-120, TSHA-118, TSHA-102, TSHA-103, TSHA-104 or TSHA-105 are designated.

The authority for the FDA to award rare pediatric disease PRVs for drugs that have received rare pediatric disease designation prior to September 30, 2024 currently expires on September 30, 2026. If the BLA for TSHA-101, TSHA-102, TSHA-103, TSHA-104, TSHA-105, TSHA-118, TSHA-120 is not approved prior to September 30, 2026 for any reason, regardless of whether it meets the criteria for a rare pediatric disease PRV, it will not be eligible for a PRV. However, it is also possible the authority for FDA to award rare pediatric disease PRVs will be further extended through federal lawmaking.

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

Because we have limited financial and management resources, we must focus on development programs and product candidates that we identify for specific indications. As such, we are currently primarily focused on the development of the following programs: TSHA-102 (Rett syndrome), TSHA-105 (SCL13A5 deficiency), TSHA-118 (CLN1 disease), TSHA-120 (GAN) and TSHA-121 (CLN7 disease), each of which we have advanced into clinical development or intend to advance into clinical development in 2022. As a result, we may forego or delay pursuit of opportunities with other product candidates, including TSHA-101 (GM2 gangliosidosis) or for other indications for these product candidates that later prove to have greater commercial potential. Our resource allocation decisions, for example, our strategic prioritization in March 2022, may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

Our business model is centered on developing therapies for patients with rare, monogenic central nervous system, or CNS, disorders by establishing focused selection criteria to select, develop and advance product candidates that we believe will have a high probability of technical and regulatory success through development into commercialization. We may not be able to continue to identify and develop new product candidates, including from our next-generation platform technologies, in addition to the pipeline of product candidates that we have established through our collaboration with UT Southwestern. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify may not be suitable for clinical development. For example, they may be shown to have harmful side effects or other characteristics that indicate that they are unlikely to be drugs that will receive marketing approval and achieve market acceptance. If we do not successfully develop and commercialize product candidates based upon our approach, we will not be able to obtain product revenue in future periods, which likely would result in significant harm to our financial position and adversely affect our stock price.

If we do not achieve our projected development goals in the time frames we announce and expect, the commercialization of our products may be delayed.

From time to time, we may estimate the timing of the accomplishment of various scientific, clinical, regulatory, manufacturing and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of preclinical studies and clinical trials and the submission of regulatory filings, including IND/CTA submissions. From time to time, we may publicly announce the expected timing of some of these milestones. All of these milestones are, and will be, based on a variety of assumptions. The actual timing of these milestones can vary significantly compared to our estimates, in some cases for reasons beyond our control. We may experience numerous unforeseen events during, or as a result of, any future clinical trials that we conduct that could delay or prevent our ability to receive marketing approval or commercialize our product candidates.

Our business and operations may be adversely affected by the evolving and ongoing COVID-19 global pandemic.

Our business and operations may be adversely affected by the effects of the evolving and ongoing COVID-19 virus, which was declared by the World Health Organization as a global pandemic. The COVID-19 pandemic has resulted in travel and other restrictions in order to reduce the spread of the disease, including public health directives and orders in the United States and the European Union that, among other things and for various periods of time, directed individuals to shelter at their places of residence, directed businesses and governmental agencies to cease non-essential operations at physical locations, prohibited certain non-essential gatherings and events and ordered cessation of non-essential travel. Future remote work policies and similar government orders or other restrictions on the conduct of business operations related to the COVID-19 pandemic may negatively impact productivity and may disrupt our ongoing research and development activities and our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. Further, such orders also may impact the availability or cost of materials, which would disrupt our supply chain and manufacturing efforts and could affect our ability to conduct ongoing and planned clinical trials and preparatory activities. As these restrictions have eased, we have begun to resume some activities, including limited business travel, and implemented hybrid work environments that permit in-person work at the option of the employee at certain of our global office locations, including at our headquarters. Re-opening our offices could expose our employees to health risks, and us to associated liability, and could create additional risks and operational challenges that require us to make additional investments in the design, implementation and enforcement of new workplace health and safety protocols. We expect many employees to continue to work remotely or a hybrid of in-person and remote work, which presents risks, uncertainties and costs that could affect our performance, including operational and workplace culture challenges, uncertainty regarding office space needs and heightened vulnerability to cyberattacks.

Although the timing and conduct of our current and planned clinical trials have not been impacted by the COVID-19 pandemic to date, we may experience related disruptions in the future that could severely impact our clinical trials, including:

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

We previously reported that a patient in our Phase 1/2 trial of TSHA-101 may have contracted COVID-19 after leaving the trial site. Although the principal investigator and independent DSMB deemed the patient’s death to not be drug related, in an abundance of caution for our patients we have made minor modifications to our trial protocol.

Our financial results for the year ended December 31, 2021 were not impacted by COVID-19. However, the spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, it has and could continue to result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 as well as related supply chain issues, labor shortages and rising inflation could materially affect our business and the value of our common stock.

The global COVID-19 pandemic continues to rapidly evolve. The extent to which the COVID-19 pandemic impacts our business and operations, including our clinical development and regulatory efforts, will depend on future developments that are highly uncertain and cannot be predicted with confidence at the time of this Annual Report on Form 10-K, such as the duration of the outbreak, the duration and effect of business disruptions and the short-term effects and ultimate effectiveness of the travel restrictions, quarantines, social distancing requirements and business closures in the United States and other countries to contain and treat the disease and the availability, timing and effectiveness of a vaccine, both domestically and globally. Accordingly, we do not yet know the full extent of potential delays or impacts on our business, our clinical and regulatory activities, our manufacturing activities, healthcare systems or the global economy as a whole. However, these impacts could adversely affect our business, financial condition, results of operations and growth prospects.

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

Following the result of a referendum in 2016, the United Kingdom left the European Union on January 31, 2020, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed between the United Kingdom and the European Union, the United Kingdom was subject to a transition period until December 31, 2020, during which European Union rules continued to apply. A trade and cooperation agreement, or the Trade and Cooperation Agreement, that outlines the future trading relationship between the United Kingdom and the European Union applied provisionally from January 1, 2021, and formally entered into force on May 1, 2021.

Since a significant proportion of the regulatory framework in the United Kingdom applicable to our business and our product candidates is derived from European Union directives and regulations, Brexit has materially impacted and could continue to further impact, the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the United Kingdom or the European Union. For example, Great Britain is no longer covered by the centralized procedures for obtaining European Union-wide marketing and manufacturing authorizations from the EMA and a separate process for authorization of drug products is required in Great Britain. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would limit our ability to generate revenue and achieve and sustain profitability. In addition, while the Trade and Cooperation Agreement provides for the tariff-free trade of medicinal products between the United Kingdom and the European Union there are additional non-tariff costs to such trade which did not exist prior to Brexit.   Furthermore, Brexit has reduced trade between the European Union and the United Kingdom and there are frequent delays in the transit of goods between the European Union and the United Kingdom. The ongoing impact of Brexit may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom or the European Union for our product candidates, or incur significant additional expenses to operate our business, which could significantly and materially harm or delay our ability to generate revenues or achieve profitability of our business. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us.

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

We currently rely on third party contract manufacturing organizations, or CMOs, including Catalent, to manufacture our product candidates. Although we are establishing our own manufacturing facility to provide clinical and commercial supply of our product candidates, we expect to rely on third party manufacturing organizations for our manufacturing needs for the foreseeable future. To date, our manufacturing partners have met our manufacturing requirements and quality standards for our program materials, and we expect that these organizations, primarily Catalent, will be capable of providing sufficient quantities of our program materials to meet anticipated clinical trial scale demands. While we believe that there are alternate sources of supply for our program materials that can satisfy our clinical and commercial requirements, identifying and establishing relationships with such sources, if necessary, would result in delays and additional costs, both of which could be significant.

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

•	the willingness of the target patient population to try new treatments and of physicians to prescribe these treatments;
•	our ability to hire and retain a sales force in the United States;
•	the strength of marketing and distribution support;
•	the availability of third-party coverage and adequate reimbursement for TSHA-101, TSHA-102, TSHA-105, TSHA-118, TSHA-120, TSHA-121 and any other product candidates, once approved;

•	the prevalence and severity of any side effects; and
•	any restrictions on the use of our products together with other medications.

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

More restrictive government regulations or negative public opinion would have a negative effect on our business or financial condition and may delay or impair the development and commercialization of our product candidates or demand for any products once approved. For example, in 2003, trials using early versions of murine gamma-retroviral vectors, which integrate with, and thereby alter, the host cell’s DNA, have led to several well-publicized adverse events, including reported cases of leukemia. Although none of our current product candidates utilize murine gamma-retroviral vectors, our product candidates use AAV9 viral vectors. Among the risks in any gene therapy product based on viral vectors are the risks of immunogenicity, elevated liver enzymes, and insertional oncogenesis. If any of our vectors demonstrate a similar effect we may decide or be required to halt or delay further clinical development of any product candidates that utilize that vector. Adverse events in our or others’ clinical trials, even if not ultimately attributable to our product candidates, and the resulting publicity could result in increased governmental regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates. The risk of cancer remains a concern for gene therapy and we cannot assure that it will not occur in any of our planned or future clinical trials or in any clinical trials conducted by other companies. In addition, there is the potential risk of delayed adverse events following exposure to gene therapy products due to persistent biological activity of the genetic material or other components of products used to carry the genetic material. In addition, for our regulated gene replacement therapy candidates that require that the expression of a therapeutic transgene be tightly regulated, such as TSHA-102, we may inadvertently cause overexpression, which could lead to numerous issues, including safety and toxicity concerns. Furthermore, these regulatory gene replacement therapy candidates require the insertion of miRNA targets into the viral genome, which is a technology that to our knowledge is not present in any approved gene therapy products. If any such adverse events occur, commercialization of our product candidates or further advancement of our clinical trials could be halted or delayed, which would have a negative impact on our business and operations.

If we are unable to establish sales, marketing and distribution capabilities for TSHA-102, TSHA-105, TSHA-118, TSHA-120, TSHA-121 or any other product candidate that may receive regulatory approval, we may not be successful in commercializing those product candidates if and when they are approved.

We do not have sales or marketing infrastructure. To achieve commercial success for TSHA-102, TSHA-105, TSHA-118, TSHA-120, TSHA-121 or any other product candidate for which we may obtain marketing approval, we will need to establish a sales and marketing organization. In the future, we expect to build a focused sales and marketing infrastructure to market some of our product candidates in the United States, if and when they are approved. There are risks involved with establishing our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

We believe that the majority of our programs will face limited competition as there are no approved disease-modifying therapies for the treatment of the GAN, GM2 gangliosidosis, CLN7 disease, CLN1 disease, Rett syndrome, SLC6A1-related disorder, SLC13A5 disorder, Fragile X syndrome, Angelman syndrome or the other development programs in our pipeline. However, we are aware that our competitors are developing product candidates for the treatment of diseases that our product candidates will target. With respect to TSHA-101, we are aware that Sio Gene Therapies is developing AXO-AAV-GM2 for the treatment of GM2 gangliosidosis, and with respect to TSHA-102. We are also aware that the Rett Syndrome Research Trust, Amicus Therapeutics, or Amicus, and Sarepta Therapeutics have disclosed the existence of discovery-stage gene therapy programs for the treatment of Rett syndrome. With respect to TSHA-118, we are aware that Amicus, in collaboration with Nationwide Children’s Hospital, is developing a gene therapy product candidate for CLN1 disease.

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

The Biologics Price Competition and Innovation Act, or BPCIA, created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement BPCIA may be fully adopted by the FDA, any such processes could have an adverse effect on the future commercial prospects for our biological products.

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

We believe our success depends on obtaining and maintaining coverage and adequate reimbursement for our product candidates, including TSHA-101 for the treatment of GM2 gangliosidosis, TSHA-102 for the treatment of Rett syndrome, TSHA-105 for the treatment of SLC13A5 deficiency, TSHA-118 for the treatment of CLN1 disease, TSHA-120 for the treatment of GAN, TSHA-121 for the treatment of CLN7 disease and the extent to which patients will be willing to pay out-of-pocket for such products, in the absence of reimbursement for all or part of the cost. In the United States and in other countries, patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. The availability of coverage and adequacy of reimbursement for our products by third-party payors, including government health care programs (e.g., Medicare, Medicaid, TRICARE), managed care providers, private health insurers, health maintenance organizations, and other organizations is essential for most patients to be able to afford medical services and pharmaceutical products such as our product candidates. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided are made on a payor-by-payor basis. One payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage, and adequate reimbursement. The principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services, or HHS. CMS decides whether and to what extent products will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree.

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

There can be no assurance that TSHA-101, TSHA-102, TSHA-105, TSHA-118, TSHA-120, TSHA-121or any other product candidate, if approved for sale in the United States or in other countries, will be considered medically reasonable and necessary, that it will be considered cost-effective by third-party payors, that coverage or an adequate level of reimbursement will be available or that reimbursement policies and practices in the United States and in foreign countries where our products are sold will not adversely affect our ability to sell our product candidates profitably, if they are approved for sale.

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

Our collaboration with UT Southwestern is critical to our business. We entered into the UT Southwestern Agreement with UT Southwestern to discover and develop certain AAV vector-based therapeutics, and the product candidates developed under such collaboration currently represent all of our pipeline and discovery programs. We currently rely exclusively on UT Southwestern for all of our preclinical research and development capabilities, and in particular the UT Southwestern Gene Therapy Program under the direction of Drs. Steven Gray and Berge Minassian. Pursuant to the UT Southwestern Agreement, UT Southwestern is primarily responsible for discovery, preclinical development activities, including all IND-enabling non-clinical studies and research grade manufacturing, and other collaborative activities set forth in the plan for the funded research including leading interactions with FDA and other regulatory authorities. Although we plan to be the sponsor for each product candidate’s IND, Queen’s University will be the holder of the Health Canada CTA for TSHA-101. Either party has the right in certain circumstances to terminate the collaboration pursuant to the terms of the UT Southwestern Agreement. If UT Southwestern delays or fails to perform its obligations under the UT Southwestern Agreement, disagrees with our interpretation of the terms of the collaboration or our discovery plan or terminates our existing agreement, our pipeline of product candidates would be significantly adversely affected and our prospects will be materially harmed.

The term of the research funding portion of the UT Southwestern Agreement, under which we have the ability to acquire exclusive rights to additional gene therapy products for rare, monogenic CNS indications, has been extended to extend research funding pursuant to sponsored research agreements on a program-by-program basis. UT Southwestern has also entered into collaborations with third parties, including certain of our competitors, addressing targets and disease indications outside the scope of our collaboration. As a result, UT Southwestern may have competing interests with respect to their priorities and resources. We may have disagreements with UT Southwestern with respect to the interpretation of the UT Southwestern Agreement, use of resources or otherwise that could cause our relationship with UT Southwestern to deteriorate. As a result, UT Southwestern may reduce their focus on, and resources allocated to, our programs, potentially delaying or terminating our ability to advance product candidates through preclinical studies. Additionally, if either of Dr. Gray or Dr. Minassian were to leave UT Southwestern or to otherwise no longer be meaningfully involved with us, our preclinical research and development capabilities may be substantially reduced.

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

We have engaged a CRO for the Phase 1/2 clinical trial of TSHA-101 under a CTA in Canada and have engaged CROs for our other planned clinical trials for TSHA-102, TSHA-105, TSHA-118 and TSHA-120. We expect to continue to rely on third parties, including clinical data management organizations, medical institutions and clinical investigators, to conduct those clinical trials. Any of these third parties may terminate their engagements with us, some in the event of an uncured material breach and some at any time for convenience. If any of our relationships with these third parties terminate, we may not be able to timely enter into arrangements with alternative third parties or to do so on commercially reasonable terms, if at all. Switching or adding CROs involves substantial cost and requires management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. Though we intend to carefully manage our relationships with our CROs, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects. Further, the performance of our CROs may also be interrupted by the ongoing COVID-19 pandemic, including due to travel or quarantine policies, heightened exposure of CRO staff who are healthcare providers to COVID-19 or prioritization of resources toward the pandemic.

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

In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA. The FDA may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the trial. The FDA may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA and may ultimately lead to the denial of marketing approval of TSHA-101, TSHA-102, TSHA-105, TSHA-118, TSHA-120, TSHA-121 or any other product candidates.

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

As of January 18, 2022, we in-license one U.S. patent expiring in 2039, five pending Patent Cooperation Treaty, or PCT, applications, 63 pending foreign patent applications and 20 pending United States patent applications, of which 11 are United States utility patent applications, which, if issued, are expected to expire between 2037 and 2041, without taking into account any possible patent term adjustment, regulatory extensions, or terminal disclaimers, and assuming payment of all annuity and/or maintenance fees, and nine that are United States provisional patent applications, where patent applications claiming priority to these provisional patent applications, if issued, are expected to expire in 2042, without taking into account any possible patent term adjustment, regulatory extensions, or terminal disclaimers, and assuming payment of all annuity and/or maintenance fees. We cannot offer any assurances about which of our patent applications will issue, the breadth of any resulting patent or whether any of the issued patents will be found invalid and unenforceable or will be threatened by third parties. We cannot offer any assurances that the breadth of our granted patents will be sufficient to stop a competitor from developing and commercializing a product, including a biosimilar product that would be competitive with one or more of our product candidates. Furthermore, any successful challenge to these patents or any other patents owned by or licensed to us after patent issuance could deprive us of rights necessary for the successful commercialization of any of our product candidates. Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product candidate under patent protection could be reduced.

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

As our current and future product candidates progress toward commercialization, the possibility of a patent infringement claim against us increases. We cannot provide any assurance that our current and future product candidates do not infringe other parties’ patents or other proprietary rights, and competitors or other parties may assert that we infringe their proprietary rights in any event. We may become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our current and future product candidates, including interference or derivation proceedings before the USPTO. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, which could have a negative impact on our ability to commercialize TSHA-101, TSHA-102, TSHA-105, TSHA-118, TSHA-120, TSHA-121 or any future product candidates. In order to successfully challenge the validity of any such United States patent in federal court, we would need to overcome a presumption of validity. As this burden is high and requires us to present clear and convincing evidence as to the invalidity of any such United States patent claim, there is no assurance that a court of competent jurisdiction would agree with us and invalidate the claims of any such United States patent. Moreover, given the vast number of patents in our field of technology, we cannot be certain that we do not infringe existing patents or that we will not infringe patents that may be granted in the future.

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

Healthcare providers, including physicians, and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payors subject us to various federal and state fraud and abuse laws and other healthcare laws, including, without limitation, the federal Anti-Kickback Statute, the federal civil and criminal false claims laws and the law commonly referred to as the Physician Payments Sunshine Act and regulations promulgated under such laws. These laws will impact, among other things, our clinical research, proposed sales, marketing and educational programs, and other interactions with healthcare professionals. In addition, we may be subject to patient privacy laws by both the federal government and the states in which we conduct or may conduct our business. The laws that will affect our operations include, but are not limited to:

•

the federal Anti-Kickback Statute, which prohibits, among other things, individuals or entities from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind in return for, or to induce, either the referral of an individual, or the purchase, lease, order or arrangement for or recommendation of the purchase, lease, order or arrangement for any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. The term “remuneration” has been broadly interpreted to include anything of value. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. A person does not need to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA, signed into law in 2010, provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act;

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

•

the Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal criminal statutes which prohibit, among other things, a person from knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information on health plans, healthcare clearinghouses and certain healthcare providers, known as “covered entities”, and their respective HIPAA “business associates”, which are independent contractors that perform certain services for or on behalf of covered entities involving the use or disclosure of individually identifiable health information, as well as their covered subcontractors. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorneys’ fees and costs associated with pursuing federal civil actions;

•

the federal transparency laws, including the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, medical devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the State Children’s Health Insurance Program, with specific exceptions, to report annually to CMS information related to: (i) payments or other “transfers of value’’ made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other health care professionals (such as physician assistants and nurse practitioners), and teaching hospitals, and (ii) ownership and investment interests held by physicians and their immediate family members; and

•

analogous state and foreign laws and regulations; state laws that require manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures or drug pricing; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or that otherwise restrict payments that may be made to healthcare providers; state and local laws that require the registration of pharmaceutical sales representatives; and state and foreign laws that govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Even if we obtain regulatory approval for TSHA-101, TSHA-102, TSHA-105, TSHA-118, TSHA-120, TSHA-121 or any future product candidates, they will remain subject to ongoing regulatory oversight.

Even if we obtain any regulatory approval for TSHA-101, TSHA-102, TSHA-105, TSHA-118, TSHA-120, TSHA-121 or any future product candidates, such product candidates, once approved, will be subject to ongoing regulatory requirements applicable to manufacturing, labeling, packaging, storage, advertising, promoting, sampling, record-keeping and submitting of safety and other post-market information, among other things. Any regulatory approvals that we receive for TSHA-101, TSHA-102, TSHA-105, TSHA-118, TSHA-120, TSHA-121 or any future product candidates may also be subject to a REMS, limitations on the approved indicated uses for which the drug may be marketed or to the conditions of approval, or requirements that we conduct potentially costly post-marketing testing, including Phase 4 trials and surveillance to monitor the quality, safety and efficacy of the drug. An unsuccessful post-marketing study or failure to complete such a study could result in the withdrawal of marketing approval. We will further be required to immediately report any serious and unexpected adverse events and certain quality or production problems with our products to regulatory authorities along with other periodic reports.

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

If we fail to comply with applicable regulatory requirements following approval of TSHA-101, TSHA-102, TSHA-105, TSHA-118, TSHA-120, TSHA-121 or any future product candidates, a regulatory authority may:

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

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. The occurrence of any event or penalty described above may inhibit our ability to commercialize TSHA-101, TSHA-102, TSHA-105, TSHA-118, TSHA-120, TSHA-121 or any future product candidates and harm our business, financial condition, results of operations and prospects.

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

There have been judicial, congressional, and executive branch challenges to certain aspects of the ACA, including efforts to repeal or replace certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Act includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is also unclear how such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute, will remain in effect through 2031, unless additional congressional action is taken. COVID-19 pandemic relief legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2022. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding, which could have an adverse effect on customers for our product candidates, if approved, and, accordingly, our financial operations. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. Congress is considering additional health reform measures.

Additionally, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Presidential executive orders, congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the Administration’s proposals. As a result, the FDA concurrently released a final rule and guidance in September 2020 providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed to January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the Most Favored Nation model, on August 10, 2021, CMS published a proposed rule that seeks to rescind the Most Favored Nation model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles.  It is unclear whether these or similar policy initiatives will be implemented in the future. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

In addition, FDA regulations and guidance may be revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Any new regulations or guidance, or revisions or reinterpretations of existing regulations or guidance, may impose additional costs or lengthen FDA review times for TSHA-101, TSHA-102, TSHA-105, TSHA-118, TSHA-120, TSHA-121 or any future product candidates. We cannot determine how changes in regulations, statutes, policies, or interpretations when and if issued, enacted or adopted, may affect our business in the future. Such changes could, among other things, require:

•	additional clinical trials to be conducted prior to obtaining approval;
•	changes to manufacturing methods;
•	recalls, replacements, or discontinuance of one or more of our products; and
•	additional recordkeeping.

Such changes would likely require substantial time and impose significant costs, or could reduce the potential commercial value of TSHA-101, TSHA-102, TSHA-105, TSHA-118, TSHA-120, TSHA-121 or other product candidates, and could materially harm our business and our financial results. In addition, delays in receipt of or failure to receive regulatory clearances or approvals for any other products would harm our business, financial condition, and results of operations.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the U.S. Securities and Exchange Commission, or SEC, and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

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

Separately, in response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products while local, national and international conditions warrant. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.

Risks Related to Employee Matters and Managing our Growth

Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel, and recent changes to our team might harm future operating results.

We are highly dependent on the management, development, clinical, financial and business development expertise of our executive officers, particularly RA Session II, our Founder, President and Chief Executive Officer. Each of our executive officers may currently terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or employees.

In March 2022, as part of our strategic prioritization initiatives to improve operating efficiency, we reduced our headcount by approximately 35%. Although we believe these employee transitions are in the best interest of our company and our stockholders, these transitions may result in the loss of personnel with deep institutional or technical knowledge. Further, the transition could potentially disrupt our operations and relationships with employees, suppliers and partners and due to added costs, operational inefficiencies, decreased employee morale and productivity and increased turnover. In addition, our competitors may seek to use these transitions and the related potential disruptions to gain a competitive advantage over us. Furthermore, these changes increase our dependency on the other members of our leadership team and clinical and preclinical operations teams that remain with us, who are not contractually obligated to remain employed with us and may leave at any time. Any such departure could be particularly disruptive and, to the extent we experience additional turnover, competition for top talent is high such that it may take some time to find a candidate that meets our requirements. Our future operating results depend substantially upon the continued service of our key personnel and in significant part upon our ability to attract and retain qualified management personnel. If we are unable to mitigate these or other similar risks, our business, results of operation and financial condition may be adversely affected.

Recruiting and retaining qualified scientific and clinical personnel and, if we progress the development of our product pipeline toward scaling up for commercialization, manufacturing and sales and marketing personnel, will also be critical to our success. The loss of the services of our executive officers or other key employees could impede the achievement of our development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. Such competition may increase due to the recent move by companies to offer a remote or hybrid work environment. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. Further, we may experience employee turnover, consistent with high numbers of employee resignations across the broader American economy, that would have an adverse impact on our business strategy. New hires require significant training and, in most cases, take significant time before they achieve full productivity. New employees may not become as productive as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals. If we are unable to continue to attract and retain high quality personnel, motivate existing employees or maintain our corporate culture in a hybrid or remote work environment, particularly if we experience increased turnover, our ability to pursue our growth strategy will be limited.

We expect to expand our clinical development and regulatory capabilities and potentially implement sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

As of December 31, 2021, we had 178 employees; however, in March 2022 we reduced our headcount by approximately 35%. As we continue to build our organization and execute on our strategy, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical product development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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
•

the commencement, enrollment or results of our clinical trials of TSHA-101, TSHA-102, TSHA-105, TSHA-118, TSHA-120, TSHA-121 or any future clinical trials we may conduct, or changes in the development status of our product candidates;

•

any delay in our regulatory filings for TSHA-101, TSHA-102, TSHA-105, TSHA-118 or any other product candidate we may develop, and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;

•	adverse results from, delays in or termination of clinical trials;
•	adverse regulatory decisions, including failure to receive regulatory approval of our product candidates;
•	unanticipated serious safety concerns related to the use of TSHA-101, TSHA-102, TSHA-105, TSHA-118, TSHA-120, TSHA-121 or any other product candidate;
•	changes in financial estimates by us or by any equity research analysts who might cover our stock;
•	conditions or trends in our industry;
•	changes in the market valuations of similar companies;
•	stock market price and volume fluctuations of comparable companies and, in particular, those that operate in the biopharmaceutical industry;
•	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;
•	our relationships with our collaborators;
•	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;
•	investors’ general perception of our company and our business;
•	recruitment or departure of key personnel;
•	overall performance of the equity markets;
•	trading volume of our common stock;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	significant lawsuits, including patent or stockholder litigation;
•	changes in the structure of healthcare payment systems;
•	general political and economic conditions; and
•	other events or factors, many of which are beyond our control.

The stock market in general, and the Nasdaq Global Market and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies, including very recently in connection with the ongoing COVID-19 pandemic, which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. Broad market and industry factors, including potentially worsening economic conditions, inflation and other adverse effects or developments relating to the ongoing COVID-19 pandemic, may negatively affect the market price of our common stock, regardless of our actual operating performance. The realization of any of the above risks or any of a broad range of other risks, including those described in this section, could have a significant and material adverse impact on the market price of our common stock.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. Additionally, the holders of an aggregate of approximately 15.9 million shares of our common stock, or their transferees, will have rights, subject to some conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders, at which time such shares will be freely tradable. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly.

In addition, we have filed registration statements on Form S-8 under the Securities Act of 1933, as amended, or the Securities Act, registering the issuance of shares of common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans. Shares registered under these registration statements on Form S-8 will be available for sale in the public market subject to vesting arrangements and exercise of options and the restrictions of Rule 144 in the case of our affiliates.

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

General Risks

We are subject to stringent and changing obligations related to data privacy and security.  Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations, reputational harm, and other adverse business impacts.

In the ordinary course of business, we collect, receive, store, process, use, generate, transfer, disclose, make accessible, protect and share, or Process or Processing, personal data and other information necessary to operate our business, for legal and marketing purposes, and for other business-related purposes, such as information we collect about patients and healthcare providers in connection with clinical trials in the U.S. and abroad, proprietary and confidential business data, trade secrets, and intellectual property.

There are numerous federal, state, local, and international laws, regulations, and guidance regarding data privacy and security, or Data Protection Laws, the number and scope of which is changing, subject to differing applications and interpretations, and which may be inconsistent among jurisdictions, or in conflict with other rules, laws or Data Protection Obligations (as defined below).

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws. For example, the California Consumer Privacy Act of 2018, or the CCPA, imposes obligations on businesses to which it applies. These obligations include, without limitation, providing specific disclosures in privacy notices, affording California residents certain rights related to their personal data, and requiring businesses subject to the CCPA to implement certain measures to effectuate California residents’ personal data rights. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation). In addition, it is anticipated that the California Privacy Rights Act of 2020, or the CPRA, effective January 1, 2023, will expand the CCPA. For example, the CPRA establishes a new California Privacy Protection Agency to implement and enforce the CCPA (as amended), which could increase the risk of an enforcement action. Other states have enacted data privacy and security laws.  For example, Virginia passed its Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act, both of which share similarities with, but also differ from, the CPRA and become effective in 2023.

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. Our operations may be subject to increased scrutiny or attention from foreign data privacy and security authorities. Our clinical trial programs and research collaborations outside the United States may implicate foreign data privacy and security laws, including in Canada and Europe. For example, the European Union’s General Data Protection Regulation, or EU GDPR, and the United Kingdom’s GDPR, or UK GDPR, impose strict requirements for Processing the personal data of individuals located, respectively, within the European Economic Area, or the EEA, and the United Kingdom, or the UK. Under the EU GDPR, government regulators may impose temporary or definitive bans on data Processing, as well as fines up to 20 million euros or 4% of the annual global revenue, whichever is greater. Further, individuals may initiate litigation related to our Processing of their personal data. The UK GDPR allows for similar penalties.

Certain jurisdictions, including Europe, have enacted data localization laws and cross-border personal data transfers laws. For example, absent appropriate safeguards or other circumstances, the EU GDPR generally restricts the transfer of personal data to countries outside of the EEA, such as the United States, which the European Commission does not consider as providing an adequate level of personal data protection. The European Commission released a set of Standard Contractual Clauses that are designed to be a valid mechanism by which entities can transfer personal data out of the EEA to jurisdictions that the European Commission has not found to provide an adequate level of protection. Currently, these Standard Contractual clauses are a valid mechanism to transfer personal data outside of the EEA. The Standard Contractual Clauses, however, require parties that rely upon them to comply with additional obligations such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data. Moreover, due to potential legal challenges, there exists some uncertainty regarding whether the Standard Contractual Clauses will remain a valid mechanism for personal data transfers out of the EEA. In addition, laws in Switzerland and the UK similarly restrict personal data transfers outside of those jurisdictions to countries such as the U.S. that do not provide an adequate level of personal data protection. Other jurisdictions have enacted or are considering similar cross-border personal data transfer laws and local personal data residency laws, any of which could increase the cost and complexity of doing business. If we cannot implement a valid compliance mechanism for cross-border personal data transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal data from Europe or elsewhere.  Inability to import personal data to the United States may significantly and negatively impact our business operations, including by limiting our ability to conduct clinical trial activities in Europe and elsewhere; limiting our ability to collaborate with parties subject to European and other data protection laws or requiring us to increase our personal data processing capabilities in Europe and/or elsewhere at significant expense.

We are also subject to the terms of our privacy and security policies, representations, certifications, standards, publications and frameworks, or Privacy Policies, and contractual obligations to third parties related to privacy, security and the Processing personal data, or Data Protection Obligations, including without limitation, operating rules and standards imposed by industry organizations. Data Protection Laws and data privacy security issues worldwide are, and are likely to remain, uncertain for the foreseeable future. We strive to comply with applicable Data Protection Laws, Privacy Policies and Data Protection Obligations to the extent possible, but we may at times fail to do so, or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our personnel, partners or vendors do not comply with applicable Data Protection Laws, Privacy Policies and Data Protection Obligations.

If we fail, or are perceived to have failed, to address or comply with applicable Data Protection Laws, Privacy Policies and Data Protection Obligations, such failure or perceived failure could: increase our compliance and operational costs; expose us to regulatory scrutiny, actions, fines and penalties; result in reputational harm; interrupt or stop clinical trials; result in litigation and liability; result in an inability to Process personal data or to operate in certain jurisdictions; cause a material adverse impact to business operations or financial results; and otherwise result in other material harm to our business.

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

If our information technology systems or data is or were compromised, we could experience adverse impacts resulting from such compromise, including, but not limited to interruptions to our operations such as our clinical trials, claims that we breached our data protection obligations, harm to our reputation, and a loss of customers or sales.

In the ordinary course of our business, we may process proprietary, confidential and sensitive information, including personal data (including health information), intellectual property, trade secrets, and proprietary business information owned or controlled by ourselves or other parties.

We may use third-party service providers and subprocessors to help us operate our business and engage in Processing on our behalf. We may also share sensitive information with our partners or other third parties in conjunction with our business. If we, our service providers, partners or other relevant third parties have experienced, or in the future experience, any security incident(s) that result in any data loss, deletion or destruction, unauthorized access to, loss of, unauthorized acquisition or disclosure of, or inadvertent exposure or disclosure of, sensitive information, or compromise related to the security, confidentiality, integrity or availability of our information technology, software, services, communications or data (or those of our service providers, partners or other relevant third parties) (“collectively “Security Breach”), it may have a material adverse effect on our business, including without limitation, regulatory investigations or enforcement actions, litigation, indemnity obligations, negative publicity and financial loss. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and could require us to incur substantial cost to recover or reproduce such data.  Security Breaches and attendant consequences may cause customers to stop using our products, deter new customers for using our products, and otherwise negatively impact our ability to grow and operate our business.

Cyberattacks, malicious internet-based activity and online and offline fraud are prevalent and continue to increase. These threats come from a variety of sources. In addition to traditional computer “hackers,” threat actors, personnel misconduct or error (employee theft or misuse), sophisticated nation-state and nation-state supported actors now engage in attacks (including advanced persistent threat intrusions). We may be subject to a variety of evolving threats, including but not limited to social engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), ransomware attacks, supply-chain attacks, software bugs, server malfunction, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fire, flood, and other similar threats. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds.  Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting payments.

Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support us and our services.  The COVID-19 pandemic and our remote workforce poses increased risks to our information technology systems and data, as more of our employees work from home, utilizing network connections outside our premises.

We may be required to expend significant resources, fundamentally change our business activities and practices, or modify our operations, including our clinical trial activities or information technology, in an effort to protect against Security Breaches and to mitigate, detect, and remediate actual and potential vulnerabilities. Applicable Data Protection Laws, Privacy Policies and Data Protection Obligations may require us to implement specific security measures or use industry-standard or reasonable measures to protect against Security Breaches. While we have implemented security measures designed to protect against Security Breaches, there can be no assurance that our security measures or those of our service providers, partners and other third parties will be effective in protecting against all Security Breaches and material adverse impacts that may arise from such breaches. The recovery systems, security protocols, network protection mechanisms and other security measures that we (and our third parties) have integrated into our platform, systems, networks and physical facilities, which are designed to protect against, detect and minimize Security Breaches, may not be adequate to prevent or detect service interruption, system failure or data loss.

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

If we fail, or are perceived to have failed, to address or comply with these data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections and similar); litigation (including class-related claims); additional reporting requirements and/or oversight; bans on Processing personal data; and orders to destroy or not use personal data.

Our business activities will be subject to the Foreign Corrupt Practices Act, or FCPA, and similar anti-bribery and anti-corruption laws.

As we expand our business activities outside of the United States, including our clinical trial efforts, we will be subject to the FCPA and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate. The FCPA generally prohibits offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to a non-United States government official in order to influence official action, or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-United States governments. Additionally, in many other countries, the healthcare providers who prescribe pharmaceuticals are employed by their government, and the purchasers of pharmaceuticals are government entities; therefore, our dealings with these prescribers and purchasers will be subject to regulation under the FCPA. We may engage third parties to sell our products sell our products outside the United States, to conduct clinical trials, and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals.  We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations.  There is no certainty that all of our employees, agents, suppliers, manufacturers, contractors, or collaborators, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors, and other collaborators, even if we do not explicitly authorize or have actual knowledge of such activities. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers, or our employees, the closing down of facilities, including those of our suppliers and manufacturers, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries as well as difficulties in manufacturing or continuing to develop our products, and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, and our business, prospects, operating results, and financial condition.

We are subject to governmental export and import controls that could impair our ability to compete in international markets due to licensing requirements and subject us to liability if we are not in compliance with applicable laws. Compliance with these legal requirements could limit our ability to compete in foreign markets and subject us to liability if we violate them.

We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls. Exports of our product candidates outside of the U.S. must be made in compliance with these laws and regulations. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges; fines, which may be imposed on us and responsible employees or managers; and, in extreme cases, the incarceration of responsible employees or managers.

In addition, changes in our product candidates or changes in applicable export or import laws and regulations may create delays in the introduction, provision or sale of our product candidates in international markets, prevent customers from using our product candidates or, in some cases, prevent the export or import of our product candidates to certain countries, governments or persons altogether. Any limitation on our ability to export, provide or sell our product candidates could adversely affect our business, financial condition and results of operations.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the rules and regulations of The Nasdaq Stock Market. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting.

We must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting in this report and future annual reports on Form 10-K, as required by Section 404 of the Sarbanes-Oxley Act. This requires that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts. Prior to the year ended December 31, 2021, we have never been required to test our internal controls within a specified period, and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner.

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

If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements. If that were to happen, the market price of our stock could decline and we could be subject to sanctions or investigations by The Nasdaq Stock Market, the SEC or other regulatory authorities.

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

We have generated and expect to continue to generate significant federal and state net operating loss, or NOL, carryforwards in the future. As of December 31, 2021, there were federal and state NOLs of $175.6 million and $4.1 million respectively. These NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the Tax Cuts and Jobs, or the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, federal NOLs incurred in taxable years beginning after December 31, 2017 and in future taxable years may be carried forward indefinitely, but the deductibility of such federal NOLs incurred in the taxable year beginning after December 31, 2020 is limited. It is uncertain how various states will respond to the Tax Act and CARES Act. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. The completion of our recent initial public offering, together with private placements and other transactions that have occurred since our inception, may have triggered such an ownership change pursuant to Section 382. We have not yet completed a Section 382 analysis. We may experience ownership changes as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our NOL carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

In January 2021, we entered into a lease agreement for 15,000 square feet of administrative space in Dallas, Texas, pursuant to a lease agreement that expires approximately ten years after the lease commenced in May 2021. This lease was amended in December 2021 to lease an additional 18,000 square feet of administrative space in Dallas, TX, pursuant to a lease amendment that expires approximately ten years after the lease commencement date. In December 2020, we entered into a lease agreement for approximately 187,500 square feet of a manufacturing facility in Durham, North Carolina, pursuant to a lease agreement that expires in September 2036. We have two options to extend the term of that lease, each for a period of an additional five years. In August of 2021 we entered into a lease agreement for 9,400 square feet of laboratory space in Research Triangle Park, North Carolina, pursuant to a lease agreement that expires approximately four years after the lease commenced in September 2021.  This lease was amended in December 2021 to rent approximately 3,600 square feet of additional laboratory space.

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

Holders of Record

As of March 31, 2022, we had 38 holders of record of our common stock, which excludes stockholders whose shares were held in nominee or street name by brokers. The actual number of common stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes.

Overview

We are a patient-centric gene therapy company focused on developing and commercializing AAV-based gene therapies for the treatment of monogenic diseases of the central nervous system, or CNS, in both rare and large patient populations. We were founded in partnership with The University of Texas Southwestern Medical Center, or UT Southwestern, to develop and commercialize transformative gene therapy treatments. Together with UT Southwestern, we are advancing a deep and sustainable product portfolio of gene therapy product candidates, with exclusive options to acquire several additional development programs at no cost. By combining our management team’s proven experience in gene therapy drug development and commercialization with UT Southwestern’s world-class gene therapy research capabilities, we believe we have created a powerful engine to develop transformative therapies to dramatically improve patients’ lives. In March 2022, we announced strategic pipeline prioritization initiatives focused on GAN and Rett syndrome. We will conduct small proof-of-concept studies in CLN1 disease and SLC13A5 deficiency. Development of the CLN7 program will continue in collaboration with existing partners with future clinical development to focus on the first-generation construct. All other research and development activities will be paused to increase operational efficiency.

In April 2021, we acquired exclusive worldwide rights to TSHA-120, a clinical-stage, intrathecally dosed AAV9 gene therapy program for the treatment of giant axonal neuropathy, or GAN. A Phase 1/2 clinical trial of TSHA-120 is being conducted by the National Institutes of Health, or NIH, under an accepted investigational new drug application, or IND. We reported clinical safety and functional MFM32 data from this trial for the highest dose cohort of 3.5x1014 total vg in January 2022, where we saw continued clinically meaningful slowing of disease progression similar to that achieved with the lower dose cohorts, which we considered confirmatory of disease modification. For Rett syndrome, we submitted a CTA filing in November 2021 and announced initiation of clinical development of TSHA-102 under a Clinical Trial Application (CTA) approved by Health Canada in March 2022. We expect to report preliminary clinical data for TSHA-102 in Rett syndrome by year-end 2022. We recently executed an exclusive option from UT Southwestern to license worldwide rights to a clinical-stage CLN7 program. The CLN7 program is currently in a Phase 1 clinical proof-of-concept trial run by UT Southwestern, and we reported preliminary clinical safety data for the first patient in history to be intrathecally dosed at 1.0x1015 total vg with the first-generation construct in December 2021. Development of the CLN7 program will continue in collaboration with existing partners with future clinical development to focus on the first-generation construct. We will conduct small proof-of-concept studies in CLN1 disease and SLC13A5 deficiency that we believe can further validate our platform. We plan to initiate clinical development on TSHA-105 for the treatment of SLC13A5 in 2022.

We have a limited operating history. Since our inception, our operations have focused on organizing and staffing our company, business planning, raising capital and entering into collaboration agreements for conducting preclinical research and development activities for our product candidates. All our lead product candidates are still in the clinical or preclinical development stage. We do not have any product candidates approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through the sale of equity, raising an aggregate of $307.0 million of gross proceeds from our initial public offering and private placements of our convertible preferred stock. In addition, we drew $30.0 million and $10.0 million in term loans on August 12, 2021 and December 29, 2021, respectively.

On August 12, 2021, or the Closing Date, we entered into a Loan and Security Agreement, or the Term Loan Agreement, with the lenders party thereto from time to time, or the Lenders and Silicon Valley Bank, as administrative agent and collateral agent for the Lenders, or the Agent. The Term Loan Agreement provides for (i) on the Closing Date, $40.0 million aggregate principal amount of term loans available through December 31, 2021, (ii) from January 1, 2022 until September 30, 2022, an additional $20.0 million term loan facility available at the Company’s option upon having three distinct and active clinical stage programs, determined at the discretion of the Agent, at the time of draw, (iii) from October 1, 2022 until March 31, 2023, an additional $20.0 million term loan facility available at our option upon having three distinct and active clinical stage programs, determined at the discretion of the Agent, at the time of draw and (iv) from April 1, 2023 until December 31, 2023, an additional $20.0 million term loan facility available upon approval by the Agent and the Lenders, or, collectively, the Term Loans. We drew $30.0 million in term loans on the Closing Date and drew an additional $10.0 million term loan on December 29, 2021. The loan repayment schedule provides for interest only payments until August 31, 2024, followed by consecutive monthly payments of principal and interest. All unpaid principal and accrued and unpaid interest with respect to each term loan is due and payable in full on August 1, 2026.

Since our inception, we have incurred significant operating losses. Our net losses were $174.5 million for the year ended December 31, 2021 and $60.0 million for the year ended December 31, 2020. As of December 31, 2021, we had an accumulated deficit of

$235.6 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

•	continue to advance the preclinical and clinical development of our product candidates and preclinical and discovery programs;
•

conduct our ongoing clinical trials of TSHA-101, TSHA-102, TSHA-118, TSHA-120 and TSHA-121, as well as initiate and complete additional clinical trials of TSHA-105 and any other current and future product candidates that we advance;

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

In connection with the entry into the UT Southwestern Agreement, we issued to UT Southwestern 2,179,000 shares of our common stock. We are aware that UTSW has sold all such shares as of the date of this Annual Report on Form 10-K. We do not have any future milestone or royalty obligations to UT Southwestern under the UT Southwestern Agreement, other than costs related to the maintenance of patents.

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

In connection with the Queen’s University Agreement, we paid Queen’s University a one-time fee of $3.0 million as an upfront fee and approximately $0.2 million to reimburse Queen’s University for certain plasmid production costs. We are obligated to pay Queen’s University up to $10.0 million in the aggregate upon achievement of certain regulatory milestones and up to $10.0 million in the aggregate upon achievement of certain commercial milestones, a low single-digit royalty on net sales of licensed products, subject to certain customary reductions, and a percentage of non-royalty sublicensing revenue ranging in the low double digits. Royalties are payable on a licensed product-by-licensed product basis and country-by-country basis until expiration of the last valid claim of a licensed patent covering such licensed product in such country and the expiration of any regulatory exclusivity for such licensed product in such country. Additionally, we are obligated to pay Queen’s University a low double-digit portion of any amounts received by us in connection with the sale of a PRV related to a licensed product, not to exceed a low eight-figure amount.

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

In connection with the license grant, we paid Abeona a one-time upfront license fee of $3.0 million. We are obligated to pay Abeona up to $26.0 million in regulatory-related milestones and up to $30.0 million in sales-related milestones per licensed product and high single-digit royalties on net sales of licensed products. Royalties are payable on a licensed product-by-licensed product and country-by-country basis until the latest of the expiration or revocation or complete rejection of the last licensed patent covering such licensed product in the country where the licensed product is sold, the loss of market exclusivity in such country where the product is sold, or, if no licensed product exists in such country and no market exclusivity exists in such country, ten years from first commercial sale of such licensed product in such country. In addition, concurrent with the Abeona CLN1 Agreement we entered into a purchase and reimbursement agreement with Abeona, pursuant to which we purchased specified inventory from Abeona and reimbursed Abeona for certain research and development costs previously incurred for total consideration of $4.0 million. In December 2021 a regulatory milestone was triggered in connection with this agreement and therefore we recorded $3.0 million within research and development expenses in the consolidated statements of operations for the year ended December 31, 2021. The milestone fee was paid in January 2022.

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

Impact of COVID-19 on Our Business

We have been actively monitoring the COVID-19 situation and its impact globally. Our financial results for the year ended December 31, 2021 were not impacted by COVID-19, and we currently do not expect any material impact on our financial results in 2022. We believe the remote working arrangements and travel restrictions imposed by various governmental jurisdictions have had limited impact on our ability to maintain internal operations during the year ended December 31, 2021. The extent to which COVID-19 may impact our business and operations will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, the effectiveness of actions to contain and treat COVID-19 and the availability, timing and effectiveness of a vaccine, both domestically and globally. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions, including to our planned clinical trials and preclinical studies. Any such shutdowns or other business interruptions could result in material and negative effects to our ability to conduct our business in the manner and on the timelines presently planned, which could have a material adverse impact on our business, results of operation and financial condition.

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

Results of Operations

Results of Operations for the Year Ended December 31, 2021 and 2020

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020 (in thousands):

	For the Year Ended December 31,
	2021	2020
Operating expenses:
Research and development	$131,943	$31,893
General and administrative	41,324	11,109
Total operating expenses	173,267	43,002
Loss from operations	(173,267)	(43,002)
Other income (expense):
Change in fair value of preferred stock tranche liability	—	(17,030)
Interest income	172	49
Interest expense	(1,428)	(28)
Total other expense, net	(1,256)	(17,009)
Net loss	$(174,523)	$(60,011)

Research and Development Expenses

Research and development expenses were $131.9 million for the year ended December 31, 2021, compared to $31.9 million for the year ended December 31, 2020. The $100.0 million increase was primarily attributable to an increase of $38.3 million of expenses incurred in research and development manufacturing and other raw material purchases, which included cGMP batches produced by Catalent and UT Southwestern. We also incurred an increase in employee compensation and expenses of $32.7 million, which included $7.1 million of non-cash stock-based compensation, due to an increase in the employee headcount in the research and development function. We also incurred an increase of $29.0 million of third-party research and development consulting fees, primarily related to GLP toxicology studies, clinical study CRO activities, and consulting for regulatory and clinical studies.

General and Administrative Expenses

General and administrative expenses were $41.3 million for the year ended December 31, 2021, compared to $11.1 million for the year ended December 31, 2020. The increase of approximately $30.2 million was primarily attributable to $16.3 million of incremental compensation expense, which included $7.7 million of non-cash stock-based compensation, due to increases in employee headcount. We also incurred an increase of $13.9 million in professional fees related to legal, insurance, investor relations/communications, accounting, personnel recruiting, market research and patient advocacy activities.

Other Expense

Interest Expense

Interest expense for the year ended December 31, 2021 primarily consisted of interest expense incurred under the Term Loan Agreement.

Interest Income

Interest income for the year ended December 31, 2021 primarily consisted of interest earned on our savings account.

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

Sources of Liquidity

Overview

Since our inception, we have not generated any revenue and have incurred significant operating losses. As of December 31, 2021, we had cash and cash equivalents of $149.1 million. We have funded our operations primarily through equity financings, raising an aggregate of $307.0 million in gross proceeds from our initial public offering and private placements of convertible preferred stock. Specifically, between March and July 2020, we closed on the sale of an aggregate of 10,000,000 shares of Series A convertible preferred stock for gross proceeds of $30.0 million. In July and August 2020, we closed on the sale of an aggregate of 5,647,048 shares of Series B convertible preferred stock for gross proceeds of $96.0 million. In September 2020, we raised gross proceeds of $181.0 million in our initial public offering.

On August 12, 2021, or the Closing Date, we entered into a Loan and Security Agreement, or the Term Loan Agreement, with the lenders party thereto from time to time, or the Lenders and Silicon Valley Bank, as administrative agent and collateral agent for the Lenders, or the Agent. The Term Loan Agreement provides for (i) on the Closing Date, $40.0 million aggregate principal amount of term loans available through December 31, 2021, (ii) from January 1, 2022 until September 30, 2022, an additional $20.0 million term loan facility available at the Company’s option upon having three distinct and active clinical stage programs, determined at the discretion of the Agent, at the time of draw, (iii) from October 1, 2022 until March 31, 2023, an additional $20.0 million term loan facility available at our option upon having three distinct and active clinical stage programs, determined at the discretion of the Agent, at the time of draw and (iv) from April 1, 2023 until December 31, 2023, an additional $20.0 million term loan facility available upon approval by the Agent and the Lenders, or, collectively, the Term Loans. We drew $30.0 million in term loans on the Closing Date and an additional $10.0 million in term loans on December 29, 2021. The loan repayment schedule provides for interest only payments until August 31, 2024, followed by consecutive monthly payments of principal and interest. All unpaid principal and accrued and unpaid interest with respect to each term loan is due and payable in full on August 1, 2026.

On October 5, 2021, we filed a shelf registration statement on Form S-3 with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants and units or any combination thereof up to a total aggregate offering price of $350.0 million. We also simultaneously entered into a Sales Agreement, or the Sales Agreement with SVB Leerink LLC and Wells Fargo Securities, LLC, or the Sales Agents, pursuant to which we may issue and sell, from time to time at our discretion, shares of our common stock having an aggregate offering price of up to $150.0 million through the Sales Agents. In March 2022, we amended the Sales Agreement to, among other things, include Goldman Sachs & Co. LLC as an additional Sales Agent. As of December 31, 2021, no shares of common stock have been issued and sold pursuant to the Sales Agreement.

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

As of December 31, 2021, our material cash requirements consisted of $29.2 million in total lease payments under our noncancelable leases for equipment, laboratory space and office space entered into in 2021 and $22.9 million in total lease payments under our noncancelable lease for manufacturing space entered into in 2020.  These leases are described in further detail in Note 11 to our audited consolidated financial statements located in Part IV, Item 15 of this Annual Report on Form 10-K.  Our most significant purchase commitments consist of approximately $12.0 million related to the build-out of our cGMP manufacturing facility and $8.1 million in cancellable purchase obligations to our CROs.

We believe that our existing cash and cash equivalents, along with full access to the term loan facility, will enable us to fund our operating expenses and capital requirements into the fourth quarter of 2023. This estimate reflects that our strategic prioritization efforts to improve operating efficiency, including pausing development of TSHA-101 and the reduction of our headcount by approximately 35% in March 2022. We will require additional capital to fund the research and development of our product candidates, to fund our manufacturing activities, to fund precommercial activities of our programs and for working capital and general corporate purposes.

Because of the numerous risks and uncertainties associated with research, development and commercialization of biological products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•

the scope, progress, costs and results of discovery, preclinical development, laboratory testing and clinical trials for TSHA-101, TSHA-102, TSHA-105, TSHA-118, TSHA-120, TSHA-121 and any current and future product candidates that we advance;

•	our ability to access sufficient additional capital on a timely basis and on favorable terms, including with respect to our term loan facility with Silicon Valley Bank;
•	the extent to which we develop, in-license or acquire other product candidates and technologies in our gene therapy product candidate pipeline;
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

Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes many years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of product candidates that we do not expect to be commercially available in the near term, if at all. Accordingly, we will need to continue to rely on additional financing, including the remaining tranches of our Term Loan Facility, to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the terms of these equity securities or this debt may restrict our ability to operate. The Term Loan Agreement contains negative covenants, including, among other things, restrictions on indebtedness, liens investments, mergers, dispositions, prepayment of other indebtedness and dividends and other distributions. Any future additional debt financing and equity financing, if available, may involve agreements that include covenants limiting and restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, entering into profit-sharing or other arrangements or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us.

We are continuing to assess the effect that the COVID-19 pandemic may have on our business and operations. The extent to which COVID-19 may impact our business and operations will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, the duration and effect of business disruptions and the short-term effects and ultimate effectiveness of the travel restrictions, quarantines, social distancing requirements and business closures in the United States and other countries to contain and treat the disease, the efficacy, availability and adoption of vaccines, both domestically and globally, and the impact of new variants or mutations of the coronavirus, such as the Delta and Omicron variants. While the potential economic impact brought by, and the duration of, the COVID-19 pandemic may be difficult to assess or predict, a continued and growing pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

Cash Flows

The following table shows a summary of our cash flows for the years ended December 31, 2021 and 2020 (in thousands):

	For the Year Ended December 31,
	2021	2020
Net cash used in operating activities	$(117,042)	$(30,729)
Net cash used in investing activities	(21,554)	(9,082)
Net cash provided by financing activities	39,083	291,064
Net change in cash, cash equivalents and restricted cash	$(99,513)	$251,253

Operating Activities

For the year ended December 31, 2021, our net cash used in operating activities of $117.0 million primarily consisted of a net loss of $174.5 million, primarily attributable to our spending on research and development expenses. The net loss of $174.5 million was partially offset by $28.8 million in adjustments for non-cash items, primarily due to stock-based compensation expense of $18.2 million, and the add back of the up-front license fee of $5.5 million paid to HHF related to the acquisition of TSHA-120 which is treated as an investing outflow, and the regulatory milestone fee of $3.0 million due to Abeona in connection with the CLN1 Agreement, as well as other license fees of $1.3 million.  The $174.5 million net loss was also partially offset by a source of cash of $28.7 million from the change in our operating assets and liabilities, primarily resulting from an increase in accounts payable and accrued expenses.

For the year ended December 31, 2020, our net cash used in operating activities of $30.7 million primarily consisted of a net loss of $60.0 million, primarily attributable to our spending on research and development expenses. The net loss of $60.0 million was partially offset by $29.4 million in adjustments for non-cash items, primarily due to the change in the fair value of the preferred stock tranche liability of $17.0 million and stock-based compensation expense of $3.4 million, as well as the upfront payment to acquire the license rights pursuant to the Queen’s University Agreement for $3.0 million, and the upfront payments related to the Abeona CLN1 and Rett Agreements for $3.0 million each, all of which were recorded as a component of research and development expenses and were reported as investing cash outflows.

Investing Activities

During the year ended December 31, 2021, investing activities used $21.6 million of cash primarily attributable to the up-front license fee payment of $5.5 million to acquire exclusive worldwide rights to TSHA-120, for the treatment of GAN, and capital expenditures related to our in-house manufacturing facility and office space. During the year ended December 31, 2020, investing activities used $9.1 million of cash primarily attributable to the upfront fees paid pursuant to the Queen’s University Agreement, the Abeona CLN1 Agreement and the Abeona Rett Agreement.

Financing Activities

During the year ended December 31, 2021, financing activities provided $39.1 million of cash, which was attributable to the receipt of $40.0 million net proceeds from our Term Loan with Silicon Valley Bank, partially offset by $0.4 million of cash paid for costs related to our filing of a shelf registration statement on Form S-3 and $0.5 million in other financing activities. During the year ended December 31, 2020, financing activities provided $291.1 million of cash, which was primarily attributable to the receipt of $165.9 million in net proceeds from our initial public offering, $95.8 million in net proceeds from the sale of our Series B convertible preferred stock and $29.4 million in net proceeds from the sale of our Series A convertible preferred stock.

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

Research and development costs primarily consist of payroll, stock-based compensation, clinical trial expense, certain manufacturing costs, laboratory costs and other supplies, and the cost to acquire third-party licenses.

Costs incurred in obtaining technology licenses through asset acquisitions are charged to research and development expense if the licensed technology has not reached technological feasibility and has no alternative future use.

To date, we have not experienced significant changes in our estimates of accrued research and development liabilities after a reporting period. However, due to the nature of estimates, there is no assurance that we will not make changes to our estimates in the future as we become aware of additional information about the status or conduct of our clinical studies and other research activities.

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

The RSAs and RSUs are valued based on the fair value of our common stock on the date of grant. The Company expenses stock-based compensation related to stock options, RSAs and RSUs over the requisite service period using the straight-line method. Stock-based compensation costs are generally recorded in research and development expense or general and administrative expense in the consolidated statements of operations based upon the respective employee’s roles within our Company, however a portion of stock-based compensation related to employees who are directly involved in the manufacturing facility buildout, is capitalized into the cost basis of the manufacturing plant. Forfeitures are recorded as they occur.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Taysha Gene Therapies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Taysha Gene Therapies, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, convertible preferred stock and stockholders' equity (deficit), and cash flows, for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

March 31, 2022

We have served as the Company's auditor since 2020.

Taysha Gene Therapies, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$149,103	$251,253
Prepaid expenses and other current assets	10,499	6,626
Total current assets	159,602	257,879
Restricted cash	2,637	—
Deferred lease asset	667	715
Property, plant and equipment, net	50,610	287
Other non-current assets	440	—
Total assets	$213,956	$258,881

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$21,763	$1,994
Accrued expenses and other current liabilities	29,983	5,135
Total current liabilities	51,746	7,129
Build-to-suit lease liability	25,900	—
Term loan, net	37,192	—
Other non-current liabilities	3,735	450
Total liabilities	118,573	7,579
Stockholders' equity
Preferred stock, $0.00001 par value per share; 10,000,000 shares authorized and no shares issued and outstanding as of December 31, 2021 and December 31, 2020	—	—
Common stock, $0.00001 par value per share; 200,000,000 shares authorized and 38,473,945 and 37,761,435 issued and outstanding as of December 31, 2021 and December 31, 2020	—	—
Additional paid-in capital	331,032	312,428
Accumulated deficit	(235,649)	(61,126)
Total stockholders’ equity	95,383	251,302
Total liabilities and stockholders' equity	$213,956	$258,881

The accompanying notes are an integral part of these consolidated financial statements.

Taysha Gene Therapies, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	For the Year Ended December 31,
	2021	2020
Operating expenses:
Research and development	$131,943	$31,893
General and administrative	41,324	11,109
Total operating expenses	173,267	43,002
Loss from operations	(173,267)	(43,002)
Other income (expense):
Change in fair value of preferred stock tranche liability	—	(17,030)
Interest income	172	49
Interest expense	(1,428)	(28)
Total other expense, net	(1,256)	(17,009)
Net loss	$(174,523)	$(60,011)
Net loss per common share, basic and diluted	$(4.64)	$(3.40)
Weighted average common shares outstanding, basic and diluted	37,650,566	17,665,683

The accompanying notes are an integral part of these consolidated financial statements

Taysha Gene Therapies, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

	Series A		Series B						Total
	Convertible		Convertible				Additional		Stockholders'
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2019	—	—	—	—	10,894,999	—	980	(1,115)	(135)
Issuance of Series A convertible preferred stock, net of offering costs of $605 and issuance of preferred stock tranche liability of $1,050	10,000,000	28,345	—	—	—	—	—	—	—
Issuance of Series B convertible preferred stock net of offering costs of $185	—	—	5,647,048	95,815	—	—	—	—	—
Reclassification of preferred stock tranche liability upon issuance of Series A milestone shares	—	18,080	—	—	—	—	—	—	—
Conversion of Series A and Series B convertible preferred stock to common stock	(10,000,000)	(46,425)	(5,647,048)	(95,815)	17,047,378	—	142,240	—	142,240
Issuance of shares of common stock in initial public offering, net of offering costs and underwriting discounts and commissions of $15,145	—	—	—	—	9,050,000	—	165,854	—	165,854
Issuance of restricted stock award	—	—	—	—	769,058	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	3,354	—	3,354
Net loss	—	—	—	—	—	—	—	(60,011)	(60,011)
Balance as of December 31, 2020	—	$—	—	$—	37,761,435	$—	$312,428	$(61,126)	$251,302
Stock-based compensation	—	—	—	—	—	—	18,604	—	18,604
Issuance of common stock, upon vesting and settlement of restricted stock units	—	—	—	—	712,510	—	—	—	—
Net loss	—	—	—	—	—	—	—	(174,523)	(174,523)
Balance as of December 31, 2021	—	$—	—	$—	38,473,945	$—	$331,032	$(235,649)	$95,383

The accompanying notes are an integral part of these consolidated financial statements

Taysha Gene Therapies, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31,
	2021	2020
Cash flows from operating activities
Net loss	$(174,523)	$(60,011)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	492	9
Change in fair value of preferred stock tranche liability	—	17,030
Research and development license expense	9,750	9,000
Stock-based compensation	18,184	3,354
Other	388	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(3,361)	(6,585)
Accounts payable	14,494	1,961
Accrued expenses and other liabilities	17,542	4,512
Due to related party	(8)	1
Net cash used in operating activities	(117,042)	(30,729)
Cash flows from investing activities
Purchase of research and development license	(6,250)	(9,000)
Purchase of property, plant and equipment	(15,304)	(82)
Net cash used in investing activities	(21,554)	(9,082)
Cash flows from financing activities
Proceeds from Term Loan, net	39,957	—
Proceeds from initial public offering, net of underwriting discounts and commission and other offering costs	—	165,854
Payment of shelf registration costs	(360)	—
Other	(514)	—
Proceeds from Series A convertible preferred stock, net of issuance costs	—	29,395
Proceeds from Series B convertible preferred stock, net of issuance costs	—	95,815
Proceeds from note payable to related party	—	1,673
Repayment of note payable to related party	—	(1,673)
Net cash provided by financing activities	39,083	291,064
Net (decrease) increase in cash, cash equivalents and restricted cash	(99,513)	251,253
Cash, cash equivalents and restricted cash at the beginning of the period	251,253	—
Cash, cash equivalents and restricted cash at the end of the period	$151,740	$251,253
Cash and cash equivalents	149,103	251,253
Restricted cash	2,637	—
Cash, cash equivalents and restricted cash at the end of the period	$151,740	$251,253

Supplemental disclosure of cash flow information:
Cash paid for interest	$641	$28
Supplemental disclosure of noncash investing and financing activities:
Property, plant and equipment in accounts payable and accrued expenses	8,282	214
Acquisition of property, plant and equipment funded by landlord	606	—
Build-to-suit lease liability	26,250	—
Deferred offering costs not yet paid	141	—
Reclassification of preferred stock tranche liability	—	18,080
Allocation of preferred stock tranche liability	—	1,050
Conversion of Series A and Series B convertible preferred stock to common stock	—	142,240
Purchase of research and development license not yet paid	3,500	—

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

Sales Agreement

On October 5, 2021, the Company entered into a Sales Agreement (the “Sales Agreement”) with SVB Leerink LLC and Wells Fargo Securities, LLC (collectively, the “Sales Agents”), pursuant to which the Company may issue and sell, from time to time in its sole discretion, shares of its common stock having an aggregate offering price of up to $150.0 million through the Sales Agents. In March 2022, the Company amended the Sales Agreement to, among other things, include Goldman Sachs & Co. LLC as an additional Sales Agent. The Sales Agents may sell common stock by any method permitted by law deemed to be an “at-the-market offering” as defined in Rule 415(a)(4) of the Securities Act, including sales made directly on or through the Nasdaq Global Select Market or any other existing trade market for the common stock, in negotiated transactions at market prices prevailing at the time of sale or at prices related to prevailing market prices, or any other method permitted by law. The Sales Agents will be entitled to receive 3.0% of the gross sales price per share of common stock sold under the Sales Agreement. As of December 31, 2021, no shares of common stock have been issued and sold pursuant to the Sales Agreement.

Liquidity and Capital Resources

The Company has incurred operating losses since Inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of December 31, 2021, the Company had an accumulated deficit of $235.6 million.

Taysha Gene Therapies, Inc.

Notes to Consolidated Financial Statements

Prior to the closing of the Company’s IPO, between March and July 2020, the Company closed on the sale of an aggregate of 10,000,000 shares of Series A convertible preferred stock for gross proceeds of $30.0 million. Between July and August 2020, the Company closed on the sale of an aggregate of 5,647,048 shares of Series B convertible preferred stock for gross proceeds of $96.0 million.

Future capital requirements will depend on many factors, including the timing and extent of spending on research and development and the market acceptance of the Company’s products. The Company will need to obtain additional financing in order to complete clinical studies and launch and commercialize any product candidates for which it receives regulatory approval. There can be no assurance that such financing will be available or will be on terms acceptable to the Company. As of December 31, 2021, the Company had cash and cash equivalents of $149.1 million which the Company believes will be sufficient to fund its planned operations for a period of at least twelve months from the date of issuance of these consolidated financial statements. The Company has based this estimate on assumptions that may prove to be wrong, and its operating plan may change as a result of many factors currently unknown to it. As a result, the Company could deplete its capital resources sooner than it currently expects. The Company expects to finance its future cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances or licensing arrangements. If the Company is unable to obtain funding, the Company would be forced to delay, reduce or eliminate some or all of its research and development programs, preclinical and clinical testing or commercialization efforts, which could adversely affect its business prospects.

During December 2019, the novel coronavirus (“COVID-19”) emerged and subsequently spread worldwide. The World Health Organization declared COVID-19 a global pandemic resulting in federal, state and local governments and private entities implementing various restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders, and advisories and quarantining people who may have been exposed to the virus. The Company has been actively monitoring COVID-19 and its impact globally. Management believes the financial results for the year ended December 31, 2021 were not significantly impacted by COVID-19. In addition, management believes the remote working arrangements and travel restrictions imposed by various governmental jurisdictions have had limited impact on the Company’s ability to maintain internal operations during the year ended December 31, 2021. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Taysha and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Emerging Growth Company

From time to time, new accounting pronouncements are issued by FASB, or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s financial statements upon adoption. Under the Jumpstart Our Business Startups Act of 2012, as amended, the Company meets the definition of an emerging growth company and has elected the extended transition period for complying with new or revised accounting standards, which delays the adoption of these accounting standards until they would apply to private companies.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The most significant estimates and assumptions in the Company’s financial statements relate to the determination of the fair value of the common stock prior to the IPO (as an input into stock-based compensation), estimating manufacturing accruals and accrued or prepaid research and development expenses, and the valuation of the preferred stock tranche liability. These estimates and assumptions are based on current facts, historical experience and various other factors

Taysha Gene Therapies, Inc.

Notes to Consolidated Financial Statements

believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected. In response to the ongoing and rapidly evolving COVID-19 pandemic, management considered the impact of the estimated economic implications on the Company’s critical and significant accounting estimates, including assessment of impairment of long-lived assets.

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

As of December 31, 2021 and 2020, the Company did not have any long-lived assets located outside of the United States.

Cash and Cash Equivalents

Cash and cash equivalents consist of funds held in a standard checking account and a standard savings account. The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. As of December 31, 2021 and 2020, respectively, the Company had no cash equivalents.

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

Taysha Gene Therapies, Inc.

Notes to Consolidated Financial Statements

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

Deferred Offering Costs

The Company capitalizes costs directly associated with equity financings until such financings are consummated, at which time such costs are recorded in additional paid-in capital against the gross proceeds of the equity financings. Costs associated with the shelf registration statement on Form S-3, filed with the SEC on October 5, 2021 have been capitalized and will be reclassified to additional paid-in capital on a pro rata basis when the Company completes offerings under the shelf registration. At the end of the three-year term of the shelf registration, the remaining deferred offering costs, if any, will be charged to operations. As of December 31, 2021 and 2020, there was $0.5 million and 0, respectively, of such deferred costs included in prepaid expenses and other current assets on the consolidated balance sheets.

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

Property, Plant and Equipment, net

Property, plant and equipment, net are stated at cost less accumulated depreciation and consist solely of computer equipment and laboratory equipment. Directly identifiable payroll and payroll-related costs incurred in connection with the build-out of the Company’s cGMP manufacturing facility are capitalized into the cost basis of the asset to the extent that such costs are incurred to bring the asset to the condition and location for its intended use.  Depreciation expense is recognized using the straight-line method over its estimated useful life of three to five years.

Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in loss from operations. Expenditures for repairs and maintenance are charged to expense as incurred.

Build-to-Suit Lease

In the Company’s lease arrangement in Durham, North Carolina (as described in Note 11), the Company was involved in the construction of the build-out. To the extent the Company is involved with the structural improvements of the construction project or takes construction risk prior to the commencement of a lease, accounting guidance requires the Company to be considered the owner for accounting purposes of these types of projects during the construction period. In such cases, the Company records an asset in property, plant and equipment on its consolidated balance sheet equal to the fair value of the building shell, and a corresponding build-to-suit lease obligation on its consolidated balance sheet representing the amounts paid by the lessor. Upon completion of construction, the Company will consider the requirements for sale-leaseback accounting treatment, including evaluating whether all risks of ownership have been transferred back to the landlord.

Taysha Gene Therapies, Inc.

Notes to Consolidated Financial Statements

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, which consist of property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no impairment losses recognized during the years ended December 31, 2021 and 2020.

Debt Issuance Costs

Debt issuance costs are deferred and presented as a reduction to long-term debt. Debt issuance costs are amortized using the effective interest rate method over the term of the loan. Amortization of deferred debt issuance costs are included in interest expense in the consolidated statements of operations.

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

Research and development costs primarily consist of payroll, stock-based compensation, certain manufacturing costs, laboratory costs and other supplies, and the cost to acquire license. Costs incurred in obtaining technology licenses through asset acquisitions are charged to research and development expense if the licensed technology has not reached technological feasibility and has no alternative future use. Payments of such upfront license fees and subsequent development milestones are included as investing cash outflows in the consolidated statements of cash flows.

Stock-Based Compensation

The Company accounts for all stock-based payments to employees and non-employees, including grants of stock options, restricted stock awards, or RSAs, and restricted stock units, or RSUs, based on their respective grant date fair values. The Company estimates the fair

Taysha Gene Therapies, Inc.

Notes to Consolidated Financial Statements

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

The RSAs and RSUs are valued based on the fair value of the Company’s common stock on the date of grant. The Company expenses stock-based compensation related to stock options, RSAs and RSUs over the requisite service period using the straight-line method. Stock-based compensation costs are initially recorded in research and development expense or general and administrative expense in the consolidated statements of operations in a manner consistent with the classification of the respective employee’s payroll costs. A portion of stock-based compensation expense that relates to employees who are directly involved in the buildout of the Company’s cGMP manufacturing facility are capitalized into the cost basis of that asset to the extent that such costs are incurred to bring the asset to the condition and location for its intended use. Forfeitures are recorded as they occur.

Income Taxes

Income taxes are recorded in accordance with ASC 740, Income Taxes (“ASC 740”), which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse, and net operating loss (“NOL”) carryforwards and research and development tax credit (“R&D Credit”) carryforwards. Valuation allowances are provided, if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has recorded a full valuation allowance to reduce its net deferred income tax assets to zero. In the event the Company were to determine that it would be able to realize some or all of its deferred income tax assets in the future, an adjustment to the deferred income tax asset valuation allowance would increase income in the period such determination was made.

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit would more likely than not be realized assuming examination by the taxing authority. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. During the year ended December 31, 2021, the Company recorded an increase in the amount of gross unrecognized tax benefits by $4.7 million. The unrecognized tax benefits, if recognized, would not affect the effective income tax rate due to the valuation allowance that currently offsets deferred tax assets. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months. The Company would recognize any corresponding interest and penalties associated with its income tax positions in income tax expense. There was no income tax interest or penalties incurred for the years ended December 31, 2021 and 2020.

Comprehensive Loss

Comprehensive loss is equal to net loss as presented in the accompanying consolidated statements of operations, as the Company did not have any other comprehensive income or loss for the periods presented.

Recently Adopted Accounting Pronouncements

In August 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-13, Fair Value Measurement (ASC Topic 820) (“ASU 2018-13”), which modifies, removes and adds certain disclosure requirements on fair value measurements based on the FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements. The amendments on changes in unrealized gains and losses, the range and weighted-average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty should be applied prospectively for only the most recent

Taysha Gene Therapies, Inc.

Notes to Consolidated Financial Statements

interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Company adopted ASU 2018-13 as of January 1, 2020 for the annual period. The adoption of the guidance did not have a material impact on the Company’s consolidated financial statements.

In November 2018, the FASB issued ASU No. 2018-18 – Collaborative Arrangements, which clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue when the collaborative arrangement participant is a customer in the context of a unit of account and precludes recognizing as revenue consideration received from a collaborative arrangement participant if the participant is not a customer. The Company early adopted this standard as of January 1, 2020. This ASU requires retrospective adoption to the date the Company adopted ASC 606, which was early adopted upon the Company’s Inception, by recognizing a cumulative-effect adjustment to the opening balance of retained earnings of the earliest annual period presented. As the Company does not have any contracts with customers or collaborative arrangements, the adoption of this guidance did not have any impact on the Company’s consolidated financial statements.

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

Note 3—Supplemental Financial Information

Property, Plant and Equipment, net consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Leasehold improvements	$2,067	$—
Furniture and fixtures	845	—
Computer equipment	1,098	95
Laboratory equipment	1,095	—
Construction in progress	46,004	201
	51,109	296
Accumulated depreciation	(499)	(9)
Property, plant and equipment, net	$50,610	$287

Included in construction in progress at December 31, 2021 was $45.8 million of costs associated with the Build-to-Suit lease (see Note 11), which includes $2.0 million of capitalized payroll and payroll-related costs.

Depreciation expense was $0.5 million and an immaterial amount for the years ended December 31, 2021 and 2020 respectively.

Taysha Gene Therapies, Inc.

Notes to Consolidated Financial Statements

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Accrued research and development	$11,895	$2,106
Accrued compensation	7,703	1,766
Accrued license fees	3,500	—
Accrued property, plant, and equipment	2,644	173
Accrued clinical trials	1,659	—
Accrued professional and consulting fees	1,091	999
Other	1,491	91
Total accrued expenses and other current liabilities	$29,983	$5,135

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Prepaid research and development	$5,218	$2,462
Prepaid clinical trial	3,298	944
Deferred offering costs	545	—
Prepaid bonus	427	409
Prepaid insurance	148	2,480
Other	863	331
Total prepaid expenses and other current assets	$10,499	$6,626

Note 4 – Loan with Silicon Valley Bank

On August 12, 2021 (the “Closing Date”), the Company entered into a Loan and Security Agreement (the “Term Loan Agreement”), by and among the Company, the lenders party thereto from time to time (the “Lenders”) and Silicon Valley Bank, as administrative agent and collateral agent for the Lenders (“Agent”).  The Term Loan Agreement provides for (i) on the Closing Date, $40.0 million aggregate principal amount of term loans available through December 31, 2021, (ii) from January 1, 2022 until September 30, 2022, an additional $20.0 million term loan facility available at the Company’s option upon having three distinct and active clinical stage programs, determined at the discretion of the Agent, at the time of draw, (iii) from October 1, 2022 until March 31, 2023, an additional $20.0 million term loan facility available at the Company’s option upon having three distinct and active clinical stage programs, determined at the discretion of the Agent, at the time of draw and (iv) from April 1, 2023 until December 31, 2023, an additional $20.0 million term loan facility available upon approval by the Agent and the Lenders (collectively, the “Term Loans”). The Company drew $30.0 million in term loans on the Closing Date and $10.0 million in term loans in December 2021.

The interest rate applicable to the Term Loans is the greater of (a) the WSJ Prime Rate plus 3.75% or (b) 7.00% per annum.  The Term Loans are interest only from the Closing Date through August 31, 2024, after which the Company is required to pay equal monthly installments of principal through August 1, 2026, the maturity date.

The Term Loans may be prepaid in full through August 12, 2022 with payment of a 2.00% prepayment premium, after which they may be prepaid in full through August 12, 2023 with payment of a 1.00% prepayment premium, after which they may be prepaid in full with no prepayment premium. An additional final payment of 7.5% of the amount of Terms Loans advanced by the Lenders (“Exit Fee”) will be due upon prepayment or repayment of the Term Loans in full. The Exit Fee of $3.0 million was recorded as debt discount and has also been fully accrued within non-current liabilities as of December 31, 2021. The debt discount is being accreted using the effective interest method over the term of the Term Loans within interest expense in the consolidated statements of operations.

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

Taysha Gene Therapies, Inc.

Notes to Consolidated Financial Statements

entity; changing the nature of the Company’s business; changing the Company’s organizational structure or type; licensing, transferring or disposing of certain assets; granting certain types of liens on the Company’s assets; making certain investments; and paying cash dividends.

The Term Loan Agreement also contains customary representations and warranties, and also includes customary events of default, including payment default, breach of covenants, change of control, and material adverse effects. The Company was in compliance with all covenants under the Term Loan Agreement as of December 31, 2021. Upon the occurrence of an event of default, a default interest rate of an additional 5% per annum may be applied to the outstanding loan balances, and the Lenders may declare all outstanding obligations immediately due and payable and exercise all of its rights and remedies as set forth in the Term Loan Agreement and under applicable law.

During the year ended December 31, 2021, the Company recognized interest expense related to the Term Loan of $1.1 million.

Future principal debt payments on the Term Loan Agreement as of December 31, 2021 are as follows (in thousands):

Year Ending December 31,
2022	-
2023	-
2024	6,667
2025	20,000
2026	13,333
Total principal payments	40,000
Unamortized debt discount	(2,808)
Term Loan, net	$37,192

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

Taysha Gene Therapies, Inc.

Notes to Consolidated Financial Statements

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

Queen’s Agreement

In late December 2019, the Company entered into a research grant agreement (“RGA”) with Queen’s University at Kingston (“Queen’s”), for certain research and development activities related to the generation of AAV9 vector. The Company committed to fund $3.8 million under the RGA with Queen’s, all of which was paid during the year ended December 31, 2020.

On February 21, 2020, the Company entered into a license agreement with Queen’s (the “Queen’s Agreement”) to obtain the exclusive perpetual, royalty-bearing license, with the right to sublicense through multiple tiers, under certain patent rights and know-how of Queen’s, including certain improvements to such patent rights and know-how, to develop products in any field which use one or more valid claims of the patents licensed under the Queen’s Agreement (the “Licensed Patents”), or the technology, information and intellectual property related to the patents licensed under the Queen’s Agreement (together with the Licensed Patents, the “Licensed Products”), and to make, have made, use, sell, offer for sale, import and export Licensed Products and otherwise exploit such patents and know-how for use in certain specified indications. In exchange for the rights granted to the Company, the Company made a cash payment of $3.0 million in April 2020 which is recorded in research and development expenses in the consolidated statements of operations since the acquired license does not have an alternative future use. The Company is obligated to make aggregate cash payments of up to $10.0 million upon the completion of a combination of regulatory milestones and up to $10.0 million upon the completion of a combination of commercial milestones. In further consideration of the rights granted, beginning with the Company’s first commercial sale of the Licensed Products, the Company will also pay an annual earned royalty in the low single digits on net sales of Licensed Products, subject to certain customary reductions, and a percentage of non-royalty sublicensing revenue ranging in the low double digits. Royalties are payable, on a Licensed Products-by-Licensed Products and a country-by-country basis, until expiration of the last valid claim of a Licensed Patent covering such Licensed Products in such country and the expiration of any regulatory exclusivity for such Licensed Products in such country.

No additional milestone payments were made in connection with the Queen’s Agreement during the year ended December 31, 2021.

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

In December 2021 a regulatory milestone was triggered in connection with this agreement and therefore the Company recorded $3.0 million within research and development expenses in the consolidated statements of operations for the year ended December 31, 2021.  The milestone fee was paid in January 2022.

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

Taysha Gene Therapies, Inc.

Notes to Consolidated Financial Statements

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

No additional milestone payments were made in connection with the Abeona Rett Agreement during the year ended December 31, 2021.

Acquisition of Worldwide Rights for TSHA-120 for the treatment of GAN

In March 2021, the Company acquired the exclusive worldwide rights to a clinical-stage AAV9 gene therapy program, now known as TSHA-120, for the treatment of Giant Axonal Neuropathy (“GAN”) pursuant to a license agreement with Hannah’s Hope Fund for Giant Axonal Neuropathy, Inc. (“HHF”). TSHA-120 is an intrathecally dosed AAV9 gene therapy currently being evaluated in a clinical trial for the treatment of GAN. Under the terms of the agreement, in exchange for granting the Company the exclusive worldwide rights to TSHA-120, HHF received an upfront payment of $5.5 million and will be eligible to receive clinical, regulatory and commercial milestones totaling up to $19.3 million, as well as a low, single-digit royalty on net sales upon commercialization of the product.

In exchange for the license rights, the Company recorded an aggregate of $5.5 million within research and development expenses in the consolidated statements of operations since the acquired license does not have an alternative future use. No additional milestone payments were made in connection with this agreement during the year ended December 31, 2021.

Note 6— Related Party Transactions

The Company entered into two secured promissory notes with RA Session II, President and Chief Executive Officer and a member of the Company’s board of directors in January 2020 for an aggregate of $1.67 million, with 10% interest. The Company secured the notes with a first priority security interest in certain assets of the Company. As of December 31, 2020, the Company had repaid the notes in full. As a result, Mr. Session released his security interest in the collateral. During the year ended December 31, 2020, the Company incurred and paid approximately $28,000 of interest expense related to the notes.

Note 7— Stockholders’ Equity (Deficit), Convertible Preferred Stock and Tranche Liability

Authorized shares

The Company amended its certificate of incorporation on March 4, 2020, July 2, 2020 and again on July 28, 2020 such that the total number of shares of common stock authorized to be issued was increased to 32,685,000, and the total number of shares of preferred stock authorized to be issued was increased to 15,647,052, of which 10,000,000 preferred shares were designated Series A convertible preferred stock and 5,647,052 were designated Series B convertible preferred stock. On September 28, 2020, the Company amended its certificate of incorporation such that the total number of shares of common stock authorized to be issued was increased to 200,000,000, and the total number of shares of new preferred stock authorized to be issued was 10,000,000. As of December 31, 2021, no shares of preferred stock were issued or outstanding.

Taysha Gene Therapies, Inc.

Notes to Consolidated Financial Statements

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

Taysha Gene Therapies, Inc.

Notes to Consolidated Financial Statements

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

On September 16, 2020, the Company’s stockholders approved the New Plan, which became effective upon the execution of the underwriting agreement in connection with the IPO. The number of shares available for future issuance under the New Plan is the sum of (1) 3,390,168 new shares of common stock, (2) 209,841 remaining shares of common stock reserved under the Existing Plan that became available for issuance upon the effectiveness of the New Plan and (3) the number of shares of common stock subject to outstanding awards under the Existing Plan when the New Plan became effective that thereafter expire or are forfeited, canceled, withheld to satisfy tax withholding or to purchase or exercise an award, repurchased by the Company or are otherwise terminated. The number of shares of common stock reserved for issuance under the New Plan will automatically increase on January 1 of each year, for a period of ten years, from January 1, 2021 continuing through January 1, 2030, by 5% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Company’s board of directors. On January 1, 2021 the board of directors increased the number of common stock reserved for issuance under the New Plan by 1,434,934 shares. On January 1, 2022 the board of directors increased the number of common stock reserved for issuance under the New Plan by 1,923,697 shares.

Furthermore, on September 16, 2020, the Company’s stockholders approved the Employee Stock Purchase Plan (“ESPP”), which became effective upon the execution of the underwriting agreement in connection with the IPO. The maximum number of shares of common stock that may be issued under the ESPP will not exceed 362,000 shares of common stock, plus the number of shares of common stock that are automatically added on January 1st of each year for a period of up to ten years, commencing on the first January 1 following the IPO Date and ending on (and including) January 1, 2030, in an amount equal to the lesser of (i) one percent (1.0%) of the total number of shares of capital stock outstanding on December 31st of the preceding calendar year, and (ii) 724,000 shares of common stock. No shares were added to the ESPP in 2021, and no issuances have been made under the ESPP as of December 31, 2021. On January 1, 2022, the board of directors increased the number of common stock reserved for issuance under the ESPP by 384,739.

Taysha Gene Therapies, Inc.

Notes to Consolidated Financial Statements

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

During the year ended December 31, 2021, option to purchase 3,192,600 shares of common stock under the New Plan were awarded with a weighted-average grant date fair value per share of $16.33. The stock options vest over one to four years and have a ten-year contractual term.

The following weighted-average assumptions were used to estimate the fair value of stock options, excluding the Cancelled Options, for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Risk-free interest rate	0.84%	0.54%
Expected dividend yield	—	—
Expected term in years	6.0	6.2
Expected volatility	75%	77%

Taysha Gene Therapies, Inc.

Notes to Consolidated Financial Statements

The following table summarizes stock option activity during the year ended December 31, 2021:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Stock	Exercise	Contractual	Value
	Options	Price	Life (in years)	(in thousands)
Outstanding at December 31, 2019	—	$—	—	$—
Options granted	674,842	20.68
Outstanding at December 31, 2020	674,842	$20.68	9.8	$3,953
Options granted	3,192,600	24.99
Options cancelled or forfeited	(217,480)	26.07
Outstanding at December 31, 2021	3,649,962	$24.13	9.2	$—
Options exercisable at December 31, 2021	243,722	$21.30	8.7	$—

The aggregate intrinsic value in the above table is calculated as the difference between the fair value of the Company’s common stock as of December 31, 2021 and the exercise price of the stock options. As of December 31, 2021, the total unrecognized compensation related to unvested stock option awards granted was $44.7 million, which the Company expects to recognize over a weighted-average period of approximately 3.1 years.  No stock options were exercised during the period.

Restricted Stock Units

On September 2, 2020, the Company issued 331,121 RSUs to an employee under the Existing Plan; 25% of the shares of common stock underlying the RSUs vest at each anniversary over a four-year period. The RSUs are subject to a service-based vesting condition. The RSUs were also subject to a liquidity-based performance vesting condition that was met upon the closing of the IPO. The Company at any time may accelerate the vesting of the RSUs. Such shares are not accounted for as outstanding until they vest. As of December 31, 2021, the total unrecognized compensation related to unvested RSUs granted, including the remaining compensation cost associated with the RSUs granted on September 2, 2020 in exchange for the Cancelled Options, was $10.7 million which is expected to be amortized on a straight-line basis over the weighted- average remaining vesting period of approximately 1.5 years.

The Company's default tax withholding method for RSUs is the sell-to-cover method, in which shares with a market value equivalent to the tax withholding obligation are sold on behalf of the holder of the RSUs upon vesting and settlement to cover the tax withholding liability and the cash proceeds from such sales are remitted by the Company to taxing authorities.

The Company’s RSU activity for the year ended December 31, 2021 and 2020 was as follows:

		Weighted
		Average
		Grant Date
	Number	Fair Value
	of Shares	per Share
Nonvested at January 1, 2020	—	$—
Replacement restricted units granted	2,518,932	5.25
Restricted units granted	331,121	14.90
Vested	—	—
Nonvested at December 31, 2020	2,850,053	6.37
Restricted units granted	—	—
Vested	(712,510)	6.37
Cancelled or forfeited	(250,778)	5.25
Nonvested at December 31, 2021	1,886,765	$6.52

Restricted Stock Awards

RA Session II, the Company’s President and Chief Executive Officer, was awarded 769,058 RSAs under the Existing Plan on July 1, 2020, which are expected to vest over a three-year term, subject to continuous employment. As of December 31, 2021, the total unrecognized compensation related to unvested RSAs granted was $1.8 million which is expected to be amortized on a straight-line basis

Taysha Gene Therapies, Inc.

Notes to Consolidated Financial Statements

over the weighted average remaining vesting period of approximately 0.6 years. The fair value of these RSAs at the grant date of July 1, 2020 was $5.28 per share.

The Company’s RSA activity for the year ended December 31, 2021 and 2020 was as follows:

		Weighted
		Average
		Grant Date
	Number	Fair Value
	of Shares	per Share
Nonvested at December 31, 2019	—	$—
Restricted stock granted	769,058	5.28
Vested	—	—
Nonvested at December 31, 2020	769,058	$5.28
Restricted stock granted	—	—
Vested	(427,083)	5.28
Nonvested at December 31, 2021	341,975	$5.28

During the year ended December 31, 2021, $0.4 million of stock-based compensation expense was capitalized as part of construction in process (see Note 3). The following table summarizes the total remaining stock-based compensation expense for the stock options, RSAs and RSUs recorded in the consolidated statements of operations for the years ended December 31, 2021 and 2020 (in thousands):

	For the Year Ended December 31,
	2021	2020
Research and development expense	$8,286	$1,167
General and administrative expense	9,898	2,187
Total	$18,184	$3,354

Note 9—Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Since the Company had a net loss in the periods presented, basic and diluted net loss per common share are the same.

The following table represents the calculation of basic and diluted net loss per common share for the years ended December 31, 2021 and 2020, respectively (in thousands, except share and per share data):

	For the Year Ended December 31
	2021	2020
Net loss	$(174,523)	$(60,011)
Weighted-average shares of common stock outstanding used to compute net loss per common share, basic and diluted	37,650,566	17,665,683
Net loss per common share, basic and diluted	$(4.64)	$(3.40)

The following common stock equivalents outstanding as of December 31, 2021 and 2020, respectively, were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti‑dilutive:

	December 31, 2021	December 31, 2020
Unvested RSUs	1,886,765	2,850,053
Unvested RSAs	341,975	769,058
Stock options	3,649,962	674,842
Total	5,878,702	4,293,953

Taysha Gene Therapies, Inc.

Notes to Consolidated Financial Statements

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

On March 27, 2020, the CARES Act, an economic relief package in response to the COVID-19 pandemic, was signed into law. The CARES Act contains several corporate income tax provisions, including making remaining alternative minimum tax credits immediately refundable; providing a 5-year carryback of NOL carryforwards generated in tax years 2018, 2019, and 2020, and removing the 80% taxable income limitation on utilization of those NOLs if carried back to prior tax years or utilized in tax years beginning before 2021; and temporarily liberalizing the interest deductibility rules under Section 163(j) of the Tax Cuts and Jobs Act, by raising the adjusted taxable income limitation from 30% to 50% for tax years 2019 and 2020 and giving taxpayers the election of using 2019 adjusted taxable income for purposes of computing 2020 interest deductibility. The CARES Act did not have a material effect on the realizability of deferred income tax assets or tax expense in 2021 or 2020.

The effective tax rate of the Company's provision (benefit) for income taxes differs from the federal statutory rate as follows:

	For the Year Ended December 31,
	2021	2020
Statutory rate	21.00%	21.00%
State tax	0.20%	0.06%
Research and development tax credits	7.68%	1.06%
Other permanent differences	(1.12)%	(0.25)%
Change in valuation allowance	(27.76)%	(15.91)%
Change in fair value of tranche liability	(0.00)%	(5.96)%
Income tax provision (benefit)	0.00%	0.00%

Deferred tax assets and valuation allowance

Deferred tax assets reflect the tax effects of NOLs, tax credit carryovers, and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2021 and 2020, the significant components of the Company’s net deferred tax asset are as follows (in thousands):

	For the Year Ended December 31,
	2021	2020
Net operating loss carryforwards	$37,005	$5,810
Tax credit carryforwards	14,813	672
Accruals and reserves	1,467	334
Other	103	21
Intangibles	4,169	2,390
Non-qualified stock options	674	555
Total deferred tax assets	58,231	9,782
Valuation allowance	(58,231)	(9,782)
Deferred tax asset, net of allowance	$—	$—

There are no deferred tax liabilities as of December 31, 2021 and 2020, respectively. The valuation allowance is equal to the total deferred tax asset amounts as of December 31, 2021 and 2020 as there are no deferred tax liabilities in the respective periods. ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is "more likely than not." Realization of the future tax benefits is dependent on the Company's ability to generate sufficient taxable income within the carryforward period. Because of the Company's recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance.

Taysha Gene Therapies, Inc.

Notes to Consolidated Financial Statements

The valuation allowance increased by $48.4 million during the year ended December 31, 2021 and by $9.5 million during the year ended December 31, 2020.

As of December 31, 2021, there were net federal operating losses of $175.6 million, state operating losses of $4.1 million, federal tax credit carryforward of $19.0 million, and state tax credit carryforward of $1.0 million. The net operating losses and state tax credit carryforward do not expire. As of December 31, 2020, there were net federal operating losses of $27.7 million, federal tax credit carryforward of $0.9 million, and state tax credit carryforward of less than $0.1 million. The federal tax credit carryforward will expire in 2040. The Company files federal and state income tax returns and, in the normal course of business, the Company is subject to examination by these taxing authorities. All periods since Inception are subject to examination by these taxing authorities, where applicable. There are currently no pending income tax examinations.

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

Commitments

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. The Company’s maximum exposure under these arrangements is unknown at December 31, 2021. The Company does not anticipate recognizing any significant losses relating to these arrangements.

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

The Company was not required to provide a security deposit in connection with its entry into the Durham Lease. The Company will be responsible for constructing interior improvements within the Facility. The Company was required to place $2.6 million in an escrow account which will be released when the improvements are substantially complete. The escrow funds are recorded as restricted cash on the consolidated balance sheet as of December 31, 2021 and are expected to be released in 2023. The Durham Landlord has the right to terminate the Durham Lease upon specified events of default, including the Company’s failure to pay rent in a timely manner and upon the occurrence of certain events of insolvency with respect to the Company.

The Company incurred initial direct costs to enter into the Durham Lease of approximately $0.8 million. The costs have been recorded on the consolidated balance sheets as a deferred lease asset and are being amortized into earnings over the term of the Durham Lease.

In accordance with ASC Topic 840, Leases, the Company is deemed, for accounting purposes only, to be the owner of the entire leased Facility, including the building shell, during the construction period because of the Company’s level of direct financial and operational involvement in the substantial tenant improvements, including structural improvements, required to build out the Facility. As a result, the Company capitalized approximately $26.3 million as a build-to-suit asset within property, plant and equipment, net and

Taysha Gene Therapies, Inc.

Notes to Consolidated Financial Statements

recognized a corresponding build-to-suit lease financing obligation as a liability on its consolidated balance sheets equal to the fair value of the existing building shell using comparable market prices per square foot for similar space for public real estate transactions in the surrounding area at commencement of construction. Additionally, construction costs incurred as part of the build-out and tenant improvements are also capitalized within property, plant and equipment, net. Costs of approximately $45.8 million have been capitalized during the year ended December 31, 2021, related to both equipment purchases and the build-out of the leased Facility. The Company will assess and determine if the build-to-suit asset and corresponding liability should be derecognized upon completion of construction.

Dallas Lease

On January 11, 2021, the Company entered into a lease agreement (the “Dallas Lease”) with Pegasus Park, LLC, a Delaware limited liability company (the “Dallas Landlord”), pursuant to which the Company will lease approximately 15,000 square feet of office space at 3000 Pegasus Park Drive, Dallas, Texas 75247 (the “Office Space”).

The Dallas Lease commenced on May 27, 2021, and has a term of approximately ten years. The Company has an option to extend the term of the Dallas Lease for one additional period of five years. The Company’s obligation for the payment of base rent for the Office Space is initially approximately $32,500 per month and will increase annually, up to an estimated monthly base rent of $50,000 during the term of the Dallas Lease. The Company is obligated to pay operating costs and utilities applicable to the Office Space. Total future minimum lease payments under the Dallas Lease over the initial 10 year term are approximately $4.9 million. The Company is responsible for costs of constructing interior improvements within the Office Space that exceed $40.00 per rentable square foot construction allowance provided by the Dallas Landlord.

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

As of December 31, 2021, the Company recognized approximately $0.6 million of lease construction incentive based on the construction allowance provided. The construction incentive has been recorded on the consolidated balance sheets as a deferred lease incentive obligation and is being amortized into earnings as a deduction of rent expense over the term of the Dallas Lease.

Dallas Lease Expansion

On December 14, 2021, the Company amended the Dallas Lease (the “Dallas Lease Amendment”) with the Dallas Landlord, pursuant to which the Company will lease approximately 18,000 square feet of office space adjacent to the Office Space at 3000 Pegasus Park Drive, Dallas, Texas 75247 (the “Expansion Premises”).

 The Dallas Lease Amendment commences on the date on which certain improvements to the Expansion Premises have been made and the Expansion Premises is tendered to the Company for possession, which the Company and the Dallas Landlord presently anticipate to be delivered on or about June 1, 2022, and will have a term of approximately ten years. The Company’s obligation for the payment of base rent for the Expansion Premises will initially be approximately $40,000 per month and will increase annually, up to an estimated monthly base rent of $62,000 during the term of the Dallas Lease Expansion.

The Company is obligated to pay operating costs and utilities applicable to the Expansion Premises. Total future minimum lease payments under the Dallas Lease over the initial 10 year term are approximately $6.0 million. The Company will be responsible for costs of constructing interior improvements within the Expansion Premises that exceed a $40.00 per rentable square foot construction allowance provided by the Dallas Landlord

The Company has a right of first refusal with respect to certain additional office space on the 15th floor at 3000 Pegasus Park Drive, Dallas, Texas 75247 before the Dallas Landlord accepts any offer for such space.

Taysha Gene Therapies, Inc.

Notes to Consolidated Financial Statements

On-site Generation Lease

On June 30, 2021, the Company entered into a lease agreement (the “On-site Generation Lease”) with an Electricity Utility Company (the “On-site Generation Landlord”), pursuant to which the Company will lease equipment to generate its supply of electricity (the “Leased Equipment”).

The On-site Generation Lease has not commenced as of December 31, 2021, as the Company does not have the right to operate nor control the leased equipment. The On-site Generation Lease will have an initial term of ten years, and will automatically renew annually thereafter until terminated. The Company’s obligation for the payment of fees for the Leased Equipment and monthly maintenance and fuel acquisition costs (the “Monthly Rate”) is $29,465 per month and eight advanced monthly payments of $126,500. Total future minimum lease payments under the On-site Generation Lease over the initial ten-year term, including the advanced payments, are approximately $4.5 million.

The On-site Generation Landlord has the right to terminate the lease upon breach of a material provision of the On-site Generation Lease, including the Company’s failure to pay financial obligations in a timely manner.

Central Utilities Building

On December 21, 2021, the Company entered into a lease agreement for a Central Utilities Building (the “CUB Lease”) with an Electricity Utility Company (the “CUB Landlord”), pursuant to which the Company will lease equipment to maintain and distribute its supply of electricity (the “Leased CUB”).

The CUB Lease has not commenced as of December 31, 2021, as the Company does not have the right to operate nor control the leased equipment. The CUB Lease will have an initial term of ten years. After the initial term CUB Lease will renew on an annual basis until terminated. The Company’s obligation for the payment of fees (the “Monthly Fees”) for the CUB Lease is $82,700 per month and ten advanced monthly payments of $169,753. Total future minimum lease payments under the CUB Lease over the initial ten-year term, including advanced payments, are approximately $11.6 million.

The CUB Landlord has the right to terminate the lease upon breach of a material provision of the CUB Lease, including the Company’s failure to pay financial obligations in a timely manner.

The following table summarizes aggregate lease commitments as of December 31, 2021 (in thousands):

Year Ending December 31,
2022	$4,848
2023	4,201
2024	4,301
2025	4,372
2026	3,868
Thereafter	30,563
Total Lease Commitments	$52,153

Note 12 – Retirement Plan

In July 2021, the Company adopted a 401(k) retirement savings plan that provides retirement benefits to all full-time employees. Eligible employees may contribute a percentage of their annual compensation, subject to Internal Revenue Service limitations. The Company contributed $0.4 million to the 401(k) retirement savings plan for the year ended December 31, 2021.

Taysha Gene Therapies, Inc.

Notes to Consolidated Financial Statements

Note 13—Subsequent Events

License Agreement for CLN7

In March 2022, the Company entered into a license agreement with UT Southwestern to which the Company obtained an exclusive worldwide, royalty-bearing license with right to grant sublicenses to develop, manufacture, use, and commercialize licensed products for gene therapy for CLN7, a form of Batten Disease. In connection with the license agreement, the Company will pay a one-time up-front license fee of $0.3 million. The Company is obligated to pay UT Southwestern up to $7.7 million in regulatory-related milestones and up to $7.5 million in sales-related milestones, as well as a low, single-digit royalty on net sales upon commercialization of the product.

TSHA-102 for the Treatment of Rett Syndrome

In March 2022, the Company received a No Objection letter from Health Canada on the Company’s Clinical Trial Application (CTA) for TSHA-102 for treatment of Rett Syndrome.

Strategic Prioritization

In March 2022, the Company implemented changes to the Company’s organizational structure as well as a broader operational cost reduction plan to enable the Company to focus on specific clinical-stage programs for GAN and Rett syndrome. The Company will conduct small proof-of-concept studies in CLN1 disease and SLC13A5 deficiency. Development of the CLN7 program will continue in collaboration with existing partners with future clinical development to focus on the first-generation construct. All other research and development activities will be paused to increase operational efficiency.

In connection with prioritization of programs, the Company reduced headcount by approximately 35% across all functions. The Company estimates that the severance and termination-related costs will total approximately $1.4 million and will be recorded in the first quarter of 2022. The Company expects that the payment of these costs will be substantially complete by the end of the second quarter of 2022.

Equity Grants

In January, February, and March 2022, the Company granted options to purchase an aggregate of 1,874,100 shares of its common stock at a weighted-average exercise price of $6.23 per share.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act ), as of the end of the period covered by this Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Form 10-K was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Management conducted an assessment of our internal control over financial reporting based on the framework established in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2021, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting as required by Section 404(c) of the Sarbanes Oxley Act of 2002. Because we qualify as an emerging growth company under the JOBS Act, management’s report was not subject to attestation by our independent registered public accounting firm.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

Amendment to Sales Agreement

On March 30, 2022, the Company entered into an amendment (the “Amendment”) to the Sales Agreement, dated October 5, 2021 (the “Agreement”), among the Company, Wells Fargo Securities, LLC, and SVB Securities LLC (f/k/a SVB Leerink LLC). The Amendment modifies the parties to the Agreement to, among other things, include Goldman Sachs & Co. LLC as an additional Sales Agent (as defined in the Agreement).

The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by the full text of the Amendment, which is attached as Exhibit 10.19 hereto and is incorporated by reference herein.

Strategic Prioritization

The information set forth below is included herein for the purpose of providing disclosure under “Item 2.05 - Costs Associated with Exit or Disposal Activities” of Form 8-K.

In March 2022, pursuant to the approval by the Board of Directors of the Company’s budget, the Company implemented changes to the Company’s organizational structure as well as a broader operational cost reduction plan to enable the Company to focus on specific clinical-stage programs for GAN and Rett syndrome. The Company will conduct small proof-of-concept studies in CLN1 disease and SLC13A5 deficiency. Development of the CLN7 program will continue in collaboration with existing partners with future clinical development to focus on the first-generation construct. All other research and development activities will be paused to increase operational efficiency.  In connection with prioritization of programs, the Company reduced headcount by approximately 35% across all functions. The Company estimates that the severance and termination-related costs will total approximately $1.4 million and will be recorded in the first quarter of 2022. The Company expects that the payment of these costs will be substantially complete by the end of the second quarter of 2022.

The Company’s estimates are based on several assumptions. Actual results may differ materially, and additional charges not currently expected may be incurred in connection with, or as a result of, the headcount reductions.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2022 annual meeting of stockholders, or the Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2021, under the captions “Information Regarding the Board of Directors and Corporate Governance,” “Election of Directors” and “Executive Officers” and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item will be set forth in the Proxy Statement under the captions “Executive Compensation” and “Director Compensation” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be set forth in the Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be set forth in the Proxy Statement under the captions “Transactions with Related Persons and Indemnification” and “Independence of the Board of Directors” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be set forth in the Proxy Statement under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Financial Statements

The following report and financial statements of the Company are included in this Annual Report on Form 10-K:

•	Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)
•	Consolidated Balance Sheets
•	Consolidated Statements of Operations
•	Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
•	Consolidated Statements of Cash Flows
•	Notes to Consolidated Financial Statements

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

4.1

Amended and Restated Investors’ Rights Agreement, by and among the Company and certain of its stockholders, dated July 2, 2020 (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-248559), filed with the Securities and Exchange Commission on September 2, 2020)

4.2

Description of the Company’s Common Stock (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K (File No. 001-39536), filed with the Securities Exchange Commission on March 3, 2021.

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

10.5†#

License Agreement, by and between the Company and Abeona Therapeutics Inc., dated as of October 29, 2020 (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K (File No. 001-39536), filed with the Securities and Exchange Commission on March 2, 2021.

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

10.13+

Amended and Restated Offer Letter, effective as of September 24, 2020, by and between the Company and Kamran Alam (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K (File No. 001-39536), filed with the Securities and Exchange Commission on March 3, 2021).

10.14+

Amended and Restated Offer Letter, effective as of September 24, 2020, by and between the Company and Suyash Prasad (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K (File No. 001-39536), filed with the Securities and Exchange Commission on March 3, 2021).

10.15

Lease, dated December 17, 2020, by and between Patriot Park Partners II, LLC and the Company (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K (File No. 001-39536), filed with the Securities and Exchange Commission on March 3, 2021).

10.16

Loan and Security Agreement, dated August 12, 2021, by and among the Company, the lenders party thereto from time to time and Silicon Valley Bank, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-39536), filed with the Securities and Exchange Commission on August 16, 2021).

10.17

Lease Agreement, dated January 8, 2021, by and between Pegasus Park, LLC and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-39536), filed with the Securities and Exchange Commission on August 16, 2021).

10.18*	First Amendment to Lease Agreement, dated December 14, 2021, by and between Pegasus Park, LLC and the Company.
10.19*	Amendment No. 1 to Sales Agreement, dated March 30, 2022, by and among the Company, Goldman Sachs & Co. LLC, SVB Securities LLC and Wells Fargo Securities, LLC.
23.1*	Consent of Deloitte & Touche LLP
24.1*	Power of Attorney (included on signature page)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*##	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*##	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within Inline XBRL document)

*	Filed herewith.

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

TAYSHA GENE THERAPIES, INC.

Date: March 31, 2022	By:	/s/ RA Session II
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

Signature	Title	Date

/s/ RA Session II	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2022
RA Session II

/s/ Kamran Alam	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2022
Kamran Alam

/s/ Phillip B. Donenberg	Director	March 31, 2022
Phillip B. Donenberg

/s/ Sean P. Nolan	Director	March 31, 2022
Sean P. Nolan

/s/ Paul B. Manning	Director	March 31, 2022
Paul B. Manning

/s/ Sukumar Nagendran, M.D.	Director	March 31, 2022
Sukumar Nagendran, M.D.

/s/ Kathleen Reape, M.D.	Director	March 31, 2022
Kathleen Reape, M.D.

/s/ Laura Sepp-Lorenzino, Ph.D.	Director	March 31, 2022
Laura Sepp-Lorenzino, Ph.D.