Form 10-Q
period 2022-03-31
Taysha Gene Therapies, Inc.
filed 2022-05-16
CIK 1806310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 16, 2022, the registrant had 40,546,392 shares of common stock, $0.00001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Taysha Gene Therapies, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$96,630	$149,103
Prepaid expenses and other current assets	10,261	10,499
Total current assets	106,891	159,602
Restricted cash	2,637	2,637
Deferred lease asset	655	667
Property, plant and equipment, net	55,120	50,610
Other non-current assets	673	440
Total assets	$165,976	$213,956
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$21,997	$21,763
Accrued expenses and other current liabilities	26,620	29,983
Total current liabilities	48,617	51,746
Build-to-suit lease liability	25,752	25,900
Term loan, net	37,386	37,192
Other non-current liabilities	3,496	3,735
Total liabilities	115,251	118,573
Commitments and contingencies - Note 9
Stockholders' equity
Preferred stock, $0.00001 par value per share; 10,000,000 shares authorized and no shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.00001 par value per share; 200,000,000 shares authorized and 38,473,945 issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Additional paid-in capital	336,485	331,032
Accumulated deficit	(285,760)	(235,649)
Total stockholders’ equity	50,725	95,383
Total liabilities and stockholders' equity	$165,976	$213,956

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Taysha Gene Therapies, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Operating expenses:
Research and development	$37,799	$23,854
General and administrative	11,469	8,236
Total operating expenses	49,268	32,090
Loss from operations	(49,268)	(32,090)
Other income (expense):
Interest income	14	66
Interest expense	(849)	—
Other expense	(8)	—
Total other income (expense), net	(843)	66
Net loss	$(50,111)	$(32,024)
Net loss per common share, basic and diluted	$(1.31)	$(0.87)
Weighted average common shares outstanding, basic and diluted	38,174,717	36,992,377

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Taysha Gene Therapies, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

For the Three Months Ended March 31, 2022

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2021	38,473,945	$—	$331,032	$(235,649)	$95,383
Stock-based compensation	—	—	5,453	—	5,453
Net loss	—	—	—	(50,111)	(50,111)
Balance as of March 31, 2022	38,473,945	$—	$336,485	$(285,760)	$50,725

For the Three Months Ended March 31, 2021

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2020	37,761,435	$—	$312,428	$(61,126)	$251,302
Stock-based compensation	—	—	3,594	—	3,594
Net loss	—	—	—	(32,024)	(32,024)
Balance as of March 31, 2021	37,761,435	$—	$316,022	$(93,150)	$222,872

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Taysha Gene Therapies, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(50,111)	$(32,024)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	257	32
Research and development license expense	1,250	5,500
Stock-based compensation	5,329	3,594
Other	194	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	271	(4,184)
Accounts payable	2,544	1,872
Accrued expenses and other liabilities	(538)	3,183
Due to related party	—	(8)
Net cash used in operating activities	(40,804)	(22,035)
Cash flows from investing activities
Purchase of research and development license	(3,000)	—
Purchase of property, plant and equipment	(8,427)	(534)
Net cash used in investing activities	(11,427)	(534)
Cash flows from financing activities
Payment of shelf registration costs	(151)	—
ESPP contributions	277	—
Other	(368)	—
Net cash used in financing activities	(242)	—
Net decrease in cash, cash equivalents and restricted cash	(52,473)	(22,569)
Cash, cash equivalents and restricted cash at the beginning of the period	151,740	251,253
Cash, cash equivalents and restricted cash at the end of the period	$99,267	$228,684
Cash and cash equivalents	96,630	228,684
Restricted cash	2,637	—
Cash, cash equivalents and restricted cash at the end of the period	$99,267	$228,684
Supplemental disclosure of cash flow information:
Cash paid for interest	$419	$—
Supplemental disclosure of noncash investing and financing activities:
Property, plant and equipment in accounts payable and accrued expenses	4,513	1,101
Acquisition of property, plant and equipment funded by landlord	—	607
Deferred offering costs not yet paid	21	128
Purchase of research and development license not yet paid	1,250	5,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

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

Sales Agreement

On October 5, 2021, the Company entered into a Sales Agreement (the “Sales Agreement”) with SVB Securities LLC (f/k/a  SVB Leerink LLC) and Wells Fargo Securities, LLC (collectively, the “Sales Agents”), pursuant to which the Company may issue and sell, from time to time in its sole discretion, shares of its common stock having an aggregate offering price of up to $150.0 million through the Sales Agents. In March 2022, the Company amended the Sales Agreement to, among other things, include Goldman Sachs & Co. LLC as an additional Sales Agent. The Sales Agents may sell common stock by any method permitted by law deemed to be an “at-the-market offering” as defined in Rule 415(a)(4) of the Securities Act, including sales made directly on or through the Nasdaq Global Select Market or any other existing trade market for the common stock, in negotiated transactions at market prices prevailing at the time of sale or at prices related to prevailing market prices, or any other method permitted by law. The Sales Agents will be entitled to receive 3.0% of the gross sales price per share of common stock sold under the Sales Agreement. As of March 31, 2022, no shares of common stock had been issued and sold pursuant to the Sales Agreement. The Company sold 2.0 million shares under the Sales Agreement in April 2022 (see Note 12).

Liquidity and Capital Resources

The Company has incurred operating losses since inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of March 31, 2022, the Company had an accumulated deficit of $285.8 million.

Future capital requirements will depend on many factors, including the timing and extent of spending on research and development and the market acceptance of the Company’s products. The Company will need to obtain additional financing in order to complete clinical studies and launch and commercialize any product candidates for which it receives regulatory approval. There can be no assurance that such financing will be available or will be on terms acceptable to the Company. As of March 31, 2022, the Company had cash and cash equivalents of $96.6 million which the Company believes will be sufficient to fund its planned operations for a period of at least twelve months from the date of issuance of these condensed consolidated financial statements.

In December 2019, the novel coronavirus that causes the disease COVID-19 emerged and has subsequently spread worldwide. The Company has been actively monitoring COVID-19 and its impact globally. Management believes the financial results for the three months ended March 31, 2022 were not significantly impacted by the COVID-19 pandemic. In addition, management believes the Company’s remote and hybrid working arrangements have had limited impact on the Company’s ability to maintain internal operations during the three months ended March 31, 2022. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition will depend on future developments that are highly uncertain, including new information that may emerge concerning COVID-19 and the actions taken to contain or treat COVID-19.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States ("GAAP") as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X and are consistent in all material respects with those included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission ("SEC") on March 31, 2022 (the “2021 Annual Report”). In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The consolidated balance sheet as of December 31, 2021 is derived from audited financial statements, however, it does not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s 2021 Annual Report.

Principles of Consolidation

The accompanying interim condensed consolidated financial statements include the accounts of Taysha and its inactive wholly owned U.S. subsidiaries that were incorporated during 2020, and two foreign subsidiaries incorporated during 2021. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The most significant estimates and assumptions in the Company’s financial statements relate to the determination of the fair value of the common stock prior to the Company’s initial public offering (“IPO”) in September 2020 (as an input into stock-based compensation), and estimating preclinical manufacturing accruals and accrued or prepaid research and development expenses. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected. In response to the ongoing and rapidly evolving COVID-19 pandemic, management considered the impact of the estimated economic implications on the Company’s critical and significant accounting estimates, including assessment of impairment of long-lived assets.

Significant Accounting Policies

There have been no changes in the Company’s significant accounting policies as disclosed in Note 2 to the audited consolidated financial statements included in the 2021 Annual Report.

Comprehensive Loss

Comprehensive loss is equal to net loss as presented in the accompanying condensed consolidated statements of operations.

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

Note 3—Balance Sheet Components

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Prepaid research and development	$5,793	$5,218
Prepaid clinical trial	2,705	3,298
Deferred offering costs	566	545
Prepaid bonus	136	427
Prepaid insurance	120	148
Other	941	863
Total prepaid expenses and other current assets	$10,261	$10,499

Property, plant and equipment consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Leasehold improvements	$2,055	$2,067
Laboratory equipment	1,262	1,095
Computer equipment	1,149	1,098
Furniture and fixtures	881	845
Construction in progress	50,527	46,004
	55,874	51,109
Accumulated depreciation	(754)	(499)
Property, plant and equipment, net	$55,120	$50,610

Included in construction in progress at March 31, 2022 was $50.4 million of costs associated with the Build-to-Suit lease (see Note 9), which includes $3.0 million of capitalized payroll and payroll-related costs.

Depreciation expense was $0.3 million for the three months ended March 31, 2022 and less than $0.1 million for the three months ended March 31, 2021.

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrued research and development	$15,080	$11,895
Accrued severance	2,273	—
Accrued compensation	2,182	7,703
Accrued license fees	1,750	3,500
Accrued property plant and equipment	1,501	2,644
Accrued professional and consulting fees	1,281	1,091
Accrued clinical trial	967	1,659
Other	1,586	1,491
Total accrued expenses and other current liabilities	$26,620	$29,983

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

The Term Loans may be prepaid in full through August 12, 2022 with payment of a 2.00% prepayment premium, after which they may be prepaid in full through August 12, 2023 with payment of a 1.00% prepayment premium, after which they may be prepaid in full with no prepayment premium. An additional final payment of 7.5% of the amount of Terms Loans advanced by the Lenders (“Exit Fee”) will be due upon prepayment or repayment of the Term Loans in full. The Exit Fee of $3.0 million was recorded as debt discount and has also been fully accrued within non-current liabilities as of March 31, 2022. The debt discount is being accreted using the effective interest method over the term of the Term Loans within interest expense in the condensed consolidated statements of operations.

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

The Term Loan Agreement also contains customary representations and warranties, and also includes customary events of default, including payment default, breach of covenants, change of control, and material adverse effects. The Company was in compliance with all covenants under the Term Loan Agreement as of March 31, 2022. Upon the occurrence of an event of default, a default interest rate of an additional 5% per annum may be applied to the outstanding loan balances, and the Lenders may declare all outstanding obligations immediately due and payable and exercise all of its rights and remedies as set forth in the Term Loan Agreement and under applicable law.

During the three months ended March 31, 2022, the Company recognized interest expense related to the Term Loan of $0.9 million.

Future principal debt payments on the loan payable as of March 31, 2022 are as follows (in thousands):

Year Ending December 31,
2022	—
2023	—
2024	6,667
2025	20,000
2026	13,333
Total principal payments	40,000
Unamortized debt discount	(2,614)
Term Loan, net	$37,386

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

On April 2, 2020, the Company amended the UT Southwestern Agreement to include the addition of another licensed product and certain indications, and a right of first refusal to the Company over certain patient dosing patents. No additional consideration was transferred in connection with this amendment.  In March 2022, the Company and UT Southwestern mutually agreed to revise the payment schedules and current performance expectations of the current sponsored research agreements under the UT Southwestern Agreement and defer payments by fifteen months.

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

In November 2019, as partial consideration for the license rights granted under the UT Southwestern Agreement, the Company issued 2,179,000 shares of its common stock, or 20% of its then outstanding fully-diluted common stock, to UT Southwestern. As additional consideration, UT Southwestern was entitled to receive additional shares if their holdings fell below 10% on a fully-diluted basis before or as a result of the completion of a qualified financing. In March 2020, following the initial closing of the Series A convertible preferred stock agreement, which met the definition of such qualified financing, the anti-dilution feature expired and no additional shares were issued. The Company is aware that UT Southwestern no longer owns such shares of common stock as of January 2022. The Company does not have any future milestone or royalty obligations to UT Southwestern under the UT Southwestern Agreement other than costs related to maintenance of patents.

Queen’s Agreement

On February 21, 2020, the Company entered into a license agreement with Queen’s (the “Queen’s Agreement”) to obtain the exclusive perpetual, royalty-bearing license, with the right to sublicense through multiple tiers, under certain patent rights and know-how of Queen’s, including certain improvements to such patent rights and know-how, to develop products in any field which use one or more valid claims of the patents licensed under the Queen’s Agreement (the “Licensed Patents”), or the technology, information and intellectual property related to the patents licensed under the Queen’s Agreement (together with the Licensed Patents, the “Licensed Products”), and to make, have made, use, sell, offer for sale, import and export Licensed Products and otherwise exploit such patents and know-how for use in certain specified indications. In exchange for the rights granted to the Company, the Company made a cash payment of $3.0 million in April 2020 which was recorded within research and development expenses in the consolidated statements of operations for the year ended December 31, 2020 since the acquired license does not have an alternative future use. The Company is obligated to make aggregate cash payments of up to $10.0 million upon the completion of a combination of regulatory milestones and up to $10.0 million upon the completion of a combination of commercial milestones. In further consideration of the rights granted, beginning with the Company’s first commercial sale of the Licensed Products, the Company will also pay an annual earned royalty in the low single digits on net sales of Licensed Products, subject to certain customary reductions, and a percentage of non-royalty sublicensing revenue ranging in the low double digits. Royalties are payable, on a Licensed Products-by-Licensed Products and a country-by-country basis, until expiration of the last valid claim of a Licensed Patent covering such Licensed Products in such country and the expiration of any regulatory exclusivity for such Licensed Products in such country.

No additional milestone payments were made in connection with the Queen’s Agreement during the three months ended March 31, 2022.

Abeona CLN1 Agreements

In August 2020, the Company entered into license and inventory purchase agreements (collectively, the “Abeona Agreements”) with Abeona Therapeutics Inc. (“Abeona”) for worldwide exclusive rights to certain intellectual property rights and know-how relating to the research, development and manufacture of ABO-202, an AAV-based gene therapy for CLN1 disease (also known as infantile Batten disease). Under the terms of the Abeona Agreements, the Company made initial cash payments to Abeona of $3.0 million for the license fee and $4.0 million for purchase of clinical materials and reimbursement for previously incurred development costs in October 2020. In exchange for the license rights, the Company recorded an aggregate of $7.0 million within research and development expenses in the consolidated statements of operations for the year ended December 31, 2020 since the acquired license or acquired inventory do not have an alternative future use. The Company is obligated to make up to $26.0 million in regulatory-related milestones and up to $30.0 million in sales-related milestones per licensed CLN1 product. The Company will also pay an annual earned royalty in the high single digits on net sales of any licensed CLN1 products. The license agreement with Abeona (the “Abeona License Agreement”) expires on a country-by-country and licensed product-by-licensed product basis upon the expiration of the last royalty term of a licensed product. Either party may terminate the Abeona License Agreement upon an uncured material breach of the agreement or insolvency of the other party. The Company may terminate the Abeona License Agreement for convenience upon specified prior written notice to Abeona.

In December 2021 the Company’s CTA filing for TSHA-118 for the treatment of CLN1 disease was approved by Health Canada and therefore triggered a regulatory milestone payment in connection with this agreement. The Company recorded $3.0 million within research and development expenses in the consolidated statements of operations for the year ended December 31, 2021.  The milestone fee was paid in January 2022 and classified as an investing cash outflow in the condensed consolidated statements of cash flows for the three months ended March 31, 2022.

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

In connection with the Abeona Rett Agreement, the Company paid Abeona a one-time upfront license fee of $3.0 million which was recorded in research and development expenses in the consolidated statements of operations for the year ended December 31, 2020 since the acquired license does not have an alternative future use. The Company is obligated to pay Abeona up to $26.5 million in regulatory-related milestones and up to $30.0 million in sales-related milestones per licensed Rett product and high single-digit royalties on net sales of licensed Rett products. Royalties are payable on a licensed product-by-licensed product and country-by-country basis until the latest of the expiration or revocation or complete rejection of the last licensed patent covering such licensed product in the country where the licensed product is sold, the loss of market exclusivity in such country where the product is sold, or, if no licensed product exists in such country and no market exclusivity exists in such country, ten years from first commercial sale of such licensed product in such country.

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

In March 2022, the Company’s CTA filing for TSHA-102 for the treatment of Rett Syndrome was approved by Health Canada and therefore triggered a regulatory milestone payment in connection with this agreement.  The Company recorded $1.0 million within research and development expenses in the condensed consolidated statements of operations for the three months ended March 31, 2022.

Acquisition of Worldwide Rights for TSHA-120 for the treatment of GAN

In March 2021, the Company acquired the exclusive worldwide rights to a clinical-stage AAV9 gene therapy program, now known as TSHA-120, for the treatment of Giant Axonal Neuropathy (“GAN”). TSHA-120 is an intrathecally dosed AAV9 gene therapy currently being evaluated in a clinical trial for the treatment of GAN. The trial is being conducted by the National Institutes of Health in close collaboration with a leading patient advocacy group focused on finding treatments and cures for GAN. TSHA-120 has received rare pediatric disease and orphan drug designations from the U.S. Food and Drug Administration for the treatment of GAN. The worldwide rights were acquired through a license agreement, effective March 29, 2021, between Hannah’s Hope Fund for Giant Axonal Neuropathy, Inc. (“HHF”) and the Company (the “GAN Agreement”).

Under the terms of the GAN Agreement, in exchange for granting the Company the exclusive worldwide rights to TSHA-120, HHF received an upfront payment of $5.5 million and will be eligible to receive clinical, regulatory and commercial milestones totaling up to $19.3 million, as well as a low, single-digit royalty on net sales upon commercialization of the product.

In exchange for the license rights, the Company recorded an aggregate of $5.5 million within research and development expenses in the condensed consolidated statements of operations for the three months ended March 31, 2021, since the acquired license does not have an alternative future use. No additional milestone payments were made in connection with the GAN Agreement during the three months ended March 31, 2022.

License Agreement for CLN7

In March 2022, the Company entered into a license agreement with UT Southwestern (the “CLN7 Agreement”) pursuant to which the Company obtained an exclusive worldwide, royalty-bearing license with right to grant sublicenses to develop, manufacture, use, and commercialize licensed products for gene therapy for CLN7, a form of Batten Disease In connection with the CLN7 Agreement, the Company will pay a one-time up-front license fee of $0.3 million. The Company recorded the up-front license fee in research and development expense in the condensed consolidated statements of operations since the acquired license does not have an alternative future use. The Company is obligated to pay UT Southwestern up to $7.7 million in regulatory-related milestones and up to $7.5 million in sales-related milestones, as well as a low, single-digit royalty on net sales upon commercialization of the product.

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

On September 16, 2020, the Company’s stockholders approved the New Plan, which became effective upon the execution of the underwriting agreement in connection with the IPO. The number of shares available for future issuance under the New Plan is the sum of (1) 3,390,168 new shares of common stock, (2) 209,841 remaining shares of common stock reserved under the Existing Plan that became available for issuance upon the effectiveness of the New Plan and (3) the number of shares of common stock subject to outstanding awards under the Existing Plan when the New Plan became effective that thereafter expire or are forfeited, canceled, withheld to satisfy tax withholding or to purchase or exercise an award, repurchased by the Company or are otherwise terminated. The number of shares of common stock reserved for issuance under the New Plan will automatically increase on January 1 of each year, for a period of ten years, from January 1, 2021 continuing through January 1, 2030, by 5% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Company’s board of directors. On January 1, 2021 the Company’s board of directors increased the number of common stock reserved for issuance under the New Plan by 1,434,934 shares. On January 1, 2022 the Company’s board of directors increased the number of common stock reserved for issuance under the New Plan by 1,923,697 shares.

Furthermore, on September 16, 2020, the Company’s stockholders approved the Employee Stock Purchase Plan (“ESPP”), which became effective upon the execution of the underwriting agreement in connection with the IPO. The maximum number of shares of common stock that may be issued under the ESPP will not exceed 362,000 shares of common stock, plus the number of shares of common stock that are automatically added on January 1st of each year for a period of up to ten years, commencing on the first January 1 following the IPO and ending on (and including) January 1, 2030, in an amount equal to the lesser of (i) one percent (1.0%) of the total number of shares of capital stock outstanding on December 31st of the preceding calendar year, and (ii) 724,000 shares of common stock. No shares were added to the ESPP in 2021, and no issuances have been made under the ESPP as of December 31, 2021. On January 1, 2022, the Company’s board of directors increased the number of common stock reserved for issuance under the ESPP by 384,739. No issuances have been made under the ESPP as of March 31, 2022.

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

For the three months ended March 31, 2022, 1,902,100 shares of common stock under the New Plan were awarded with a weighted-average grant date fair value per share of $4.24. The stock options vest over one to four years and have a ten-year contractual term.

The following weighted-average assumptions were used to estimate the fair value of stock options that were granted during the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Risk-free interest rate	1.91%	0.64%
Expected dividend yield	—	—
Expected term in years	6.1	6.1
Expected volatility	76%	75%

The following table summarizes stock option activity, during the three months ended March 31, 2022:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Stock	Exercise	Contractual	Value
	Options	Price	Life (in years)	(in thousands)
Outstanding at December 31, 2021	3,649,962	$24.13	9.2	$—
Options granted	1,902,100	6.31
Options cancelled or forfeited	(109,405)	18.29
Options expired	(4,820)	19.96
Outstanding at March 31, 2022	5,437,837	$18.02	9.3	$976
Options to be forfeited due to severance	(713,540)	$16.37
Vested and expected to vest at March 31, 2022	4,724,297
Options exercisable at March 31, 2022	725,824	$25.42	8.7	$—

The aggregate intrinsic value in the above table is calculated as the difference between the fair value of the Company’s common stock as of March 31, 2022 and the exercise price of the stock options. As of March 31, 2022, the total unrecognized compensation related to unvested stock option awards granted was $47.4 million, which the Company expects to recognize over a weighted-average period of approximately 3.3 years. No stock options were exercised during the period.

In March 2022, the Company announced a strategic reprioritization. As part of the reprioritization, the Company reduced its workforce by approximately 35% (see Note 10).  All outstanding unvested awards were forfeited upon each employee’s termination date, resulting in a forfeit of 713,540 awards in April 2022 and reversal of $0.8 million in stock-based compensation expense in April 2022.

Restricted Stock Units

On September 2, 2020, the Company issued 331,121 RSUs to an employee under the Existing Plan; 25% of the shares of common stock underlying the RSUs vest at each anniversary over a four-year period. The RSUs are subject to a service-based vesting condition. The RSUs were also subject to a liquidity-based performance vesting condition that was met upon the closing of the IPO. The Company at any time may accelerate the vesting of the RSUs. Such shares are not accounted for as outstanding until they vest. As of March 31, 2022, the total unrecognized compensation related to unvested RSUs granted, including the remaining compensation cost associated with the RSUs granted on September 2, 2020 in exchange for the Cancelled Options, was $9.6 million which is expected to be amortized on a straight-line basis over the weighted-average remaining vesting period of approximately 1.2 years.

The Company's default tax withholding method for RSUs is the sell-to-cover method, in which shares with a market value equivalent to the tax withholding obligation are sold on behalf of the holder of the RSUs upon vesting and settlement to cover the tax withholding liability and the cash proceeds from such sales are remitted by the Company to taxing authorities.

The Company’s RSU activity for the three months ended March 31, 2022 was as follows:

Weighted
Average
Grant Date
	Number	Fair Value
	of Shares	per Share
Nonvested at December 31, 2021	1,886,765	$6.52
Restricted units granted	—	—
Vested	—	—
Cancelled or forfeited	—	—
Nonvested at March 31, 2022	1,886,765	$6.52

Restricted Stock Awards

RA Session II, the Company’s President and Chief Executive Officer, was awarded 769,058 RSAs under the Existing Plan on July 1, 2020, which are expected to vest over a three-year term, subject to continuous employment. As of March 31, 2022, the total unrecognized compensation related to unvested RSAs granted was $1.5 million which is expected to be amortized on a straight-line basis over the weighted-average remaining vesting period of approximately 0.4 years. The fair value of these RSAs at the grant date of July 1, 2020 was $5.28 per share.

The Company’s RSA activity for the three months ended March 31, 2022 was as follows:

		Weighted
		Average
		Grant Date
	Number	Fair Value
	of Shares	per Share
Nonvested at December 31, 2021	341,975	$5.28
Restricted stock granted	—	—
Vested	(64,120)	5.28
Nonvested at March 31, 2022	277,855	$5.28

Employee Stock Purchase Plan

In February 2022, the Company’s board of directors authorized the first offering under the ESPP. Under the ESPP, eligible employees may purchase shares of Taysha common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods. An employee’s payroll deductions under the ESPP are limited to 15% of the employee’s compensation and employees may not purchase more than 1,800 of shares of Taysha common stock during any offering period. During the three months ended March 31, 2022, stock-based compensation expense related to the ESPP was not material.

During the three months ended March 31, 2022, $0.1 million of stock-based compensation expense was capitalized as part of construction in process (see Note 3). The following table summarizes the total stock-based compensation expense for the stock options, ESPP, RSAs and RSUs recorded in the condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021 (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Research and development expense	$2,577	$1,579
General and administrative expense	2,752	2,015
Total	$5,329	$3,594

Note 7—Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Since the Company had a net loss in all periods presented, basic and diluted net loss per common share are the same.

The following table represents the calculation of basic and diluted net loss per common share (in thousands, except share and per share data):

	For the Three Months Ended March 31,
	2022	2021
Net loss	$(50,111)	$(32,024)
Weighted-average shares of common stock outstanding used to compute net loss per common share, basic and diluted	38,174,717	36,992,377
Net loss per common share, basic and diluted	$(1.31)	$(0.87)

The following common stock equivalents outstanding as of March 31, 2022 and 2021 were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti‑dilutive:

	March 31, 2022	March 31, 2021
Unvested RSUs	1,886,765	2,850,053
Unvested RSAs	277,855	769,058
Stock options	5,437,837	2,286,142
Total	7,602,457	5,905,253

Note 8—Income Taxes

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

As of March 31, 2022, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2021.

Note 9—Commitments and Contingencies

Litigation

The Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims. From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.

Commitments

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. The Company’s maximum exposure under these arrangements is unknown at March 31, 2022. The Company does not anticipate recognizing any significant losses relating to these arrangements.

Total lease expense, inclusive of lease incentives, under all operating lease agreements amounted to $0.3 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively.

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

The Company was not required to provide a security deposit in connection with its entry into the Durham Lease. The Company will be responsible for constructing interior improvements within the Facility. The Company was required to place $2.6 million in an escrow account which will be released when the improvements are substantially complete. The escrow funds are recorded as restricted cash on the condensed consolidated balance sheet as of March 31, 2022. The Durham Landlord has the right to terminate the Durham Lease upon specified events of default, including the Company’s failure to pay rent in a timely manner and upon the occurrence of certain events of insolvency with respect to the Company.

The Company incurred initial direct costs to enter into the Durham Lease of approximately $0.8 million. The costs have been recorded on the condensed consolidated balance sheets as a deferred lease asset and are being amortized into earnings over the term of the Durham Lease.

In accordance with ASC Topic 840, Leases, the Company is deemed, for accounting purposes only, to be the owner of the entire leased Facility, including the building shell, during the construction period because of the Company’s expected level of direct financial and operational involvement in the substantial tenant improvements, including structural improvements, required to build out the Facility. As a result, the Company capitalized approximately $26.3 million as a build-to-suit asset within property, plant and equipment, net and recognized a corresponding build-to-suit lease financing obligation as a liability on its condensed consolidated balance sheets equal to the fair value of the existing building shell using comparable market prices per square foot for similar space for public real estate transactions in the surrounding area at commencement of construction in April 2020. Additionally, construction costs incurred as part of the build-out and tenant improvements are also capitalized within property, plant and equipment, net. Costs of approximately $4.6 million have been capitalized during the three months ended March 31, 2022, related to both equipment purchases and the build-out of the leased Facility, as well as capitalization of interest and certain payroll and payroll-related costs. The Company will assess and determine if the build-to-suit asset and corresponding liability should be de-recognized upon completion of construction.

Note 10 – Strategic Reprioritization

In March 2022, the Company implemented changes to the Company’s organizational structure as well as a broader operational cost reduction plan to enable the Company to focus on specific clinical-stage programs for GAN and Rett syndrome. The Company will conduct small proof-of-concept studies in CLN1 disease and SLC13A5 deficiency. Development of the CLN7 program will continue in collaboration with existing partners with future clinical development to focus on the first-generation construct. All other research and development activities have been paused to increase operational efficiency.

In connection with prioritization of programs, the Company reduced headcount by approximately 35% across all functions. In accordance with ASC 420, Exit and Disposal Activities, the Company recorded one-time severance and termination-related costs of $2.6 million in the condensed consolidated statements of operations for the three months ended March 31, 2022, primarily within research and development expenses. The Company expects the payment of all accrued severance termination-related costs to be substantially complete by June 30, 2022.

The following table summarizes the accrued severance activity recorded in connection with the reduction in workforce for the three months ended March 31, 2022:

As of March 31, 2022
Accrued severance recorded	$2,588
Severance paid	(315)
Accrued severance balance	$2,273

Note 11 – Retirement Plan

In July 2021, the Company adopted a 401(k) retirement savings plan that provides retirement benefits to all full-time employees. Eligible employees may contribute a percentage of their annual compensation, subject to Internal Revenue Service limitations. The Company contributed $0.4 million to the 401(k) retirement savings plan for the three months ended March 31, 2022.

Note 12 — Subsequent Events

Sales Agreement

In April 2022, the Company issued 2,000,000 shares under the Sales Agreement and received gross proceeds of $12.0 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2021 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2021, or Annual Report, filed with the Securities and Exchange Commission, or the SEC, on March 31, 2022. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us,” and “our” refer to Taysha Gene Therapies, Inc. together with its consolidated subsidiaries.

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

Overview

We are a patient-centric gene therapy company focused on developing and commercializing AAV-based gene therapies for the treatment of monogenic diseases of the central nervous system, or CNS, in both rare and large patient populations. We were founded in partnership with The University of Texas Southwestern Medical Center, or UT Southwestern, to develop and commercialize transformative gene therapy treatments. Together with UT Southwestern, we are advancing a deep and sustainable product portfolio of gene therapy product candidates, with exclusive options to acquire several additional development programs at no cost. By combining our management team’s proven experience in gene therapy drug development and commercialization with UT Southwestern’s world-class gene therapy research capabilities, we believe we have created a powerful engine to develop transformative therapies to dramatically improve patients’ lives. In March 2022, we announced strategic pipeline prioritization initiatives focused on GAN and Rett syndrome. We will conduct small proof-of-concept studies in CLN1 disease and SLC13A5 deficiency. Development of the CLN7 program will continue in collaboration with existing partners with future clinical development to focus on the first-generation construct. All other research and development activities have been paused to increase operational efficiency.

In April 2021, we acquired exclusive worldwide rights to TSHA-120, a clinical-stage, intrathecally dosed AAV9 gene therapy program for the treatment of giant axonal neuropathy, or GAN. A Phase 1/2 clinical trial of TSHA-120 is being conducted by the National Institutes of Health, or NIH, under an accepted investigational new drug application, or IND. We reported clinical safety and functional MFM32 data from this trial for the highest dose cohort of 3.5x1014 total vg in January 2022, where we saw continued clinically meaningful slowing of disease progression similar to that achieved with the lower dose cohorts, which we considered confirmatory of disease modification. For Rett syndrome, we submitted a Clinical Trial Application, or CTA, filing to Health Canada in November 2021 and announced initiation of clinical development of TSHA-102 under the approved CTA in March 2022. We recently completed a commercially representative GMP batch of TSHA-120 and release testing for this batch is currently underway. We expect to report preliminary clinical data for TSHA-102 in Rett syndrome by year-end 2022. We recently executed an exclusive option from UT Southwestern to license worldwide rights to a clinical-stage CLN7 program. The CLN7 program is currently in a Phase 1 clinical proof-of-concept trial run by UT Southwestern, and we reported preliminary clinical safety data for the first patient in history to be intrathecally dosed at 1.0x1015 total vg with the first-generation construct in December 2021. Development of the CLN7 program will continue in collaboration with existing partners with future clinical development to focus on the first-generation construct. We will conduct small proof-of-concept studies in CLN1 disease and SLC13A5 deficiency that we believe can further validate our platform.

We have a limited operating history. Since our inception, our operations have focused on organizing and staffing our company, business planning, raising capital and entering into collaboration agreements for conducting preclinical research and development activities for our product candidates. All of our lead product candidates are still in the clinical or preclinical development stage. We do not have any product candidates approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through the sale of equity, raising an aggregate of $307.0 million of gross proceeds from our initial public offering and private placements of our convertible preferred stock. In addition, we drew down $30.0 million and $10.0 million in term loans on August 12, 2021 and December 29, 2021, respectively.

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

Since our inception, we have incurred significant operating losses. Our net losses were $50.1 million for the three months ended March 31, 2022 and $32.0 million for the three months ended March 31, 2021. As of March 31, 2022, we had an accumulated deficit of $285.8 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

•	continue to advance the preclinical and clinical development of our product candidates and preclinical and discovery programs;
•

conduct our ongoing clinical trials of TSHA-102, TSHA-118, TSHA-120 and TSHA-121, as well as initiate and complete additional clinical trials of TSHA-105 and any other current and future product candidates that we advance;

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

Our Pipeline

We are advancing a deep and sustainable product portfolio of gene therapy product candidates for monogenic diseases of the CNS in both rare and large patient populations, with exclusive options to acquire several additional development programs at no cost. Our portfolio of gene therapy candidates targets broad neurological indications across three distinct therapeutic categories: neurodegenerative diseases, neurodevelopmental disorders and genetic epilepsies. Our current pipeline, including the stage of development of each of our product candidates, is represented in the table below:

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

We have received orphan drug designation and rare pediatric disease designation from the FDA for TSHA-120 for the treatment of GAN.  In May 2022, we received orphan drug designation from the European Commission for TSHA-120 for the treatment of GAN.

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
All Therapeutic Dose Cohorts
Change in Rate of Decline in MFM32 Score
0
-2
-4
-6
-8
-8.07
-1.44
n=12
Δ = +6.63
p < 0.001

A Bayesian analysis was conducted on the 1.2x1014 total vg, 1.8x1014 total vg and 3.5x1014 total vg dose cohorts at Year 1 to assess the probability of clinically meaningful slowing of disease progression as compared to natural history. This type of statistical analysis enables direct probability statements to be made and is both useful and accepted by regulatory agencies in interventional studies of rare diseases and small patient populations. As shown in the table below, for all therapeutic dose cohorts, there was nearly 100% probability of any slowing of disease and a 96.7% probability of clinically meaningful slowing of 50% or more following treatment with TSHA-120 compared to natural history data.

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

In September 2021, we submitted a request for a Scientific Advice meeting with an ex-US regulatory agency for TSHA-120 and had a meeting in January 2022. Additional discussions with other Health Authorities are planned and regulatory feedback is anticipated mid-2022.

We have finalized plans for commercial grade material and initiated development of the comparability protocol to support regulatory submissions. We recently completed a commercially representative GMP batch of TSHA-120 and release testing for this batch is currently underway. We anticipate completion of a validation lot by the third quarter of 2022. In addition, we expect to hold discussions with major regulatory agencies focused on the registration pathway for TSHA-120. We will continue our institutional readiness activities, patient identification and maximizing patient access. Lastly, we anticipate several publications of these data by the NIH in collaboration with Taysha.

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

In May 2022 at the International Rett Syndrome Foundation (IRSF) meeting, there were two oral presentations titled “Safety and Biodistribution Assessment in Non-Human Primates (NHPs) of a miniMeCP2 AAV9 Vector for Gene Replacement Therapy of Rett Syndrome” and “Rett Syndrome in Adulthood: The Caregiver Perspective.” At the ASCEND National Summit, there was one oral presentation titled “Putting Patients at the Center.”

At the upcoming 25th Annual Meeting of the American Society of Gene & Cell Therapy (ASGCT) meeting in May 2022, the following oral and poster presentations and symposium will occur:

Oral Presentations

- *3: Vagus Nerve Delivery of AAV9 to Treat Autonomic Nervous System Dysfunction in Giant Axonal Neuropathy*
  Presenter – Rachel Bailey, UT Southwestern
  Date/Time – Monday, May 16th at 10:45 AM Eastern Time
  Location – Room 204

- *470: Vectorized Delivery of Tau Reduction Therapy as a Treatment Approach for Tauopathies*
  Presenter – Rachel Bailey, UT Southwestern
  Date/Time – Tuesday, May 17th at 4:15 PM Eastern Time
  Location – Rm 204

Poster Presentations

- *157: Preclinical Gene Therapy with AAV9/SLC6A1 in a Mouse Model of SLC6A1 Related Disorder*
  Presenter – Weirui Guo, UT Southwestern
  Date/Time – Monday, May 16th at 5:30 PM Eastern Time
  Location – Poster Board M-38, Hall D

- *179: shRNA-Mediated Gene Therapy for the Treatment of Prader-Willi Syndrome*
  Presenter – Violeta Zaric, UT Southwestern
  Date/Time – Monday, May 16th at 5:30 PM Eastern Time
  Location – Poster Board M-60, Hall D

- *640: Gene Therapy Treatment in Young SLC13A5 Deficient Mice*
  Presenter – Rachel Bailey, UT Southwestern
  Date/Time – Tuesday, May 17th at 5:30 PM Eastern Time
  Location – Poster Board Tu-145, Hall D

- *557: shRNA-Mediated Gene Therapy for the Treatment of Angelman Syndrome*
  Presenter – Hye Ri Kang, UT Southwestern
  Date/Time – Tuesday, May 17th at 5:30 PM Eastern Time
  Location – Poster Board Tu-62, Hall D

- *642: Safety and Biodistribution Assessment in Non-Human Primates (NHPs) of a miniMECP2 AAV9 Vector for Gene-Replacement Therapy of Rett Syndrome*
  Presenter – Dr. Suyash Prasad, Taysha Gene Therapies
  Date/Time – Tuesday, May 17th at 5:30 PM Eastern Time
  Location – Poster board Tu-147, Hall D

- *1037: Safety Assessment of High-Dose miniMECP2 AAV9 Gene-Replacement Therapy (TSHA-102) for Rett Syndrome in Rats*
  Presenter – Mary Newman, Taysha Gene Therapies
  Date/Time – Wednesday, May 18th at 5:30 PM Eastern Time
  Location –Poster board W-163, Hall D

Taysha-Sponsored Symposium

- *Accepting the Challenge: Innovative Approaches and Translational Strategies in Gene Therapy Development*
  Presenters – Dr. Suyash Prasad, Taysha Gene Therapies, Dr. Steven Gray, UT Southwestern, and Dr. Kimberly Goodspeed, UT Southwestern
  Date/Time – Tuesday, May 17th at 12:00 PM Eastern Time

We have received orphan drug designation and rare pediatric disease designation from the FDA and orphan drug designation from the European Commission for TSHA-102 for the treatment of Rett syndrome.

We submitted a CTA for TSHA-102 in November 2021 and announced initiation of clinical development under a CTA approved by Health Canada in March 2022. We are advancing TSHA-102 in the REVEAL Phase 1/2 clinical trial which is an open-

label, dose escalation, randomized, multicenter study that will examine the safety and efficacy of TSHA-102 in adult female patients with Rett syndrome. Up to 18 patients will be enrolled. In the first cohort, a single 5E14 total vg dose of TSHA-102 will be given intrathecally. The second cohort will be given a 1E15 total vg dose of TSHA-102. Key assessments will include Rett-specific and global assessments, quality of life, biomarkers, and neurophysiology and imaging assessments. Sainte-Justine Mother and Child University Hospital Center in Montreal, Quebec, Canada has been selected as the initial clinical trial site under the direction of Dr. Elsa Rossignol, Assistant Professor Neuroscience and Pediatrics, and Principal Investigator. We expect to report preliminary clinical data for TSHA-102 in Rett syndrome by year-end 2022.

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

We have received orphan drug designation and rare pediatric disease designation from the FDA and orphan drug designation from the European Commission for TSHA-105 for the treatment of epilepsy caused by caused by SLC13A5 deficiency. We expect to initiate clinical development on TSHA-105 in SLC13A5 deficiency.

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

In connection with a separate research grant agreement with Queen’s University, we reimbursed Queen’s University for certain manufacturing production costs totaling $3.8 million in fiscal year 2020. No additional milestone payments were made in connection with the Queen’s University Agreement during the three months ended March 31, 2022.

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

In December 2021 the Company’s CTA filing for TSHA-118 for the treatment of CLN1 disease was approved by Health Canada and therefore triggered a regulatory milestone payment in connection with the Abeona CLN1 Agreement, and therefore we recorded $3.0 million within research and development expenses in the consolidated statements of operations for the year ended December 31, 2021.  The milestone fee was paid in January 2022 and has been classified as an investing outflow in the condensed consolidated statements of cash flows for the three months ended March 31, 2022. No additional milestone payments were made or triggered during the three months ended March 31, 2022.

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

In March 2022, our CTA filing for TSHA-102 for the treatment of Rett Syndrome was approved by Health Canada and therefore triggered a regulatory milestone payment in connection with the Rett Agreement. We recorded $1.0 million within research and development expenses in the condensed consolidated statements of operations for the three months ended March 31, 2022.  This milestone fee was not paid as of March 31, 2022 and has been recorded in accrued expenses and other current liabilities.

The Abeona Rett Agreement expires on a country-by-country and licensed product-by-licensed product basis upon the expiration of the last royalty term of a licensed product. Either party may terminate the agreement upon an uncured material breach of the agreement or insolvency of the other party. We may terminate the agreement for convenience.

Impact of COVID-19 on Our Business

We have been actively monitoring the COVID-19 situation and its impact globally. Our financial results for the three months ended March 31, 2022 were not impacted by COVID-19. We believe our hybrid and remote working arrangements have had limited impact on our ability to maintain internal operations during the three months ended March 31, 2022. The extent to which COVID-19 may impact our business and operations will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, the effectiveness of actions to contain and treat COVID-19, the efficacy, availability and adoption of vaccines and other treatments, both domestically and globally, and the impact of new variants or mutations of the coronavirus, such as the Delta variant. Although we have not experienced any material business shutdowns or interruptions due to the COVID-19 pandemic, we cannot predict the scope and severity of any potential business shutdowns or disruptions in the future, including to our planned clinical trials and preclinical studies. Any such shutdowns or other business interruptions could result in material and negative effects to our ability to conduct our business in the manner and on the timelines presently planned, which could have a material adverse impact on our business, results of operation and financial condition.

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

Operating Expenses

Research and Development Expenses

Research and development expenses primarily consist of preclinical development of our product candidates and discovery efforts, including conducting preclinical studies, manufacturing development efforts, preparing for clinical trials and activities related to regulatory filings for our product candidates. Research and development expenses are recognized as incurred and payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received. Costs incurred in obtaining technology licenses through asset acquisitions are charged to research and development expense if the licensed technology has not reached technological feasibility and has no alternative future use. Research and development expenses include:

•	employee-related expenses, including salaries, bonuses, benefits, stock-based compensation, severance costs and other related costs for those employees involved in research and development efforts;
•	license maintenance fees and milestone fees incurred in connection with various license agreements;
•	external research and development expenses incurred under agreements with consultants, contract research organizations, or CROs, investigative sites and consultants to conduct our preclinical studies;
•	costs related to manufacturing material for our preclinical studies and clinical trials, including fees paid to contract manufacturing organizations, or CMOs;
•	laboratory supplies and research materials;
•	costs related to compliance with regulatory requirements; and
•	facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent, maintenance of facilities, insurance and equipment.

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We cannot determine with certainty the timing of initiation, the duration or the completion costs of current or future preclinical studies and clinical trials of our product candidates due to the inherently unpredictable nature of preclinical and clinical development. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. Due to the strategic reprioritization of programs and reduction in force announced in March 2022, we expect overall lower research and development expenses for the remainder of 2022 compared to 2021. We expect lower expenses for the remainder of 2022 as certain programs have been deprioritized. Our future expenses may vary significantly each period based on factors such as:

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

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs for personnel in executive and administrative functions, including stock-based compensation, severance costs, travel expenses and recruiting expenses. Other general and administrative expenses include professional fees for legal, consulting, accounting and audit and tax-related services and insurance costs.

We anticipate that our general and administrative expenses will decrease in the future due to the strategic reprioritization and reduction in force that was announced in March 2022.  We also anticipate that our general and administrative expenses as a result of payments for accounting, audit, legal, consulting services, as well as costs associated with maintaining compliance with Nasdaq listing rules and SEC requirements, director and officer liability insurance and other expenses associated with operating as a public company will stay constant for the near future, but may increase over time.

Results of Operations

Results of Operations for the Three Months ended March 31, 2022 and 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021 (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Operating expenses:
Research and development	$37,799	$23,854
General and administrative	11,469	$8,236
Total operating expenses	49,268	32,090
Loss from operations	(49,268)	(32,090)
Other income (expense):
Interest income	14	66
Interest expense	(849)	—
Other expense	(8)	—
Total other income (expense), net	(843)	66
Net loss	$(50,111)	$(32,024)

Research and Development Expenses

Research and development expenses were $37.8 million for the three months ended March 31, 2022, compared to $23.9 million for the three months ended March 31, 2021. The $13.9 million increase was primarily attributable to an increase of $9.3 million in employee compensation, which included $2.2 million of severance and one-time termination costs in connection with the strategic reprioritization of programs completed in March 2022 and $1.0 million of non-cash stock-based compensation. Additionally, in the three months ended March 31, 2022 we incurred an increase of $2.9 million of expenses in research and development manufacturing and other raw material purchases. We also incurred an increase of $1.7 million of third-party research and development consulting fees, primarily related to GLP toxicology studies and clinical study activities.

General and Administrative Expenses

General and administrative expenses were $11.5 million for the three months ended March 31, 2022, compared to $8.2 million for the three months ended March 31, 2021. The increase of approximately $3.3 million was primarily attributable to $2.9 million of incremental compensation expense, which included $0.4 million of severance and one-time termination costs and $0.7 million of non-cash stock-based compensation. We also incurred an increase of $0.4 million in professional fees related to insurance, investor relations/communications, accounting, and market research.

Other Income (Expense)

Interest Expense

Interest expense for the three months ended March 31, 2022 primarily consisted of interest expense incurred under the Term Loan Agreement.

Interest Income

Interest income for the three months ended March 31, 2022 and 2021 primarily consisted of interest earned on our savings account.

Liquidity and Capital Resources

Overview

Since our inception, we have not generated any revenue and have incurred significant operating losses. As of March 31, 2022, we had cash and cash equivalents of $96.6 million. From inception through March 31, 2022, we have funded our operations primarily through equity financings, raising an aggregate of $307.0 million in gross proceeds from our initial public offering and private placements of convertible preferred stock. Specifically, between March and July 2020, we closed on the sale of an aggregate of 10,000,000 shares of Series A convertible preferred stock for gross proceeds of $30.0 million. In July and August 2020, we closed on the sale of an aggregate of 5,647,048 shares of Series B convertible preferred stock for gross proceeds of $96.0 million. In September 2020, we raised gross proceeds of $181.0 million in our initial public offering.

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

On October 5, 2021, we filed a shelf registration statement on Form S-3 with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants and units or any combination thereof up to a total aggregate offering price of $350.0 million. We also simultaneously entered into a Sales Agreement, or the Sales Agreement, with SVB Leerink LLC and Wells Fargo Securities, LLC, or the Sales Agents, pursuant to which we may issue and sell, from time to time at our discretion, shares of our common stock having an aggregate offering price of up to $150.0 million through the Sales Agents. In March 2022, we amended the Sales Agreement to, among other things, include Goldman Sachs & Co. LLC as an additional Sales Agent. As of March 31, 2022, no shares of common stock had been issued and sold pursuant to the Sales Agreement.  In April 2022, we sold 2,000,000 shares of common stock pursuant to the Sales Agreement and received net proceeds of $11.6 million.

Funding Requirements

To date, we have not generated any revenues from the commercial sale of approved drug products, and we do not expect to generate substantial revenue for at least the next few years. If we fail to complete the development of our product candidates in a timely manner or fail to obtain their regulatory approval, our ability to generate future revenue will be compromised. We do not know when, or if, we will generate any revenue from our product candidates, and we do not expect to generate significant revenue unless and until we obtain regulatory approval of, and commercialize, our product candidates. We expect our expenses to decrease in connection with our ongoing activities largely due to the strategic reprioritization of product candidates and the reduction in force announced in March 2022. We will continue the research and development of, initiate clinical trials of and seek marketing approval for specific product candidates, as well as continue the build out of our cGMP manufacturing facility in Durham, North Carolina. In addition, if we obtain approval for any of our product candidates, we then expect to incur significant commercialization expenses related to sales, marketing, manufacturing and distribution. We anticipate that we will need substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

As of March 31, 2022, our material cash requirements consisted of $51.5 million in total lease payments entered into since inception. Our most significant purchase commitments consist of approximately $12.0 million related to the build-out of our cGMP manufacturing facility and $8.1 million in cancellable purchase obligations to our CROs.

We believe that our existing cash and cash equivalents, along with full access to the term loan facility, will enable us to fund our operating expenses and capital requirements into the fourth quarter of 2023. This estimate reflects our strategic prioritization efforts to improve operating efficiency, including pausing research and development activities on our preclinical programs, limiting patient enrollment to focus on proof-of-concept studies in CLN1 and SLC13A5, ceasing the TSHA-101 clinical trial and reducing headcount by approximately 35% in March 2022. We will require additional capital to fund the research and development of our product candidates, to fund our manufacturing activities, to fund precommercial activities of our programs and for working capital and general corporate purposes.

Because of the numerous risks and uncertainties associated with research, development and commercialization of biological products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•

the scope, progress, costs and results of discovery, preclinical development, laboratory testing and clinical trials for TSHA-102, TSHA-105, TSHA-118, TSHA-120, TSHA-121 and any current and future product candidates that we advance;

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

Cash Flows

The following table shows a summary of our cash flows for the three months ended March 31, 2022 and 2021 (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(40,804)	$(22,035)
Net cash used in investing activities	(11,427)	(534)
Net cash used in financing activities	(242)	—
Net change in cash, cash equivalents and restricted cash	$(52,473)	$(22,569)

Operating Activities

For the three months ended March 31, 2022, our net cash used in operating activities of $40.8 million primarily consisted of a net loss of $50.1 million, primarily attributable to our spending on research and development expenses. The net loss of $50.1 million was partially offset by adjustments for non-cash items, primarily stock-based compensation of $5.3 million, and the add back of the regulatory milestone and upfront license fees of $1.3 million. The $50.1 million net loss was also partially offset by a $2.3 million increase in the cash provided by operating assets and liabilities, primarily resulting from an increase in accounts payable.

For the three months ended March 31, 2021, our net cash used in operating activities of $22.0 million primarily consisted of a net loss of $32.0 million, primarily attributable to our spending on research and development expenses. The net loss of $32.0 million was partially offset by adjustments for non-cash items, primarily the upfront license fee of $5.5 million to HHF related to the acquisition of TSHA-120 and stock-based compensation of $3.6 million.

Investing Activities

During the three months ended March 31, 2022, investing activities used $11.4 million of cash primarily attributable to the regulatory milestone payment of $3.0 million paid to Abeona pursuant to the CLN1 Agreement, and capital expenditures related to our in-house manufacturing facility and office space.  During the three months ended March 31, 2021, investing activities used $0.5 million of cash attributable to capital expenditures related to computer and lab equipment.

Financing Activities

During the three months ended March 31, 2022, financing activities used $0.2 million of cash, which is primarily attributable to the payment of shelf registration costs, and other financing transactions, which are partially offset by ESPP contributions.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Critical Accounting Policies and Significant Judgments and Estimates

There were no material changes to our critical accounting policies that are disclosed in our audited consolidated financial statements for the year ended December 31, 2021 filed with the SEC on March 31, 2022.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act ), as of the end of the period covered by this Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Form 10-Q was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2022, we transitioned our payroll processing to a new payroll provider which resulted in certain changes to existing business processes and internal control over financial reporting. Other than this transition of payroll to a new provider, there were no other changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission on March 31, 2022. Other than as described below, there have been no material changes to the risk factors described in that report.

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the COVID-19 pandemic has caused extreme volatility and disruptions in the capital and credit markets. In addition, Russia’s invasion of Ukraine may lead to a prolonged, adverse impact on global economic, social and market conditions. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause delays in payments for our services by third-party payors or our collaborators. For example, while we do not have any current operations in Ukraine or Russia, we do not know the extent to which Russia’s invasion of Ukraine could impact any of our current suppliers and their ability to provide us with supplies and services. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business, financial condition, results of operations and prospects.

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

3.2

Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K (File No. 001-39536), filed with the Securities and Exchange Commission on September 29, 2020).

10.1

Amendment No. 1 to Sales Agreement, dated March 30, 2022, by and among the Company, Goldman Sachs & Co. LLC, SVB Securities LLC and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K (File No. 001-39536), filed with the Securities and Exchange Commission on March 31, 2022).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith.
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

Taysha Gene Therapies, Inc.

Date: May 16, 2022	By:	/s/ RA Session II
RA Session II
President and Chief Executive Officer (Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Kamran Alam
Kamran Alam
Chief Financial Officer (Principal Financial and Accounting Officer)