Form 10-Q
period 2022-06-30
Taysha Gene Therapies, Inc.
filed 2022-08-11
CIK 1806310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 11, 2022, the registrant had 41,093,159 shares of common stock, $0.00001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Taysha Gene Therapies, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$66,239	$149,103
Prepaid expenses and other current assets	10,596	10,499
Total current assets	76,835	159,602
Restricted cash	2,637	2,637
Deferred lease asset	643	667
Property, plant and equipment, net	61,011	50,610
Other non-current assets	1,206	440
Total assets	$142,332	$213,956
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$23,967	$21,763
Accrued expenses and other current liabilities	18,986	29,983
Total current liabilities	42,953	51,746
Build-to-suit lease liability	25,609	25,900
Term loan, net	37,580	37,192
Other non-current liabilities	3,480	3,735
Total liabilities	109,622	118,573
Commitments and contingencies - Note 9
Stockholders' equity
Preferred stock, $0.00001 par value per share; 10,000,000 shares authorized and no shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, $0.00001 par value per share; 200,000,000 shares authorized and 41,020,086 and 38,473,945 issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	1	—
Additional paid-in capital	352,342	331,032
Accumulated deficit	(319,633)	(235,649)
Total stockholders’ equity	32,710	95,383
Total liabilities and stockholders' equity	$142,332	$213,956

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Taysha Gene Therapies, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$23,118	$30,643	$60,917	$54,497
General and administrative	9,867	10,129	21,336	18,365
Total operating expenses	32,985	40,772	82,253	72,862
Loss from operations	(32,985)	(40,772)	(82,253)	(72,862)
Other income (expense):
Interest income	27	40	41	106
Interest expense	(912)	(194)	(1,761)	(194)
Other expense	(3)	—	(11)	—
Total other expense, net	(888)	(154)	(1,731)	(88)
Net loss	$(33,873)	$(40,926)	$(83,984)	$(72,950)
Net loss per common share, basic and diluted	$(0.84)	$(1.09)	$(2.14)	$(1.96)
Weighted average common shares outstanding, basic and diluted	40,142,403	37,479,164	39,163,996	37,237,115

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Taysha Gene Therapies, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

For the Three Months Ended June 30, 2022

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2022	38,473,945	$—	$336,485	$(285,760)	$50,725
Stock-based compensation	—	—	4,249	—	4,249
Issuance of common stock, net of sales commissions and other offering costs of $392	2,000,000	1	11,608	—	11,609
Issuance of common stock upon vesting and settlement of restricted stock units	546,141	—	—	—	—
Net loss	—	—	—	(33,873)	(33,873)
Balance as of June 30, 2022	41,020,086	$1	$352,342	$(319,633)	$32,710

For the Three Months Ended June 30, 2021

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2021	37,761,435	$—	$316,022	$(93,150)	$222,872
Stock-based compensation	—	—	4,549	—	4,549
Issuance of common stock upon vesting and settlement of restricted stock units	629,730	—	—	—	—
Net loss	—	—	—	(40,926)	(40,926)
Balance as of June 30, 2021	38,391,165	$—	$320,571	$(134,076)	$186,495

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Taysha Gene Therapies, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

For the Six Months Ended June 30, 2022

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2021	38,473,945	$—	$331,032	$(235,649)	$95,383
Stock-based compensation	—	—	9,702	—	9,702
Issuance of common stock, net of sales commissions and other offering costs of $392	2,000,000	1	11,608	—	11,609
Issuance of common stock upon vesting and settlement of restricted stock units	546,141	—	—	—	—
Net loss	—	—	—	(83,984)	(83,984)
Balance as of June 30, 2022	$41,020,086	$1	$352,342	$(319,633)	$32,710

For the Six Months Ended June 30, 2021

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2020	37,761,435	$—	$312,428	$(61,126)	$251,302
Stock-based compensation	—	—	8,143	—	8,143
Issuance of common stock upon vesting and settlement of restricted stock units	629,730	—	—	—	—
Net loss	—	—	—	(72,950)	(72,950)
Balance as of June 30, 2021	38,391,165	$—	$320,571	$(134,076)	$186,495

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Taysha Gene Therapies, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(83,984)	$(72,950)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	531	117
Research and development license expense	1,250	5,500
Stock-based compensation	9,470	8,143
Other	387	194
Changes in operating assets and liabilities:
Prepaid expenses and other assets	80	(3,282)
Accounts payable	6,212	2,382
Accrued expenses and other liabilities	(7,958)	15,053
Due to related party	—	(8)
Net cash used in operating activities	(74,012)	(44,851)
Cash flows from investing activities
Purchase of research and development license	(3,250)	(5,500)
Purchase of property, plant and equipment	(16,290)	(3,532)
Net cash used in investing activities	(19,540)	(9,032)
Cash flows from financing activities
Payment of shelf registration costs	(227)	—
ESPP contributions	321	—
Proceeds from issuance of common stock, net of sales commissions	11,640	—
Other	(1,046)	—
Net cash provided by financing activities	10,688	—
Net decrease in cash, cash equivalents and restricted cash	(82,864)	(53,883)
Cash, cash equivalents and restricted cash at the beginning of the period	151,740	251,253
Cash, cash equivalents and restricted cash at the end of the period	$68,876	$197,370
Cash and cash equivalents	66,239	197,370
Restricted cash	2,637	—
Cash, cash equivalents and restricted cash at the end of the period	$68,876	$197,370
Supplemental disclosure of cash flow information:
Cash paid for interest	$935	$—
Supplemental disclosure of noncash investing and financing activities:
Property, plant and equipment in accounts payable and accrued expenses	2,722	3,308
Acquisition of property, plant and equipment funded by landlord	—	606
Deferred offering costs not yet paid	109	—
Purchase of research and development license not yet paid	1,000	—
Build-to-suit lease liability	—	26,250

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

Sales Agreement

On October 5, 2021, the Company entered into a Sales Agreement (the “Sales Agreement”) with SVB Securities LLC (f/k/a SVB Leerink LLC) and Wells Fargo Securities, LLC (collectively, the “Sales Agents”), pursuant to which the Company may issue and sell, from time to time in its sole discretion, shares of its common stock having an aggregate offering price of up to $150.0 million through the Sales Agents. In March 2022, the Company amended the Sales Agreement to, among other things, include Goldman Sachs & Co. LLC as an additional Sales Agent. The Sales Agents may sell common stock by any method permitted by law deemed to be an “at-the-market offering” as defined in Rule 415(a)(4) of the Securities Act, including sales made directly on or through the Nasdaq Global Select Market or any other existing trade market for the common stock, in negotiated transactions at market prices prevailing at the time of sale or at prices related to prevailing market prices, or any other method permitted by law. The Sales Agents are entitled to receive 3.0% of the gross sales price per share of common stock sold under the Sales Agreement. In April 2022, the Company sold 2,000,000 shares of common stock under the Sales Agreement and received $11.6 million in net proceeds. No other shares of common stock have been issued and sold pursuant to the Sales Agreement as of June 30, 2022.

Going Concern

The accompanying condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred operating losses since inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of June 30, 2022, the Company had an accumulated deficit of $319.6 million and cash and cash equivalents of $66.2 million. Losses are expected to continue as the Company continues to invest in its research and development activities. Management believes that there is presently insufficient funding available to allow the Company to fund its currently planned research and discovery programs and the build-out of its GMP manufacturing facility for a period exceeding one year from the date of this filing with the Securities and Exchange Commission. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.

In response to these conditions and to meet the Company’s capital requirements, management plans to use its current cash on hand, along with access to the term loan facility (see Note 4), and some combination of the following: (i) dilutive and/or non-dilutive financings, (ii) out-licensing or strategic alliances/collaborations, and (iii) out-licensing or sale of its non-core assets. If the Company raises additional funds through collaborations, strategic alliances, business development or licensing arrangements with third parties, the Company might have to relinquish valuable rights to its technologies, future revenue streams, research programs or product candidates. However, these plans have not yet been finalized and are not within the Company’s control, and therefore cannot be deemed probable. As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Principles of Consolidation

The accompanying interim condensed consolidated financial statements include the accounts of Taysha and its inactive wholly owned U.S. subsidiaries as well as two foreign subsidiaries incorporated during 2021. All intercompany transactions and balances have been eliminated in consolidation.

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

Note 3—Balance Sheet Components

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Prepaid research and development	$6,128	$5,218
Prepaid clinical trial	2,934	3,298
Deferred offering costs	698	545
Prepaid insurance	108	148
Prepaid bonus	51	427
Other	677	863
Total prepaid expenses and other current assets	$10,596	$10,499

Property, plant and equipment consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Leasehold improvements	$2,090	$2,067
Laboratory equipment	1,438	1,095
Computer equipment	1,129	1,098
Furniture and fixtures	896	845
Construction in progress	56,474	46,004
	62,027	51,109
Accumulated depreciation	(1,016)	(499)
Property, plant and equipment, net	$61,011	$50,610

Included in construction in progress at June 30, 2022 was $56.3 million of costs associated with the Build-to-Suit lease (see Note 9), which includes $3.1 million of capitalized payroll and payroll-related costs.

Depreciation expense was $0.3 million and $0.5 million for the three and six months ended June 30, 2022, respectively. Depreciation expense was less than $0.1 million and $0.1 million for the three and six months ended June 30, 2021, respectively.

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Accrued research and development	$8,918	$11,895
Accrued compensation	4,620	7,703
Accrued license fees	1,500	3,500
Accrued property, plant and equipment	1,224	2,644
Accrued clinical trial	807	1,659
Accrued professional and consulting fees	439	1,091
Other	1,478	1,491
Total accrued expenses and other current liabilities	$18,986	$29,983

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

The Term Loans may be prepaid in full through August 12, 2022 with payment of a 2.00% prepayment premium, after which they may be prepaid in full through August 12, 2023 with payment of a 1.00% prepayment premium, after which they may be prepaid in full with no prepayment premium. An additional final payment of 7.5% of the amount of Terms Loans advanced by the Lenders (“Exit Fee”) will be due upon prepayment or repayment of the Term Loans in full. The Exit Fee of $3.0 million was recorded as debt discount and has also been fully accrued within non-current liabilities as of June 30, 2022. The debt discount is being accreted using the effective interest method over the term of the Term Loans within interest expense in the condensed consolidated statements of operations.

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

The Term Loan Agreement also contains customary representations and warranties, and also includes customary events of default, including payment default, breach of covenants, change of control, and material adverse effects. The Company was in compliance with all covenants under the Term Loan Agreement as of June 30, 2022. Upon the occurrence of an event of default, a default interest rate of an additional 5% per annum may be applied to the outstanding loan balances, and the Lenders may declare all outstanding obligations immediately due and payable and exercise all of its rights and remedies as set forth in the Term Loan Agreement and under applicable law.

During the six months ended June 30, 2022, the Company recognized interest expense related to the Term Loan of $1.4 million.

Future principal debt payments on the loan payable as of June 30, 2022 are as follows (in thousands):

Year Ending December 31,
2022	—
2023	—
2024	6,667
2025	20,000
2026	13,333
Total principal payments	40,000
Unamortized debt discount	(2,420)
Term Loan, net	$37,580

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

No additional milestone payments were made in connection with the Queen’s Agreement during the six months ended June 30, 2022.

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

In December 2021, the Company’s Clinical Trial Application (“CTA”) filing for TSHA-118 for the treatment of CLN1 disease was approved by Health Canada and therefore triggered a regulatory milestone payment in connection with this agreement. The Company recorded $3.0 million within research and development expenses in the consolidated statements of operations for the year ended December 31, 2021. The milestone fee was paid in January 2022 and classified as an investing cash outflow in the condensed consolidated statements of cash flows for the six months ended June 30, 2022.

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

In March 2022, the Company’s CTA filing for TSHA-102 for the treatment of Rett Syndrome was approved by Health Canada and therefore triggered a regulatory milestone payment in connection with this agreement. The Company recorded $1.0 million within research and development expenses in the condensed consolidated statements of operations for the six months ended June 30, 2022. The $1.0 million regulatory milestone fee was paid in July 2022.

Acquisition of Worldwide Rights for TSHA-120 for the treatment of GAN

In March 2021, the Company acquired the exclusive worldwide rights to a clinical-stage AAV9 gene therapy program, now known as TSHA-120, for the treatment of Giant Axonal Neuropathy (“GAN”). TSHA-120 is an intrathecally dosed AAV9 gene therapy currently being evaluated in a clinical trial for the treatment of GAN. The trial is being conducted by the National Institutes of Health (“NIH”) in close collaboration with a leading patient advocacy group focused on finding treatments and cures for GAN. TSHA-120 has received rare pediatric disease and orphan drug designations from the U.S. Food and Drug Administration for the treatment of GAN. The worldwide rights were acquired through a license agreement, effective March 29, 2021, between Hannah’s Hope Fund for Giant Axonal Neuropathy, Inc. (“HHF”) and the Company (the “GAN Agreement”).

Under the terms of the GAN Agreement, in exchange for granting the Company the exclusive worldwide rights to TSHA-120, HHF received an upfront payment of $5.5 million and will be eligible to receive clinical, regulatory and commercial milestones totaling up to $19.3 million, as well as a low, single-digit royalty on net sales upon commercialization of the product.

In exchange for the license rights, the Company recorded an aggregate of $5.5 million within research and development expenses in the condensed consolidated statements of operations for the six months ended June 30, 2021, since the acquired license does not have an alternative future use. This license fee was paid in April 2021 and has been classified as an investing outflow in the condensed consolidated statements of cash flows for the six months ended June 30, 2021. No additional milestone payments were made in connection with the GAN Agreement during the six months ended June 30, 2022.

License Agreement for CLN7

In March 2022, the Company entered into a license agreement with UT Southwestern (the “CLN7 Agreement”) pursuant to which the Company obtained an exclusive worldwide, royalty-bearing license with right to grant sublicenses to develop, manufacture, use, and commercialize licensed products for gene therapy for CLN7, a form of Batten Disease In connection with the CLN7 Agreement, the Company paid one-time up-front license fee of $0.3 million. The Company recorded the up-front license fee in research and development expense in the condensed consolidated statements of operations since the acquired license does not have an alternative future use. The up-front license fee was classified as an investing cash outflow in the condensed consolidated statements of cash flows for the six months ended June 30, 2022. The Company is obligated to pay UT Southwestern up to $7.7 million in regulatory-related milestones and up to $7.5 million in sales-related milestones, as well as a low, single-digit royalty on net sales upon commercialization of the product.

Note 6—Stock-Based Compensation

On July 1, 2020, the Company’s board of directors approved the 2020 Equity Incentive Plan (“Existing Plan”) which permits the granting of incentive stock options, non-statutory stock options, stock appreciation rights, RSAs, RSUs and other stock-based awards to employees, directors, officers and consultants. On July 1, 2020, 3,529,412 shares of common stock were authorized for issuance under the Existing Plan. On September 16, 2020, the Company increased the number of shares of common stock authorized for issuance under the Existing Plan to 3,845,294. As of September 16, 2020, the approval date of the New Plan (as defined below), no additional awards will be granted under the Existing Plan. The terms of the Existing Plan will continue to govern the terms of outstanding equity awards that were granted prior to approval of the New Plan.

On September 16, 2020, the Company’s stockholders approved the 2020 Stock Incentive Plan (“New Plan”), which became effective upon the execution of the underwriting agreement in connection with the IPO. Initially, the number of shares available for future issuance under the New Plan was the sum of (1) 3,390,168 new shares of common stock, (2) 209,841 remaining shares of common stock reserved under the Existing Plan that became available for issuance upon the effectiveness of the New Plan and (3) the number of shares of common stock subject to outstanding awards under the Existing Plan when the New Plan became effective that thereafter expire or are forfeited, canceled, withheld to satisfy tax withholding or to purchase or exercise an award, repurchased by the Company or are otherwise terminated. The number of shares of common stock reserved for issuance under the New Plan automatically increases on January 1 of each year, for a period of ten years, from January 1, 2021 continuing through January 1, 2030, by 5% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Company’s board of directors. On January 1, 2021 the Company’s board of directors increased the number of shares of common stock reserved for issuance under the New Plan by 1,434,934 shares. On January 1, 2022 the Company’s board of directors increased the number of shares of common stock reserved for issuance under the New Plan by 1,923,697 shares.

Furthermore, on September 16, 2020, the Company’s stockholders approved the Employee Stock Purchase Plan (“ESPP”), which became effective upon the execution of the underwriting agreement in connection with the IPO. The maximum number of shares of common stock that may be issued under the ESPP will not exceed 362,000 shares of common stock, plus the number of shares of common stock that are automatically added on January 1st of each year for a period of up to ten years, commencing on the first January 1 following the IPO and ending on (and including) January 1, 2030, in an amount equal to the lesser of (i) one percent (1.0%) of the total number of shares of capital stock outstanding on December 31st of the preceding calendar year, and (ii) 724,000 shares of common stock. No shares were added to the ESPP in 2021. On January 1, 2022, the Company’s board of directors increased the number of shares of common stock reserved for issuance under the ESPP by 384,739. No issuances have been made under the ESPP as of June 30, 2022.

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

For the three months ended June 30, 2022, 777,852 shares of common stock under the New Plan were awarded with a weighted-average grant date fair value per share of $4.13. For the six months ended June 30, 2022 2,679,952 shares of common stock under the New Plan were awarded with a weighted-average grant date fair value per share of $4.21. The stock options vest over one to four years and have a ten-year contractual term.

The following weighted-average assumptions were used to estimate the fair value of stock options that were granted during the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Risk-free interest rate	2.77%	1.07%	2.16%	0.80%
Expected dividend yield	—	—	—	—
Expected term in years	6.0	6.0	6.1	6.0
Expected volatility	76%	76%	76%	75%

The following table summarizes stock option activity, during the six months ended June 30, 2022:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Stock	Exercise	Contractual	Value
	Options	Price	Life (in years)	(in thousands)
Outstanding at December 31, 2021	3,649,962	$24.13	9.2	$—
Options granted	2,679,952	6.24
Options cancelled or forfeited	(1,170,879)	15.53
Options expired	(10,340)	21.71
Outstanding at June 30, 2022	5,148,695	$16.78	8.9	$85
Vested and expected to vest at June 30, 2022	5,148,695	$16.78	8.9	$85
Options exercisable at June 30, 2022	1,094,502	$25.03	7.9	$—

The aggregate intrinsic value in the above table is calculated as the difference between the fair value of the Company’s common stock as of June 30, 2022 and the exercise price of the stock options. As of June 30, 2022, the total unrecognized compensation related to unvested stock option awards granted was $37.3 million, which the Company expects to recognize over a weighted-average period of approximately 3.1 years. No stock options were exercised during the period.

In March 2022, the Company announced a strategic reprioritization. As part of the reprioritization, the Company reduced its workforce by approximately 35% (see Note 10). All outstanding unvested awards were forfeited upon each employee’s termination date, resulting in a forfeit of 713,540 awards in April 2022 and reversal of $0.8 million in stock-based compensation expense in April 2022.

Restricted Stock Units

On September 2, 2020, the Company issued 331,121 RSUs to an employee under the Existing Plan; 25% of the shares of common stock underlying the RSUs vest at each anniversary over a four-year period. The RSUs are subject to a service-based vesting condition. The Company at any time may accelerate the vesting of the RSUs. Such shares are not accounted for as outstanding until they vest. As of June 30, 2022, the total unrecognized compensation related to unvested RSUs granted, including the remaining compensation cost associated with the RSUs granted on September 2, 2020 in exchange for the Cancelled Options, was $8.6 million which is expected to be amortized on a straight-line basis over a weighted-average period of approximately 2.0 years.

The Company's default tax withholding method for RSUs is the sell-to-cover method, in which shares with a market value equivalent to the tax withholding obligation are sold on behalf of the holder of the RSUs upon vesting and settlement to cover the tax withholding liability and the cash proceeds from such sales are remitted by the Company to taxing authorities.

The Company’s RSU activity for the six months ended June 30, 2022 was as follows:

		Weighted
		Average
		Grant Date
	Number	Fair Value
	of Shares	per Share
Nonvested at December 31, 2021	1,886,765	$6.52
Restricted units granted	—	—
Vested	(546,141)	5.25
Cancelled or forfeited	—	—
Nonvested at June 30, 2022	1,340,624	$7.04

Restricted Stock Awards

RA Session II, the Company’s President and Chief Executive Officer, was awarded 769,058 RSAs under the Existing Plan on July 1, 2020, which are expected to vest over a three-year term, subject to continuous employment. As of June 30, 2022, the total unrecognized compensation related to unvested RSAs granted was $1.1 million which is expected to be amortized on a straight-line basis over a weighted-average period of approximately 0.8 years. The fair value of these RSAs at the grant date of July 1, 2020 was $5.28 per share.

The Company’s RSA activity for the six months ended June 30, 2022 was as follows:

		Weighted
		Average
		Grant Date
	Number	Fair Value
	of Shares	per Share
Nonvested at December 31, 2021	341,975	$5.28
Restricted stock granted	—	—
Vested	(128,240)	5.28
Nonvested at June 30, 2022	213,735	$5.28

Employee Stock Purchase Plan

In February 2022, the Company’s board of directors authorized the first offering under the ESPP. Under the ESPP, eligible employees may purchase shares of Taysha common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods. An employee’s payroll deductions under the ESPP are limited to 15% of the employee’s compensation and employees may not purchase more than 1,800 of shares of Taysha common stock during any offering period. During the six months ended June 30, 2022, stock-based compensation expense related to the ESPP was not material.

During the six months ended June 30, 2022, $0.2 million of stock-based compensation expense was capitalized as part of construction in process (see Note 3). The following table summarizes the total stock-based compensation expense for the stock options, ESPP, RSAs and RSUs recorded in the condensed consolidated statements of operations for the three and six months ended June 30, 2022 and 2021 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Research and development expense	$1,316	$2,214	$3,893	$3,793
General and administrative expense	2,825	2,335	5,577	4,350
Total	$4,141	$4,549	$9,470	$8,143

Note 7—Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Since the Company had a net loss in all periods presented, basic and diluted net loss per common share are the same.

The following table represents the calculation of basic and diluted net loss per common share (in thousands, except share and per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(33,873)	$(40,926)	$(83,984)	$(72,950)
Weighted-average shares of common stock outstanding used to compute net loss per common share, basic and diluted	40,142,403	37,479,164	39,163,996	37,237,115
Net loss per common share, basic and diluted	$(0.84)	$(1.09)	$(2.14)	$(1.96)

The following common stock equivalents outstanding as of June 30, 2022 and 2021 were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti‑dilutive:

	June 30, 2022	June 30, 2021
Unvested RSUs	1,340,624	2,053,137
Unvested RSAs	213,735	470,215
Stock options	5,148,695	3,213,692
Total	6,703,054	5,737,044

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

As of June 30, 2022, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2021.

Note 9—Commitments and Contingencies

Litigation

The Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims. From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.

Commitments

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. The Company’s maximum exposure under these arrangements is unknown at June 30, 2022. The Company does not anticipate recognizing any significant losses relating to these arrangements.

Total lease expense, inclusive of lease incentives, under all operating lease agreements amounted to $0.3 million and $0.1 million for the three months ended June 30, 2022 and 2021, respectively, and $0.6 million and $0.1 million for the six months ended June 30, 2022 and 2021, respectively.

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

The Company was not required to provide a security deposit in connection with its entry into the Durham Lease. The Company is responsible for constructing interior improvements within the Facility. The Company was required to place $2.6 million in an escrow account which will be released when the improvements are substantially complete. The escrow funds are recorded as restricted cash on the condensed consolidated balance sheet as of June 30, 2022. The Durham Landlord has the right to terminate the Durham Lease upon specified events of default, including the Company’s failure to pay rent in a timely manner and upon the occurrence of certain events of insolvency with respect to the Company.

The Company incurred initial direct costs to enter into the Durham Lease of approximately $0.8 million. The costs have been recorded on the condensed consolidated balance sheets as a deferred lease asset and are being amortized into earnings over the term of the Durham Lease.

In accordance with ASC Topic 840, Leases, the Company is deemed, for accounting purposes only, to be the owner of the entire leased Facility, including the building shell, during the construction period because of the Company’s expected level of direct financial and operational involvement in the substantial tenant improvements, including structural improvements, required to build out the Facility. As a result, the Company capitalized approximately $26.3 million as a build-to-suit asset within property, plant and equipment, net and recognized a corresponding build-to-suit lease financing obligation as a liability on its condensed consolidated balance sheets equal to the fair value of the existing building shell using comparable market prices per square foot for similar space for public real estate transactions in the surrounding area at commencement of construction in April 2020. Additionally, construction costs incurred as part of the build-out and tenant improvements are also capitalized within property, plant and equipment, net. Costs of approximately $10.6 million have been capitalized during the six months ended June 30, 2022, related to both equipment purchases and the build-out of the leased Facility, as well as capitalization of interest and certain payroll and payroll-related costs. The Company will assess and determine if the build-to-suit asset and corresponding liability should be de-recognized upon completion of construction.

Note 10 – Strategic Reprioritization

In March 2022, the Company implemented changes to the Company’s organizational structure as well as a broader operational cost reduction plan to enable the Company to focus on specific clinical-stage programs for GAN and Rett syndrome. The Company will conduct small proof-of-concept studies in CLN1 disease and SLC13A5 deficiency. Development of the CLN7 program will continue in collaboration with existing partners with future clinical development to focus on the first-generation construct. Substantially all other research and development activities have been paused to increase operational efficiency.

In connection with prioritization of programs, the Company reduced headcount by approximately 35% across all functions. In accordance with ASC 420, Exit and Disposal Activities, the Company recorded one-time severance and termination-related costs of $2.6 million in the condensed consolidated statements of operations for the six months ended June 30, 2022, primarily within research and development expenses. Payments of accrued severance and termination-related costs are substantially complete as of June 30, 2022.

Note 11 – Retirement Plan

In July 2021, the Company adopted a 401(k) retirement savings plan that provides retirement benefits to all full-time employees. Eligible employees may contribute a percentage of their annual compensation, subject to Internal Revenue Service limitations. The Company contributed $0.1 million and $0.6 million to the 401(k) retirement savings plan for the three and six months ended June 30, 2022, respectively.

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

Forward-Looking Statements

The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and Part II, Item 1A, “Risk Factors” in our Annual Report. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements.

Note Regarding Trademarks

All brand names or trademarks appearing in this report are the property of their respective holders. Unless the context requires otherwise, references in this report to the “Company,” “we,” “us,” and “our” refer to Taysha Gene Therapies, Inc.

Overview

We are a patient-centric gene therapy company focused on developing and commercializing AAV-based gene therapies for the treatment of monogenic diseases of the central nervous system, or CNS, in both rare and large patient populations. We were founded in partnership with The University of Texas Southwestern Medical Center, or UT Southwestern, to develop and commercialize transformative gene therapy treatments. Together with UT Southwestern, we are advancing a deep and sustainable product portfolio of gene therapy product candidates, with exclusive options to acquire several additional development programs at no cost. By combining our management team’s proven experience in gene therapy drug development and commercialization with UT Southwestern’s world-class gene therapy research capabilities, we believe we have created a powerful engine to develop transformative therapies to dramatically improve patients’ lives. In March 2022, we announced strategic pipeline prioritization initiatives focused on GAN and Rett syndrome. We will conduct small proof-of-concept studies in CLN1 disease and SLC13A5 deficiency. Development of the CLN7 program will continue in collaboration with existing partners with future clinical development to focus on the first-generation construct. Substantially all other research and development activities have been paused to increase operational efficiency.

In April 2021, we acquired exclusive worldwide rights to TSHA-120, a clinical-stage, intrathecally dosed AAV9 gene therapy program for the treatment of giant axonal neuropathy, or GAN. A Phase 1/2 clinical trial of TSHA-120 is being conducted by the National Institutes of Health, or NIH, under an accepted investigational new drug application, or IND. We reported clinical safety and functional MFM32 data from this trial for the highest dose cohort of 3.5E14 total vg in January 2022, where we saw continued clinically meaningful slowing of disease progression similar to that achieved with the lower dose cohorts, which we considered confirmatory of disease modification. We recently completed a commercially representative GMP batch of TSHA-120 which demonstrated that the pivotal lots from the commercial grade material were generally analytically comparable to the original clinical trial material. Release testing for this batch is currently underway and expected to be completed in September 2022. Additional discussions with Health Authorities are planned to discuss these comparability data and a potential registration pathway with feedback anticipated by the end of 2022. For Rett syndrome, we submitted a Clinical Trial Application, or CTA, filing to Health Canada in November 2021 and announced initiation of clinical development of TSHA-102 under the approved CTA in March 2022. We expect to report preliminary clinical data for TSHA-102 in Rett syndrome by year-end 2022. We recently executed an exclusive option from UT Southwestern to license worldwide rights to a clinical-stage CLN7 program. The CLN7 program is currently in a Phase 1 clinical proof-of-concept trial run by UT Southwestern, and we reported preliminary clinical safety data for the first patient in history to be intrathecally dosed at 1.0x1015 total vg with the first-generation construct in December 2021. Development of the CLN7 program will continue in collaboration with existing partners with future clinical development to focus on the first-generation construct. We will conduct small proof-of-concept studies in CLN1 disease and SLC13A5 deficiency that we believe can further validate our platform.

We have a limited operating history. Since our inception, our operations have focused on organizing and staffing our company, business planning, raising capital and entering into collaboration agreements for conducting preclinical research and development activities for our product candidates. All of our lead product candidates are still in the clinical or preclinical development stage. We do not have any product candidates approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through the sale of equity, raising an aggregate of $319.0 million of gross proceeds from our initial public offering and private placements of our convertible preferred stock as well as sales of common stock pursuant to our Sales Agreement (as defined below). In addition, we drew down $30.0 million and $10.0 million in term loans on August 12, 2021 and December 29, 2021, respectively.

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

Since our inception, we have incurred significant operating losses. Our net losses were $84.0 million for the six months ended June 30, 2022 and $73.0 million for the six months ended June 30, 2021. As of June 30, 2022, we had an accumulated deficit of $319.6 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

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

Clinical Programs

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

We have received orphan drug designation and rare pediatric disease designation from the U.S. Food and Drug Administration, or the FDA, for TSHA-120 for the treatment of GAN. In April 2022, we received orphan drug designation from the European Commission for TSHA-120 for the treatment of GAN.

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

Results of Ongoing Phase 1/2 Clinical Trial

A Phase 1/2 clinical trial of TSHA-120 is being conducted by the NIH under an accepted IND. The ongoing trial is a single-site, open-label, non-randomized dose-escalation trial, in which patients are intrathecally dosed with one of 4 dose levels of TSHA-120 – 3.5E13 total vg, 1.2E14 total vg, 1.8E14 total vg or 3.5E14 total vg. The primary endpoint is to assess safety, with secondary endpoints measuring efficacy using pathologic, physiologic, functional, and clinical markers. To date, 14 patients have been intrathecally dosed and twelve patients have at least three years’ worth of long-term follow up data.

At 1-year post-gene transfer, a clinically meaningful and statistically significant slowing or halting of disease progression was seen with TSHA-120 at the highest dose of 3.5E14 total vg (n=3). The change in the rate of decline in the MFM32 score improved by 5 points in the 3.5E14 total vg cohort compared to an 8-point decline in natural history.

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
All Therapeutic Dose Cohorts
Change in Rate of Decline in MFM32 Score
0
-2
-4
-6
-8
-8.07
-1.44
n=12
Δ = +6.63
p < 0.001

A Bayesian analysis was conducted on the 1.2E14 total vg, 1.8E14 total vg and 3.5E14 total vg dose cohorts at Year 1 to assess the probability of clinically meaningful slowing of disease progression as compared to natural history. This type of statistical analysis enables direct probability statements to be made and is both useful and accepted by regulatory agencies in interventional studies of rare diseases and small patient populations. As shown in the table below, for all therapeutic dose cohorts, there was nearly 100% probability of any slowing of disease and a 96.7% probability of clinically meaningful slowing of 50% or more following treatment with TSHA-120 compared to natural history data.

There remained consistent improvement in TSHA-120’s effect over time on the mean change from baseline in the MFM32 score for all patients in the therapeutic dose cohorts compared to the estimated natural history decline over the years. By Year 3, as depicted below, there was a 10-point improvement in the mean change from baseline in MFM32 score for all patients in the therapeutic dose cohorts.

In addition to the compelling three-year data, there was one patient at Year 5 whose MFM32 change from baseline improved by nearly 26-points in the 1.2E14 total vg dose cohort compared to the estimated natural history decline of 40 points by this timepoint.

Below is an additional analysis of the mean change from baseline in MFM32 score for the therapeutic dose cohorts compared to natural history at patients’ last visit. As shown, TSHA-120 demonstrated increasing improvement in the mean change in MFM32 score from baseline over time.

Additional Endpoints

Sensory nerve action potential, or SNAP, was assessed through nerve conduction studies in patients with GAN. Natural history data from the NIH suggest rapid and irreversible decline in sensory function early in life in patients with GAN. SNAPs are within normal limits early in life and rapid reduction in SNAP amplitude occurs around the age of symptom presentation. As demonstrated below, all patients with classic GAN have an abnormally low SNAP by the age of 4, reflective of compromised sensory neuronal function. By age 9, all patients had an irreversibly absent SNAP. The results from these nerve conduction studies reflect the clinical progression of patients with GAN.

TSHA-120-treated patients demonstrated a durable improvement in SNAP response compared to natural history. Five of the twelve patients treated demonstrated a response. One patient demonstrated near complete recoverability to normal from zero at the time of treatment.

Once SNAP reaches zero, natural history suggests sensory function is presumed non-recoverable. Among patients treated with 1.2E14 total vg or greater of TSHA-120, the three patients with a positive value at baseline maintained a positive SNAP at last study visit with the longest span of 3 years to date and continue to improve.

Below are individual patient SNAP change from baseline from treated patients who showed a positive response including their run-in natural history.

Biopsies of TSHA-120-treated patients confirmed presence of regenerative nerve clusters. Below is pathology data from biopsies of the superficial radial sensory nerve in 11 out of 11 patient samples analyzed. The remaining two samples were unable to be assessed due to biopsy limitations. Peripheral nerve biopsies from the superficial radial sensory nerve were obtained at baseline and at 1 year post gene therapy transfer. Data consistently generated an increase in the number of regenerative clusters observed at Year 1 compared to baseline, indicating active regeneration of nerve fibers following treatment with TSHA-120. Data also indicated improvement in disease pathology, providing evidence that the peripheral nervous system can respond to treatment.

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

Mean RNFL By Dose Cohort
Left Eye
Right Eye
100
90
80
70
60
50
40
30
20
10
0
average thickness (µm)
36
24
12
BL
12
24
36
Time from Dosing (months)
Clinical Worsening
1.2 x 10^14
1.8 x 10^14
3.5 x 10^14

Safety and Tolerability

As of January 2022, there were 53 patient-years of clinical data to support TSHA-120’s favorable safety and tolerability profile. TSHA-120 has been well-tolerated at multiple doses with no signs of significant acute or subacute inflammation, no sudden sensory changes and no drug-related or persisting transaminitis. Adverse events related to immunosuppression or study procedures were similar to what has been seen with other gene therapies and transient in nature. There was no increase in incidence of adverse events with increased dose. Importantly, TSHA-120 was safely dosed in the presence of neutralizing antibodies as a result of the combination of route of administration, dosing and immunosuppression regimen.

TSHA-120 Safely Dosed in the Presence of Neutralizing Antibodies

Baseline Serum AAV9 Titers*
Seropositive (>1:50)
Seronegative (<1:5)
Borderline (1:5-1:50)
Seropositive (>1:50)
Borderline (1:5-1:50)
Seronegative (<1:5)

*All patients with baseline CSF AAV9 Nab titer < 1:5

We currently have up to six years of longitudinal data in individual patients with GAN and collectively 53-patient years of clinical safety and efficacy data from our ongoing clinical study. Treatment with TSHA-120 was well-tolerated with no significant safety issues. There was no increase in incidence of adverse events with increased dose, no dose-limiting toxicity, no signs of acute or subacute inflammation, no sudden sensory changes and no drug-related or persistent elevation of transaminases. Adverse events related to immunosuppression or study procedures were similar to what was seen with other gene therapies and transient in nature.

We believe the comprehensive set of evidence generated across disease manifestations, depicted in the table below, support a robust clinical package for TSHA-120 in GAN.

In order to deliver a robust chemistry, manufacturing, and controls, or CMC, data package to support licensure discussions, we have successfully completed six development and GMP lots of TSHA-120 with our contract development and manufacturing organization, or CDMO, partner. We have also completed a comprehensive side-by-side biochemical and biophysical analysis of current and previous clinical lots. Our CDMO utilizes the same Pro10TM manufacturing platform used to produce the original GAN lots, therefore reducing which is intended to reduce comparability risk. Five development lots ranging from 2L to 250L scale and one full-scale 500L GMP lot were analyzed side-by-side with the current TSHA-120 clinical lot using a comprehensive analytical panel that meets current regulatory requirements including assays for critical attributes such as product and process residuals, empty/full ratio, genetic integrity, potency and strength.

The side-by-side analysis demonstrated that the newly produced TSHA-120 lots were generally comparable to the original clinical trial material in impurity profile including host cell contaminants, residual plasmid, empty particle content, aggregate content and genomic integrity. These results supported our biophysical and biochemical comparability of the newly produced lots. Furthermore, we developed product-specific GAN potency methods which have also demonstrated that the previous and current clinical lots were functionally indistinguishable. Validation of our potency release assay is now underway.

We have applied our panel of release assays for side-by-side testing of the original clinical trial material and our commercial grade lots. Shown below are eight of the most critical attributes of TSHA-120.

First, all results demonstrated that both the clinical and commercial grade lots were of a high purity and lacked significant levels of host cell or process contaminants such as protein and, DNA or and aggregated species. Vector purity was in excess of 95% for all three lots and host cell protein contamination was below detection. In addition, and aggregation of all lots was very low. Host cell and plasmid DNA contamination are also important attributes to discuss with regulatory agencies since carryover represents a theoretical immunogenicity or oncogenicity risk. Residual plasmid and host cell DNA were similar for all lots, indicating a similar safety profile for both products. Empty capsids are a key attribute for AAV vectors since empty capsids can stimulate immune responses to the vector and reduce potency. All three lots were highly enriched in full particles. Potency of AAV vectors is a key measure that correlates with clinical efficacy. We developed a number of product-specific potency assays to measure the functional activity of our product which is reported relative to a reference standard. These assays recapitulated the biological activity of TSHA-120 starting with transduction of GAN knockout cell lines. Activity is measured by quantitation of transgene RNA or protein expression as two independent and complimentary readouts. We observed good agreement with both readouts and high activity of all three lots against our reference suggesting that the lots are of high and comparable activity.

Overall, these results support that our early clinical and pivotal lots are biochemically and biophysically similar and based on these results we believe they should perform identically in a clinical study.

Recently, regulators have encouraged sponsors to conduct deeper analysis of product contaminants not covered by standard release assays to better assess product safety and comparability. To comply with this guidance, we have added Pac-Bio next generation sequencing to our product characterization panel to better understand the nature of nucleic acid contaminants in our products. This method not only allows us to identify the source of the nucleic acid, but also the fragment size, and sequence variability, which also needs to be considered when assessing AAV safety and efficacy. Our analysis of the clinical trial lot and commercial grade pivotal batches demonstrated that the source and composition of transgene and contaminating host and plasmid

DNA are nearly identical and provided further support that for a conclusion that the nature of our product is unchanged between our early clinical and pivotal batches as noted in the below pie charts.

The TSHA-120 pivotal lot, which yielded over 50 patient doses of TSHA-120 at the highest dose cohort of 3.5E14 total vg, is expected to complete quality release testing by end of the third quarter of 2022. This material positions us for future BLA-enabling activities and commercial production. These lots were also placed on stability to provide critical shelf-life data in support of our BLA filing.

In September 2021, we submitted a request for a Scientific Advice meeting for TSHA-120 to the United Kingdom’s Medicines and Healthcare products Regulatory Agency, or MHRA, and were granted a meeting in January 2022. MHRA agreed on our commercial manufacturing and release assay testing strategy including potency assays and we plan to dose a few additional patients with commercial grade material, which will be released in September 2022. Finally, MHRA was supportive of our proposal to perform validation work on MFM32 for GAN as a key clinical endpoint and for us to explore the MFM32 items with patients and families as part of this process. Given the positive comparability data for TSHA-120 that we recently received, additional discussions with Health Authorities to discuss these data and potential registration pathway are planned with regulatory feedback anticipated by year-end 2022.

TSHA-102 for Rett Syndrome

TSHA-102, a neurodevelopmental disorder product candidate, is being developed for the treatment of Rett syndrome, one of the most common genetic causes of severe intellectual disability, characterized by rapid developmental regression and in many cases caused by heterozygous loss of function mutations in MECP2, a gene essential for neuronal and synaptic function in the brain. The estimated prevalence of Rett syndrome is 350,000 patients worldwide and the disease occurs in 1 of every 10,000 female births worldwide. We designed TSHA-102 to prevent gene overexpression-related toxicity by inserting microRNA, or miRNA, target binding sites into the 3’ untranslated region of viral genomes. This overexpression of MECP2 is seen in the clinic in patients with a condition known as MECP2 duplication syndrome, where elevated levels of MECP2 result in a clinical phenotype similar to Rett syndrome both in terms of symptoms and severity. TSHA-102 is constructed from a neuronal specific promoter, MeP426, coupled with the miniMECP2 transgene, a truncated version of MECP2, and miRNA-Responsive Auto-Regulatory Element, or miRARE, our novel miRNA target panel, packaged in self-complementary AAV9. Currently, there are no approved therapies for the treatment of Rett syndrome, which affects more than 350,000 patients worldwide, according to the Rett Syndrome Research Trust.

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

% myc(+) cells
80
60
40
20
0
WT, AAV9/mini
KO, AAV9/mini
WT, AAV9/mini-miRARE
KO, AAV9/mini-miRARE
Medulla
Pons
Midbrain
Hippo

In preclinical animal models, intrathecal myc-tagged TSHA-102 was not associated with early death and did not cause adverse behavioral side effects in wild type mice demonstrating appropriate downregulation of miniMECP2 protein expression as compared to unregulated MECP2 gene therapy constructs. In addition, preclinical data demonstrated that miRARE reduced overall expression of miniMECP2 transgene expression and regulated genotype-dependent myc-tagged miniMECP2 expression across different brain regions on a cell-by-cell basis and improved the safety of TSHA-102 without compromising efficacy in juvenile mice. Pharmacologic activity of TSHA-102 following IT administration was assessed in the MECP2 knockout mouse model of Rett syndrome across three dose levels and three age groups (n=252). A one-time IT injection of TSHA-102 significantly increased survival at all dose levels, with the mid to high doses improving survival across all age groups compared to vehicle-treated controls. Treatment with TSHA-102 significantly improved body weight, motor function and respiratory assessments in MECP2 knockout mice. An additional study in neonatal mice is ongoing, and preliminary data suggest normalization of survival. Finally, an IND/CTA-enabling 6-month Good Laboratory Practice, or GLP, toxicology study (n=24) examined the biodistribution, toxicological effects and mechanism of action of TSHA-102 when intrathecally administered to Non-Human Primates, or NHPs, across three dose levels. Biodistribution, as reflected by DNA copy number, was observed in multiple areas of the brain, sections of spinal cord and the DRG. Importantly, mRNA levels across multiple tissues were low, indicating miRARE regulation is minimizing transgene expression from the construct in the presence of endogenous MECP2 as expected, despite the high levels of DNA that were delivered. No toxicity from transgene overexpression was observed, confirmed by functional and histopathologic evaluations demonstrating no detrimental change in neurobehavioral assessments and no adverse tissue findings on necropsy.

In neonatal knockout Rett mice, treatment with TSHA-102 resulted in near normalization of survival as shown below. A single intracerebroventricular, or ICV, injection of TSHA-102 at a dose of 8.8E10 vg/mouse (Human Equivalent Dose of 2.86E14 vg/participant) within 48 hours after birth in Mecp2-/Y male mice significantly extended the survival of the animals as shown below. All cohorts, including vehicle, were sacrificed at 34 weeks. Preliminary data demonstrated approximately 70% of the treated Mecp2-/Y males survived to 34 weeks of age compared to 9 weeks in the vehicle-treated Mecp2-/Y male.

In addition, neonatal knockout Rett mice demonstrated normalization of behavior following treatment with TSHA-102 as assessed by the Bird Score, a composite measure of six different phenotypic abilities. Knockout animals were initially assessed at 4 weeks of age with a mean Bird Score of 4. Over the course of the study, TSHA-102 improved the behaviors (as assessed by the Bird aggregate score) of TSHA-102 treated mice as shown below.

.

In summary, we believe the totality of preclinical data generated to date, specifically including the mouse pharmacology study to ascertain minimally effective dose, the two toxicology studies (wild type rat and wild type NHP) and the recent mouse neonatal data, represents the most robust package supporting clinical advancement of TSHA-102 in Rett syndrome as shown below.

Safety and biodistribution assessments in NHPs were presented in May 2022 at the International Rett Syndrome Foundation (IRSF) meeting along with the caregiver perspective on Rett syndrome in adulthood. At the ASCEND National Summit, there was an oral presentation on “Putting Patients at the Center.” Finally, mouse pharmacology, rat and NHP toxicology data were presented at the 25th Annual Meeting of the American Society of Gene & Cell Therapy (ASGCT).

We submitted a CTA for TSHA-102 in November 2021 and announced initiation of clinical development under a CTA approved by Health Canada in March 2022. We are advancing TSHA-102 in the REVEAL Phase 1/2 clinical trial which is an open-label, dose escalation, randomized, multicenter study that will examine the safety and efficacy of TSHA-102 in adult female patients with Rett syndrome. Up to 18 patients will be enrolled. In the first cohort, a single 5E14 total vg dose of TSHA-102 will be given intrathecally. The second cohort will be given a 1E15 total vg dose of TSHA-102. Key assessments will include Rett-specific and global assessments, quality of life, biomarkers, and neurophysiology and imaging assessments. Sainte-Justine Mother and Child University Hospital Center in Montreal, Quebec, Canada has been selected as the initial clinical trial site under the direction of Dr. Elsa Rossignol, Assistant Professor Neuroscience and Pediatrics, and Principal Investigator. We expect to report preliminary clinical data for TSHA-102 in Rett syndrome by year-end 2022.

We have received orphan drug designation and rare pediatric disease designation from the FDA and orphan drug designation from the European Commission for TSHA-102 for the treatment of Rett syndrome.

TSHA-121 for CLN7 Disease

The first-generation construct for the CLN7 program was developed in the laboratory of Steven Gray, Ph.D., Associate Professor at UT Southwestern Medical Center and our Chief Scientific Advisor with financial support from Mila’s Miracle and Batten Hope, the leading CLN7 patient advocacy groups. We provided a grant to Batten Hope to support patient awareness, disease education and newborn screening initiatives. We recently executed an exclusive option from UT Southwestern to license worldwide rights to a clinical-stage CLN7 program. The CLN7 program is currently in a Phase 1 clinical proof-of-concept trial run by UT Southwestern, and we reported preliminary clinical safety data for the first patient in history to be intrathecally dosed at 1.0E15 total vg with the first-generation construct in December 2021. Development of the CLN7 program will continue in collaboration with existing partners with future clinical development to focus on the first-generation construct.

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

Clinical safety data presented at WORLDSymposium in February 2022 for the first-generation construct from the ongoing clinical trial following IT administration further demonstrated that the first-generation construct was well-tolerated at multiple doses including 1.0E15 total vg, which is the highest dose administered in humans ever for a gene therapy product. No adverse immune responses were noted, including no evidence of dorsal root ganglion toxicity or brain inflammation across all subjects. Moreover, stabilization in sural nerve conduction supported the absence of dorsal root ganglia inflammation. The ongoing trial includes three patients dosed to date, with two patients treated at the highest dose of 1.0Ex15 total vg. Complete blood counts revealed no signs of bone marrow suppression or clinically significant bone marrow reactivity, and CSF analysis revealed no signs of pleocytosis. A fourth patient was recently dosed at 1.0E15 total vg in March 2022.

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

In connection with a separate research grant agreement with Queen’s University, we reimbursed Queen’s University for certain manufacturing production costs totaling $3.8 million in fiscal year 2020. No additional milestone payments were made in connection with the Queen’s University Agreement during the six months ended June 30, 2022.

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

In December 2021 the Company’s CTA filing for TSHA-118 for the treatment of CLN1 disease was approved by Health Canada and therefore triggered a regulatory milestone payment in connection with the Abeona CLN1 Agreement, and therefore we recorded $3.0 million within research and development expenses in the consolidated statements of operations for the year ended December 31, 2021. The milestone fee was paid in January 2022 and has been classified as an investing outflow in the condensed consolidated statements of cash flows for the six months ended June 30, 2022. No additional milestone payments were made or triggered during the six months ended June 30, 2022.

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

In March 2022, our CTA filing for TSHA-102 for the treatment of Rett Syndrome was approved by Health Canada and therefore triggered a regulatory milestone payment in connection with the Rett Agreement. We recorded $1.0 million within research and development expenses in the condensed consolidated statements of operations for the six months ended June 30, 2022. This milestone fee was not paid as of June 30, 2022 and has been recorded in accrued expenses and other current liabilities. This milestone fee was paid in July 2022.

The Abeona Rett Agreement expires on a country-by-country and licensed product-by-licensed product basis upon the expiration of the last royalty term of a licensed product. Either party may terminate the agreement upon an uncured material breach of the agreement or insolvency of the other party. We may terminate the agreement for convenience.

Impact of COVID-19 on Our Business

We have been actively monitoring the COVID-19 situation and its impact globally. We believe our financial results for the six months ended June 30, 2022 were not significantly impacted by COVID-19. We believe our hybrid and remote working arrangements have had limited impact on our ability to maintain internal operations during the six months ended June 30, 2022. The extent to which COVID-19 may impact our business and operations will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, the effectiveness of actions to contain and treat COVID-19, the efficacy, availability and adoption of vaccines and other treatments, both domestically and globally, and the impact of new variants or mutations of the coronavirus, such as the Delta and Omicron variants. Although we have not experienced any material business shutdowns or interruptions due to the COVID-19 pandemic, we cannot predict the scope and severity of any potential business shutdowns or disruptions in the future, including to our planned clinical trials and preclinical studies. Any such shutdowns or other business interruptions could result in material and negative effects to our ability to conduct our business in the manner and on the timelines presently planned, which could have a material adverse impact on our business, results of operation and financial condition. Further, disruption of global financial markets and a recession or market correction, including as a result of the COVID-19 pandemic, the ongoing military conflict between Russia and Ukraine and the related sanctions imposed against Russia, and other global macroeconomic factors such as inflation, could reduce the Company’s ability to access capital, which could in the future negatively affect the Company’s liquidity and could materially affect the Company’s business and the value of its common stock.

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

Results of Operations

Results of Operations for the Three Months ended June 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021 (in thousands):

	For the Three Months Ended June 30,
	2022	2021
Operating expenses:
Research and development	$23,118	$30,643
General and administrative	9,867	$10,129
Total operating expenses	32,985	40,772
Loss from operations	(32,985)	(40,772)
Other income (expense):
Interest income	27	40
Interest expense	(912)	(194)
Other expense	(3)	—
Total other expense, net	(888)	(154)
Net loss	$(33,873)	$(40,926)

Research and Development Expenses

Research and development expenses were $23.1 million for the three months ended June 30, 2022, compared to $30.6 million for the three months ended June 30, 2021. The $7.5 million decrease was primarily attributable to a decrease of $3.8 million in third-party research and development primarily related to GLP toxicology studies, a decrease of $3.2 million in research and development manufacturing, and lower employee compensation expenses of $0.5 million.

General and Administrative Expenses

General and administrative expenses were $9.9 million for the three months ended June 30, 2022, compared to $10.1 million for the three months ended June 30, 2021. The decrease of approximately $0.2 million was primarily attributable to a decrease of $1.1 million in professional fees related to market research, recruiting, accounting, and patient advocacy activities. This was partially offset by $0.9 million of incremental employee compensation expenses.

Other Income (Expense)

Interest Expense

Interest expense was $0.9 million for the three months ended June 30, 2022, compared to $0.2 million for the three months ended June 30, 2021. The increase of approximately $0.7 million was primarily attributable to interest expense incurred under the Term Loan Agreement which we entered into in the third quarter of 2021.

Results of Operations for the Six Months ended June 30, 2022 and 2021

The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021 (in thousands):

	For the Six Months Ended June 30,
	2022	2021
Operating expenses:
Research and development	$60,917	$54,497
General and administrative	21,336	18,365
Total operating expenses	82,253	72,862
Loss from operations	(82,253)	(72,862)
Other income (expense):
Interest income	41	106
Interest expense	(1,761)	(194)
Other expense	(11)	—
Total other expense, net	(1,731)	(88)
Net loss	$(83,984)	$(72,950)

Research and Development Expenses

Research and development expenses were $60.9 million for the six months ended June 30, 2022, compared to $54.5 million for the six months ended June 30, 2021. The $6.4 million increase was primarily attributable to an increase of $8.9 million in employee compensation, which included $2.2 million of one-time severance and termination costs in connection with the reduction in force announced in March 2022. We also incurred an increase of $2.6 million of clinical study CRO activities and consulting for regulatory and clinical studies. This was partially offset by a year-over-year decrease of $5.1 million in research and development licensing fees and manufacturing expenses.

General and Administrative Expenses

General and administrative expenses were $21.3 million for the six months ended June 30, 2022, compared to $18.4 million for the six months ended June 30, 2021. The increase of approximately $2.9 million was primarily attributable to $3.7 million of incremental employee compensation expenses, which included $0.4 million of one-time severance and termination costs and $1.2 million of non-cash stock-based compensation. This was partially offset by a year-over-year decrease of $0.8 million in professional fees related to insurance, legal, recruiting and patient advocacy activities.

Other Income (Expense)

Interest Expense

Interest expense was $1.8 million for the six months ended June 30, 2022, compared to $0.2 million for the six months ended June 30, 2021. The increase of approximately $1.6 million was primarily attributable to interest expense incurred under the Term Loan Agreement which we entered into in the third quarter of 2021.

Interest Income

Interest income for the six months ended June 30, 2022 and 2021 primarily consisted of interest earned on our savings account.

Liquidity and Capital Resources

Overview

Since our inception, we have not generated any revenue and have incurred significant operating losses. As of June 30, 2022, we had cash and cash equivalents of $66.2 million. From inception through June 30, 2022, we have funded our operations primarily through equity financings, raising an aggregate of $319.0 million in gross proceeds from our initial public offering and private placements of convertible preferred stock as well as sales of common stock pursuant to our Sales Agreement. Specifically, between March and July 2020, we closed on the sale of an aggregate of 10,000,000 shares of Series A convertible preferred stock for gross proceeds of $30.0 million. In July and August 2020, we closed on the sale of an aggregate of 5,647,048 shares of Series B convertible preferred stock for gross proceeds of $96.0 million. In September 2020, we raised gross proceeds of $181.0 million in our initial public offering.

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

On October 5, 2021, we filed a shelf registration statement on Form S-3 with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants and units or any combination thereof up to a total aggregate offering price of $350.0 million. We also simultaneously entered into a Sales Agreement, or the Sales Agreement, with SVB Leerink LLC and Wells Fargo Securities, LLC, or the Sales Agents, pursuant to which we may issue and sell, from time to time at our discretion, shares of our common stock having an aggregate offering price of up to $150.0 million through the Sales Agents. In March 2022, we amended the Sales Agreement to, among other things, include Goldman Sachs & Co. LLC as an additional Sales Agent. In April 2022, we sold 2,000,000 shares of common stock pursuant to the Sales Agreement and received net proceeds of $11.6 million. No other shares of common stock have been issued and sold pursuant to the Sales Agreement as of June 30, 2022.

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

As of June 30, 2022, our material cash requirements consisted of $49.9 million in total lease payments entered into since inception. Our most significant purchase commitments consist of approximately $6.0 million related to the build-out of our cGMP manufacturing facility and $4.0 million in cancellable purchase obligations to our CROs.

We believe that our existing cash and cash equivalents, along with full access to the term loan facility will enable us to fund our operating expenses and capital requirements into the fourth quarter of 2023. This estimate reflects our strategic prioritization efforts to improve operating efficiency previously announced in March 2022. We will require additional capital to fund the research and development of our product candidates, to fund our manufacturing activities, to fund precommercial activities of our programs and for working capital and general corporate purposes.

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

We are continuing to assess the effect that the COVID-19 pandemic may have on our business and operations. The extent to which COVID-19 may impact our business and operations will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, the duration and effect of business disruptions and the short-term effects and ultimate effectiveness of the travel restrictions, quarantines, social distancing requirements and business closures in the United States and other countries to contain and treat the disease, the efficacy, availability and adoption of vaccines, both domestically and globally, and the impact of new variants or mutations of the coronavirus. Further, disruption of global financial markets and a recession or market correction, including as a result of the COVID-19 pandemic, the ongoing military conflict between Russia and Ukraine and the related sanctions imposed against Russia, and other global macroeconomic factors such as inflation, could reduce our ability to access capital, which could in the future negatively affect our liquidity and the value of our common stock.

Cash Flows

The following table shows a summary of our cash flows for the six months ended June 30, 2022 and 2021 (in thousands):

	For the Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(74,012)	$(44,851)
Net cash used in investing activities	(19,540)	(9,032)
Net cash provided by financing activities	10,688	—
Net change in cash, cash equivalents and restricted cash	$(82,864)	$(53,883)

Operating Activities

For the six months ended June 30, 2022, our net cash used in operating activities of $74.0 million primarily consisted of a net loss of $84.0 million, primarily attributable to our spending on research and development expenses. The net loss of $84.0 million was partially offset by adjustments for non-cash items, primarily stock-based compensation and depreciation expense of $10.0 million.

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

Investing Activities

During the six months ended June 30, 2022, investing activities used $19.5 million of cash primarily attributable to the regulatory milestone payment of $3.0 million paid to Abeona pursuant to the CLN1 Agreement, and $16.3 million in capital expenditures related to our in-house manufacturing facility. During the six months ended June 30, 2021, investing activities used $9.0 million of cash attributable to the upfront license fee payment of $5.5 million to acquire exclusive worldwide rights to TSHA-120, for the treatment of GAN, and $3.5 million in capital expenditures related to our in-house manufacturing facility and office space.

Financing Activities

During the six months ended June 30, 2022, financing activities provided $10.7 million of cash, which is primarily attributable to $11.6 million net proceeds from the sale of 2,000,000 shares of common stock pursuant to the Sales Agreement and $0.3 million of ESPP contributions. The proceeds were partially offset by the payment of shelf registration costs, and other financing transactions. No financing activities took place during the six months ended June 30, 2021.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act ), as of the end of the period covered by this Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Form 10-Q was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

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

Risks Related to our Financial Position and Capital Needs

We have incurred significant losses since our inception. We expect to incur losses over the next several years and may never achieve or maintain profitability. These factors raise substantial doubt regarding our ability to continue as a going concern.

Since our inception, we have incurred significant net losses, and we expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses were $174.5 million and $60.0 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $235.6 million. We have financed our operations with $359.0 million in gross proceeds from equity financings, including from our initial public offering, the sale of common stock pursuant to our Sales Agreement and private placements of convertible preferred stock, and from our loan agreement with Silicon Valley Bank. We have no products approved for commercialization and have never generated any revenue from product sales.

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

These and other factors raise substantial doubt regarding our ability to continue as a going concern, which may create negative reactions to the price of our common stock. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose all or a part of their investment. Further, the perception that we may be unable to continue as a going concern may impede our ability to pursue strategic opportunities or operate our business due to concerns regarding our ability to discharge our contractual obligations. In addition, if there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms, or at all.

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

10.1

Amendment No. 1 to Sales Agreement, dated March 30, 2022, by and among the Company, Goldman Sachs & Co. LLC, SVB Securities LLC and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K (File No. 001-39536), filed with the Securities and Exchange Commission on June 30, 2022).

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

Taysha Gene Therapies, Inc.

Date: August 11, 2022	By:	/s/ RA Session II
RA Session II
President and Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2022	By:	/s/ Kamran Alam
Kamran Alam
Chief Financial Officer (Principal Financial and Accounting Officer)