Form 10-Q
period 2022-09-30
Taysha Gene Therapies, Inc.
filed 2022-11-08
CIK 1806310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 8, 2022, the registrant had 62,442,281 shares of common stock, $0.00001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Taysha Gene Therapies, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$34,306	$149,103
Prepaid expenses and other current assets	8,696	10,499
Total current assets	43,002	159,602
Restricted cash	2,637	2,637
Deferred lease asset	630	667
Property, plant and equipment, net	63,954	50,610
Other non-current assets	1,245	440
Total assets	$111,468	$213,956
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$15,251	$21,763
Accrued expenses and other current liabilities	17,888	29,983
Total current liabilities	33,139	51,746
Build-to-suit lease liability	25,496	25,900
Term loan, net	37,773	37,192
Other non-current liabilities	3,934	3,735
Total liabilities	100,342	118,573
Commitments and contingencies - Note 9
Stockholders' equity
Preferred stock, $0.00001 par value per share; 10,000,000 shares authorized and no shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, $0.00001 par value per share; 200,000,000 shares authorized and 41,175,939 and 38,473,945 issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	1	—
Additional paid-in capital	357,065	331,032
Accumulated deficit	(345,940)	(235,649)
Total stockholders’ equity	11,126	95,383
Total liabilities and stockholders' equity	$111,468	$213,956

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Taysha Gene Therapies, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$16,391	$39,528	$77,308	$94,025
General and administrative	8,683	11,153	30,019	29,518
Total operating expenses	25,074	50,681	107,327	123,543
Loss from operations	(25,074)	(50,681)	(107,327)	(123,543)
Other income (expense):
Interest income	9	37	50	143
Interest expense	(1,241)	(543)	(3,002)	(737)
Other expense	(1)	—	(12)	—
Total other expense, net	(1,233)	(506)	(2,964)	(594)
Net loss	$(26,307)	$(51,187)	$(110,291)	$(124,137)
Net loss per common share, basic and diluted	$(0.64)	$(1.35)	$(2.77)	$(3.31)
Weighted average common shares outstanding, basic and diluted	40,937,808	38,003,954	39,761,764	37,495,537

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Taysha Gene Therapies, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

For the Three Months Ended September 30, 2022

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance as of June 30, 2022	41,020,086	$1	$352,342	$(319,633)	$32,710
Stock-based compensation	—	—	4,470	—	4,470
Issuance of common stock upon vesting and settlement of restricted stock units	82,780	—	—	—	—
Issuance of common stock under ESPP	73,073	—	253	—	253
Net loss	—	—	—	(26,307)	(26,307)
Balance as of September 30, 2022	41,175,939	$1	$357,065	$(345,940)	$11,126

For the Three Months Ended September 30, 2021

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance as of June 30, 2021	38,391,165	$—	$320,571	$(134,076)	$186,495
Stock-based compensation	—	—	5,086	—	5,086
Issuance of common stock upon vesting and settlement of restricted stock units	82,780	—	—	—	—
Net loss	—	—	—	(51,187)	(51,187)
Balance as of September 30, 2021	38,473,945	$—	$325,657	$(185,263)	$140,394

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Taysha Gene Therapies, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

For the Nine Months Ended September 30, 2022

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2021	38,473,945	$—	$331,032	$(235,649)	$95,383
Stock-based compensation	—	—	14,172	—	14,172
Issuance of common stock, net of sales commissions and other offering costs of $392	2,000,000	1	11,608	—	11,609
Issuance of common stock upon vesting and settlement of restricted stock units	628,921	—	—	—	—
Issuance of common stock under ESPP	73,073	—	253	—	253
Net loss	—	—	—	(110,291)	(110,291)
Balance as of September 30, 2022	41,175,939	$1	$357,065	$(345,940)	$11,126

For the Nine Months Ended September 30, 2021

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2020	37,761,435	$—	$312,428	$(61,126)	$251,302
Stock-based compensation	—	—	13,229	—	13,229
Issuance of common stock upon vesting and settlement of restricted stock units	712,510	—	—	—	—
Net loss	—	—	—	(124,137)	(124,137)
Balance as of September 30, 2021	38,473,945	$—	$325,657	$(185,263)	$140,394

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Taysha Gene Therapies, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(110,291)	$(124,137)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	808	283
Research and development license expense	1,250	6,750
Stock-based compensation	13,940	13,229
Other	616	450
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,980	(1,530)
Accounts payable	(3,217)	16,000
Accrued expenses and other liabilities	(7,753)	12,179
Due to related party	—	(8)
Net cash used in operating activities	(102,667)	(76,784)
Cash flows from investing activities
Purchase of research and development license	(4,250)	(6,000)
Purchase of property, plant and equipment	(18,310)	(7,034)
Net cash used in investing activities	(22,560)	(13,034)
Cash flows from financing activities
Proceeds from Term Loan, net	—	29,978
Proceeds from issuance of common stock, net of sales commissions	11,640	—
Payment of shelf registration costs	(319)	—
Proceeds from common stock issuances under ESPP	253	—
Other	(1,144)	—
Net cash provided by financing activities	10,430	29,978
Net decrease in cash, cash equivalents and restricted cash	(114,797)	(59,840)
Cash, cash equivalents and restricted cash at the beginning of the period	151,740	251,253
Cash, cash equivalents and restricted cash at the end of the period	$36,943	$191,413
Cash and cash equivalents	34,306	188,785
Restricted cash	2,637	2,628
Cash, cash equivalents and restricted cash at the end of the period	$36,943	$191,413
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,758	$110
Supplemental disclosure of noncash investing and financing activities:
Property, plant and equipment in accounts payable and accrued expenses	3,366	6,658
Acquisition of property, plant and equipment funded by landlord	—	606
Deferred offering costs not yet paid	40	204
Purchase of research and development license not yet paid	—	750
Build-to-suit lease liability	—	26,607

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

Sales Agreement

On October 5, 2021, the Company entered into a Sales Agreement (the “Sales Agreement”) with SVB Securities LLC (f/k/a SVB Leerink LLC) and Wells Fargo Securities, LLC (collectively, the “Sales Agents”), pursuant to which the Company may issue and sell, from time to time in its sole discretion, shares of its common stock having an aggregate offering price of up to $150.0 million through the Sales Agents. In March 2022, the Company amended the Sales Agreement to, among other things, include Goldman Sachs & Co. LLC as an additional Sales Agent. The Sales Agents may sell common stock by any method permitted by law deemed to be an “at-the-market offering” as defined in Rule 415(a)(4) of the Securities Act, including sales made directly on or through the Nasdaq Global Select Market or any other existing trade market for the common stock, in negotiated transactions at market prices prevailing at the time of sale or at prices related to prevailing market prices, or any other method permitted by law. The Sales Agents are entitled to receive 3.0% of the gross sales price per share of common stock sold under the Sales Agreement. In April 2022, the Company sold 2,000,000 shares of common stock under the Sales Agreement and received $11.6 million in net proceeds. No other shares of common stock have been issued and sold pursuant to the Sales Agreement as of September 30, 2022.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Pursuant to ASC 205, Presentation of Financial Statements, the Company is required to and does evaluate at each annual and interim period whether there are conditions or events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. In its Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, the Company concluded that there was insufficient funding available to allow the Company to fund its currently planned research and discovery programs and the build-out of its GMP manufacturing facility for a period exceeding one year from the filing of those financial statements, and that those conditions raised substantial doubt about the Company’s ability to continue as a going concern.

In October 2022, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) and an option agreement (the “Option Agreement,” together with the Securities Purchase Agreement the “Astellas Transactions”) with Audentes Therapeutics, Inc. (d/b/a Astellas Gene Therapy) (“Astellas”), pursuant to which the Company agreed to issue and sell 7,266,342 shares of its common stock for aggregate proceeds of $30.0 million and received a one-time payment in the amount of $20.0 million (the “Upfront Payment”), respectively, for total gross proceeds of $50.0 million. Also in October 2022, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Goldman Sachs & Co. LLC (the "Underwriter”) to issue and sell 14,000,000 shares of common stock for at a price of $2.00 per share. The Underwriter has an option, for a period of 30 days, to purchase up to an additional 2,100,000 shares of the Company’s common stock at a price of $1.88 per share. The net proceeds are expected be approximately $25.6 million, or approximately $29.6 million if the Underwriter exercises in full its option to purchase additional shares of Common Stock, in each case after deducting underwriting discounts and commissions and estimated offering expenses. See Note 12 for additional information.

The Company has concluded that these additional cash flows provide the Company with sufficient liquidity to satisfy its obligations for at least twelve months following the date of the issuance of these condensed consolidated financial statements. Accordingly, the Company has concluded that there is no longer substantial doubt about the Company’s ability to continue as a going concern.

The Company has incurred operating losses since inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of September 30, 2022, the Company had an accumulated deficit of $345.9 million. Losses are expected to continue as the Company continues to invest in its research and development activities. Future capital requirements will depend on many factors, including the timing and extent of spending on research and development and the market acceptance of the Company’s products. The Company will need to obtain additional financing in order to complete clinical studies and launch and commercialize any product candidates for which it receives regulatory approval. There can be no assurance that such financing will be available or will be on terms acceptable to the Company.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), as amended, with guidance regarding the accounting for and disclosure of leases. This update requires lessees to recognize the liabilities related to all leases, including operating leases, with a term greater than 12 months on the balance sheets. This update also requires lessees and lessors to disclose key information about their leasing transactions. This guidance will become effective for the Company for annual reporting periods beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022. The new standard requires the use of one of the following two approaches, either (1) retrospectively to each prior reporting period presented in the financial statements with the cumulative effect recognized at the beginning of the earliest comparative period presented, or (2) retrospectively at the beginning of the period of adoption through a cumulative-effect adjustment. The Company commenced its implementation efforts of this new accounting standard during the quarter and concluded that the cumulative impact of the adoption will be recorded as an adjustment to accumulated deficit as of January 1, 2022, and prior periods will not be adjusted. Upon adoption, the Company expects to recognize right-of-use assets and lease liabilities in the consolidated balance sheet related to operating leases.

Additionally, upon adoption, the Company expects to derecognize the build-to-suit asset and obligation (see Note 9) related to the construction-in-progress as the Company does not control the building during the construction period.

Note 3—Balance Sheet Components

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Prepaid research and development	$5,182	$5,218
Prepaid clinical trial	2,284	3,298
Deferred offering costs	722	545
Prepaid insurance	74	148
Prepaid bonus	54	427
Other	380	863
Total prepaid expenses and other current assets	$8,696	$10,499

Property, plant and equipment, net consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Leasehold improvements	$2,091	$2,067
Laboratory equipment	2,069	1,095
Computer equipment	1,127	1,098
Furniture and fixtures	897	845
Construction in progress	59,058	46,004
	65,242	51,109
Accumulated depreciation	(1,288)	(499)
Property, plant and equipment, net	$63,954	$50,610

Included in construction in progress at September 30, 2022 was $59.0 million of costs associated with the Build-to-Suit lease (see Note 9), which includes $3.1 million of capitalized payroll and payroll-related costs.

Depreciation expense was $0.3 million and $0.8 million for the three and nine months ended September 30, 2022, respectively. Depreciation expense was $0.2 million and $0.3 million for the three and nine months ended September 30, 2021, respectively.

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued research and development	$8,027	$11,895
Accrued compensation	4,914	7,703
Accrued license fees	—	3,500
Accrued property, plant and equipment	1,655	2,644
Accrued clinical trial	889	1,659
Accrued professional and consulting fees	823	1,091
Other	1,580	1,491
Total accrued expenses and other current liabilities	$17,888	$29,983

Note 4—Loan with Silicon Valley Bank

On August 12, 2021 (the “Closing Date”), the Company entered into a Loan and Security Agreement (the “Term Loan Agreement”), by and among the Company, the lenders party thereto from time to time (the “Lenders”) and Silicon Valley Bank, as administrative agent and collateral agent for the Lenders (“Agent”). The Term Loan Agreement provides for (i) on the Closing Date, $40.0 million aggregate principal amount of term loans available through December 31, 2021, (ii) from January 1, 2022 until September 30, 2022, an additional $20.0 million term loan facility available at the Company’s option upon having three distinct and active clinical stage programs, determined at the discretion of the Agent, at the time of draw, (iii) from October 1, 2022 until March 31, 2023, an additional $20.0 million term loan facility available at the Company’s option upon having three distinct and active clinical stage programs, determined at the discretion of the Agent, at the time of draw and (iv) from April 1, 2023 until December 31, 2023, an additional $20.0 million term loan facility available upon approval by the Agent and the Lenders (collectively, the “Term Loans”). The Company drew $30.0 million in term loans on the Closing Date and $10.0 million in term loans in December 2021. The Company did not draw on the additional $20.0 million tranche prior to its expiration on September 30, 2022.

The interest rate applicable to the Term Loans is the greater of (a) the WSJ Prime Rate plus 3.75% or (b) 7.00% per annum. The Term Loans are interest only from the Closing Date through August 31, 2024, after which the Company is required to pay equal monthly installments of principal through August 1, 2026, the maturity date.

The Term Loans may be prepaid in full through August 12, 2023 with payment of a 1.00% prepayment premium, after which they may be prepaid in full with no prepayment premium. An additional final payment of 7.5% of the amount of Terms Loans advanced by the Lenders (“Exit Fee”) will be due upon prepayment or repayment of the Term Loans in full. The Exit Fee of $3.0 million was recorded as debt discount and has also been fully accrued within non-current liabilities as of September 30, 2022. The debt discount is being accreted using the effective interest method over the term of the Term Loans within interest expense in the condensed consolidated statements of operations.

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

The Term Loan Agreement also contains customary representations and warranties, and also includes customary events of default, including payment default, breach of covenants, change of control, and material adverse effects. The Company was in compliance with all covenants under the Term Loan Agreement as of September 30, 2022. Upon the occurrence of an event of default, a default interest rate of an additional 5% per annum may be applied to the outstanding loan balances, and the Lenders may declare all outstanding obligations immediately due and payable and exercise all of its rights and remedies as set forth in the Term Loan Agreement and under applicable law.

During the nine months ended September 30, 2022, the Company recognized interest expense related to the Term Loan of $2.5 million.

Future principal debt payments on the loan payable as of September 30, 2022 are as follows (in thousands):

Year Ending December 31,
2022	—
2023	—
2024	6,667
2025	20,000
2026	13,333
Total principal payments	40,000
Unamortized debt discount	(2,227)
Term Loan, net	$37,773

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

No additional milestone payments were made in connection with the Queen’s Agreement during the nine months ended September 30, 2022.

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

In December 2021, the Company’s Clinical Trial Application (“CTA”) filing for TSHA-118 for the treatment of CLN1 disease was approved by Health Canada and therefore triggered a regulatory milestone payment in connection with this agreement. The Company recorded $3.0 million within research and development expenses in the consolidated statements of operations for the year ended December 31, 2021. The milestone fee was paid in January 2022 and classified as an investing cash outflow in the condensed consolidated statements of cash flows for the nine months ended September 30, 2022.

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

In March 2022, the Company’s CTA filing for TSHA-102 for the treatment of Rett Syndrome was approved by Health Canada and therefore triggered a regulatory milestone payment in connection with this agreement. The Company recorded $1.0 million within research and development expenses in the condensed consolidated statements of operations for the nine months ended September 30, 2022. The $1.0 million regulatory milestone fee was paid in July 2022 and classified as an investing cash outflow in the condensed consolidated statements of cash flows for the nine months ended September 30, 2022.

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

In exchange for the license rights, the Company recorded an aggregate of $5.5 million within research and development expenses in the condensed consolidated statements of operations for the nine months ended September 30, 2021, since the acquired license does not have an alternative future use. This license fee was paid in April 2021 and has been classified as an investing outflow in the condensed consolidated statements of cash flows for the nine months ended September 30, 2021. No additional milestone payments were made in connection with the GAN Agreement during the nine months ended September 30, 2022.

License Agreement for CLN7

In March 2022, the Company entered into a license agreement with UT Southwestern (the “CLN7 Agreement”) pursuant to which the Company obtained an exclusive worldwide, royalty-bearing license with right to grant sublicenses to develop, manufacture, use, and commercialize licensed products for gene therapy for CLN7, a form of Batten Disease. In connection with the CLN7 Agreement, the Company paid a one-time upfront license fee of $0.3 million. The Company recorded the upfront license fee in research and development expense in the condensed consolidated statements of operations since the acquired license does not have an alternative future use. The upfront license fee was classified as an investing cash outflow in the condensed consolidated statements of cash flows for the nine months ended September 30, 2022. The Company is obligated to pay UT Southwestern up to $7.7 million in regulatory-related milestones and up to $7.5 million in sales-related milestones, as well as a low, single-digit royalty on net sales upon commercialization of the product.

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

On September 16, 2020, the Company’s stockholders approved the 2020 Stock Incentive Plan (“New Plan”), which became effective upon the execution of the underwriting agreement in connection with the IPO. Initially, the number of shares available for future issuance under the New Plan was the sum of (1) 3,390,168 new shares of common stock, (2) 209,841 remaining shares of common stock reserved under the Existing Plan that became available for issuance upon the effectiveness of the New Plan and (3) the number of shares of common stock subject to outstanding awards under the Existing Plan when the New Plan became effective that thereafter expire or are forfeited, canceled, withheld to satisfy tax withholding or to purchase or exercise an award, repurchased by the Company or are otherwise terminated. The number of shares of common stock reserved for issuance under the New Plan automatically increases on January 1 of each year, for a period of ten years, from January 1, 2021 continuing through January 1, 2030, by 5% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Company’s board of directors. On January 1, 2021, the Company’s board of directors increased the number of shares of common stock reserved for issuance under the New Plan by 1,434,934 shares. On January 1, 2022, the Company’s board of directors increased the number of shares of common stock reserved for issuance under the New Plan by 1,923,697 shares.

Furthermore, on September 16, 2020, the Company’s stockholders approved the Employee Stock Purchase Plan (“ESPP”), which became effective upon the execution of the underwriting agreement in connection with the IPO. The maximum number of shares of common stock that may be issued under the ESPP will not exceed 362,000 shares of common stock, plus the number of shares of common stock that are automatically added on January 1st of each year for a period of up to ten years, commencing on the first January 1 following the IPO and ending on (and including) January 1, 2030, in an amount equal to the lesser of (i) one percent (1.0%) of the total number of shares of capital stock outstanding on December 31st of the preceding calendar year, and (ii) 724,000 shares of common stock. No shares were added to the ESPP in 2021. On January 1, 2022, the Company’s board of directors increased the number of shares of common stock reserved for issuance under the ESPP by 384,739. The Company has issued 73,073 shares of common stock under the ESPP as of September 30, 2022.

Stock Options

On July 1, 2020, options to purchase 2,896,782 shares of common stock under the Existing Plan were awarded to certain employees and consultants of the Company with an exercise price per share of $0.80, which were expected to vest over a four-year period, all of which were subsequently cancelled (the “Cancelled Options”). The grant date fair value of the Cancelled Options was $13.8 million at the original grant date. In exchange, the Company awarded 2,518,932 RSUs on September 2, 2020, which are expected to vest over a four-year term. The Company accounted for the changes in award terms as a modification in accordance with ASC 718, Compensation – Stock Compensation. The modification was accounted for as an exchange of the original award for a new award with total compensation cost equal to the grant-date fair value of the original award plus any incremental value measured on the modification date. The Company determined that there was no incremental value as the fair value of the original award immediately before the modification was greater than the fair value of the new award immediately after the modification. Accordingly, the Company continues to recognize the remaining compensation cost of the Cancelled Options over the vesting period of the RSUs.

For the three months ended September 30, 2022, no shares of common stock under the New Plan were awarded. For the nine months ended September 30, 2022, 2,679,952 shares of common stock under the New Plan were awarded with a weighted-average grant date fair value per share of $4.21. The stock options vest over one to four years and have a ten-year contractual term.

The following weighted-average assumptions were used to estimate the fair value of stock options that were granted during the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Risk-free interest rate	—	1.02%	2.16%	0.83%
Expected dividend yield	—	—	—	—
Expected term in years	—	6.1	6.1	6.0
Expected volatility	—	75%	76%	75%

The following table summarizes stock option activity, during the nine months ended September 30, 2022:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Stock	Exercise	Contractual	Value
	Options	Price	Life (in years)	(in thousands)
Outstanding at December 31, 2021	3,649,962	$24.13	9.2	$—
Options granted	2,679,952	6.24	—	$—
Options cancelled or forfeited	(1,684,140)	15.38	—	$—
Options expired	(98,041)	24.72	—	$—
Outstanding at September 30, 2022	4,547,733	$16.82	8.6	$—
Vested and expected to vest at September 30, 2022	4,547,733	$16.82	8.6	$—
Options exercisable at September 30, 2022	1,199,900	$24.86	7.5	$—

The aggregate intrinsic value in the above table is calculated as the difference between the fair value of the Company’s common stock as of September 30, 2022 and the exercise price of the stock options. As of September 30, 2022, the total unrecognized compensation related to unvested stock option awards granted was $29.2 million, which the Company expects to recognize over a weighted-average period of approximately 2.9 years. No stock options were exercised during the period.

Restricted Stock Units

On September 2, 2020, the Company issued 331,121 RSUs to an employee under the Existing Plan; 25% of the shares of common stock underlying the RSUs vest at each anniversary over a four-year period. The RSUs are subject to a service-based vesting condition. The Company at any time may accelerate the vesting of the RSUs. Such shares are not accounted for as outstanding until they vest. As of September 30, 2022, the total unrecognized compensation related to unvested RSUs granted, including the remaining compensation cost associated with the RSUs granted on September 2, 2020 in exchange for the Cancelled Options, was $7.5 million which is expected to be amortized on a straight-line basis over a weighted-average period of approximately 1.7 years.

The Company's default tax withholding method for RSUs is the sell-to-cover method, in which shares with a market value equivalent to the tax withholding obligation are sold on behalf of the holder of the RSUs upon vesting and settlement to cover the tax withholding liability and the cash proceeds from such sales are remitted by the Company to taxing authorities.

The Company’s RSU activity for the nine months ended September 30, 2022 was as follows:

		Weighted
		Average
		Grant Date
	Number	Fair Value
	of Shares	per Share
Nonvested at December 31, 2021	1,886,765	$6.52
Restricted units granted	—	—
Vested	(628,921)	6.52
Cancelled or forfeited	—	—
Nonvested at September 30, 2022	1,257,844	$6.52

Restricted Stock Awards

RA Session II, the Company’s President and Chief Executive Officer, was awarded 769,058 RSAs under the Existing Plan on July 1, 2020, which are expected to vest over a three-year term, subject to continuous employment. As of September 30, 2022, the total unrecognized compensation related to unvested RSAs granted was $0.7 million which is expected to be amortized on a straight-line basis over a weighted-average period of approximately 0.5 years. The fair value of these RSAs at the grant date of July 1, 2020 was $5.28 per share.

The Company’s RSA activity for the nine months ended September 30, 2022 was as follows:

		Weighted
		Average
		Grant Date
	Number	Fair Value
	of Shares	per Share
Nonvested at December 31, 2021	341,975	$5.28
Restricted stock granted	—	—
Vested	(192,361)	5.28
Nonvested at September 30, 2022	149,614	$5.28

Employee Stock Purchase Plan

In February 2022, the Company’s board of directors authorized the first offering under the ESPP. Under the ESPP, eligible employees may purchase shares of Taysha common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods. An employee’s payroll deductions under the ESPP are limited to 15% of the employee’s compensation and employees may not purchase more than 1,800 of shares of Taysha common stock during any offering period. During the nine months ended September 30, 2022, stock-based compensation expense related to the ESPP was not material.

During the nine months ended September 30, 2022, $0.2 million of stock-based compensation expense was capitalized as part of construction in process (see Note 3). The following table summarizes the total stock-based compensation expense for the stock options, ESPP, RSAs and RSUs recorded in the condensed consolidated statements of operations, net of the amounts capitalized, for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development expense	$2,001	$2,305	$5,894	$6,098
General and administrative expense	2,469	2,781	8,046	7,131
Total	$4,470	$5,086	$13,940	$13,229

Note 7—Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Since the Company had a net loss in all periods presented, basic and diluted net loss per common share are the same.

The following table represents the calculation of basic and diluted net loss per common share (in thousands, except share and per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(26,307)	$(51,187)	$(110,291)	$(124,137)
Weighted-average shares of common stock outstanding used to compute net loss per common share, basic and diluted	40,937,808	38,003,954	39,761,764	37,495,537
Net loss per common share, basic and diluted	$(0.64)	$(1.35)	$(2.77)	$(3.31)

The following common stock equivalents outstanding as of September 30, 2022 and 2021 were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti‑dilutive:

	September 30, 2022	September 30, 2021
Unvested RSUs	1,257,844	1,886,765
Unvested RSAs	149,614	406,095
Stock options	4,547,733	3,516,992
Total	5,955,191	5,809,852

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

As of September 30, 2022, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2021.

Note 9—Commitments and Contingencies

Litigation

The Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims. From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.

Commitments

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. The Company’s maximum exposure under these arrangements is unknown at September 30, 2022. The Company does not anticipate recognizing any significant losses relating to these arrangements.

Total lease expense, inclusive of lease incentives, under all operating lease agreements amounted to $0.4 million and $0.1 million for the three months ended September 30, 2022 and 2021, respectively, and $1.0 million and $0.1 million for the nine months ended September 30, 2022 and 2021, respectively.

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

The Company was not required to provide a security deposit in connection with its entry into the Durham Lease. The Company is responsible for constructing interior improvements within the Facility. The Company was required to place $2.6 million in an escrow account which will be released when the improvements are substantially complete. The escrow funds are recorded as restricted cash on the condensed consolidated balance sheet as of September 30, 2022. The Durham Landlord has the right to terminate the Durham Lease upon specified events of default, including the Company’s failure to pay rent in a timely manner and upon the occurrence of certain events of insolvency with respect to the Company.

The Company incurred initial direct costs to enter into the Durham Lease of approximately $0.8 million. The costs have been recorded on the condensed consolidated balance sheets as a deferred lease asset and are being amortized into earnings over the term of the Durham Lease.

In accordance with ASC Topic 840, Leases, the Company is deemed, for accounting purposes only, to be the owner of the entire leased Facility, including the building shell, during the construction period because of the Company’s expected level of direct financial and operational involvement in the substantial tenant improvements, including structural improvements, required to build out the Facility. As a result, the Company capitalized approximately $26.3 million as a build-to-suit asset within property, plant and equipment, net and recognized a corresponding build-to-suit lease financing obligation as a liability on its condensed consolidated balance sheets equal to the fair value of the existing building shell using comparable market prices per square foot for similar space for public real estate transactions in the surrounding area at commencement of construction in April 2020. Additionally, construction costs incurred as part of the build-out and tenant improvements are also capitalized within property, plant and equipment, net. Costs of approximately $13.2 million have been capitalized during the nine months ended September 30, 2022, related to both equipment purchases and the build-out of the leased Facility, as well as capitalization of interest and certain payroll and payroll-related costs. The Company will assess and determine if the build-to-suit asset and corresponding liability should be de-recognized upon completion of construction.

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

In connection with prioritization of programs, the Company reduced headcount by approximately 35% across all functions in March 2022. In accordance with ASC 420, Exit and Disposal Activities, the Company recorded one-time severance and termination-related costs of $2.6 million in the condensed consolidated statements of operations for the nine months ended September 30, 2022, primarily within research and development expenses. Payments of accrued severance and termination-related costs are complete as of September 30, 2022.

Note 11 – Retirement Plan

In July 2021, the Company adopted a 401(k) retirement savings plan that provides retirement benefits to all full-time employees. Eligible employees may contribute a percentage of their annual compensation, subject to Internal Revenue Service limitations. The Company contributed $0.1 million and $0.7 million to the 401(k) retirement savings plan for the three and nine months ended September 30, 2022, respectively. The Company contributed less than $0.1 million and $0.1 million to the 401(k) retirement savings plan for the three and nine months ended September 30, 2021, respectively.

Note 12– Subsequent Events

Astellas Transactions

On October 21, 2022, or the Effective Date, the Company entered into the Option Agreement with Astellas, pursuant to which the Company granted to Astellas an exclusive option to obtain an exclusive, worldwide, royalty and milestone-bearing right and license (A) to research, develop, make, have made, use, sell, offer for sale, have sold, import, export and otherwise exploit, or, collectively, Exploit, the product known, as of the Effective Date, as TSHA-120, or the 120 GAN Product, and any backup products with respect thereto for use in the treatment of GAN or any other gene therapy product for use in the treatment of GAN that is controlled by Taysha or any of its affiliates or with respect to which the Company or any of its affiliates controls intellectual property rights covering the Exploitation thereof, or a GAN Product, and (B) under any intellectual property rights controlled by Taysha or any of its affiliates with respect to such Exploitation, or the GAN Option. Subject to certain extensions, the GAN Option is exercisable from the Effective Date through a specified period of time following Astellas’ receipt of (i) the formal minutes from the Type B end-of-Phase 2 meeting between Taysha and the FDA in response to the Company’s meeting request sent to the FDA on September 19, 2022 for the 120 GAN Product, or the Type B end-of-Phase 2 Meeting, (ii) all written feedback from the FDA with respect to the Type B end-of-Phase 2 Meeting, and (iii) all briefing documents sent by Taysha to the FDA with respect to the Type B end-of-Phase 2 Meeting.

Under the Option Agreement, the Company also granted to Astellas an exclusive option to obtain an exclusive, worldwide, royalty and milestone-bearing right and license (A) to Exploit any Rett Product (as defined below), and (B) under any intellectual property rights controlled by Taysha or any of its affiliates with respect to such Exploitation, or the Rett Option and together with the GAN Option, each, an Option. Subject to certain extensions, the Rett Option is exercisable from the Effective Date through a specified period of time following Astellas’ receipt of (i) certain clinical data from the female pediatric trial and (ii) certain specified data with respect to TSHA-102, such period, the Rett Option Period, related to (i) the product known, as of the Effective Date, as TSHA-102 and any backup products with respect thereto for use in the treatment of Rett syndrome, and (ii) any other gene therapy product for use in the treatment of Rett syndrome that is controlled by Taysha or any of its affiliates or with respect to which the Company or any of its affiliates controls intellectual property rights covering the Exploitation thereof, or a Rett Product.

The parties have agreed that, if Astellas exercises an Option, the parties will, for a specified period, negotiate a license agreement in good faith on the terms and conditions outlined in the Option Agreement, including payments by Astellas of a to be determined upfront payment, certain to be determined milestone payments, and certain to be determined royalties on net sales of GAN Products and/or Rett Products, as applicable.

During the Rett Option Period, the Company has agreed to (A) not solicit or encourage any inquiries, offers or proposals for, or that could reasonably be expected to lead to, a Change of Control (as defined in the Option Agreement), or (B) otherwise initiate a process for a potential Change of Control, in each case, without first notifying Astellas and offering Astellas the opportunity to submit an offer or proposal to the Company for a transaction that would result in a Change of Control. If Astellas fails or declines to submit any such offer within a specified period after the receipt of such notice, the Company will have the ability to solicit third party bids for a Change of Control transaction. If Astellas delivers an offer to the Company for a transaction that would result in a Change of Control, the Company and Astellas will attempt to negotiate in good faith the potential terms and conditions for such potential transaction that would result in a Change of Control for a specified period, which period may be shortened or extended by mutual agreement.

As partial consideration for the rights granted to Astellas under the Option Agreement, Astellas will pay the Company the Upfront Payment, which is $20.0 million, within 30 days after receipt of an invoice for such payment, which invoice will be delivered by the Company on or after the Effective Date. Astellas or any of its affiliates shall have the right, in its or their discretion and upon written notice to the Company, to offset the amount of the Upfront Payment (in whole or in part, until the full amount of the Upfront Payment has been offset) against (a) any payment(s) owed to Taysha or any of its affiliates (or to any third party on behalf of the Company) under or in connection with any license agreement entered into with respect to any GAN Product or Rett Product, including, any upfront payment, milestone payment or royalties owed to Taysha or any of its affiliates (or to any third party on behalf of the Company) under or in connection with any such license agreement or (b) any amount owed to Taysha or any of its affiliates in connection with a Change of Control transaction with Astellas or any of its affiliates. As further consideration for the rights granted to Astellas under the Option Agreement, the Company and Astellas also entered into the Securities Purchase Agreement.

Securities Purchase Agreement

On October 21, 2022, the Company entered into the Securities Purchase Agreement with Astellas, pursuant to which the Company agreed to issue and sell to Astellas in a private placement, or the Private Placement, an aggregate of 7,266,342 shares, or the Private Placement Shares, of its common stock, for aggregate gross proceeds of $30.0 million. The Private Placement closed on October 24, 2022. Pursuant to the Securities Purchase Agreement, in connection with the Private Placement, Astellas has the right to designate one individual to attend all meetings of the Board in a non-voting observer capacity. The Company also granted Astellas certain registration rights with respect to the Private Placement Shares.

October 2022 Follow-On Offering

On October 26, 2022, the Company entered into the Underwriting Agreement with the Underwriter to issue and sell 14,000,000 shares of the Company’s common stock of the Company, par value $0.00001 per share, in an underwritten public offering pursuant to an effective registration statement on Form S-3 (File No. 333-260069) and a related prospectus and prospectus supplement, in each case filed with the SEC. The offering price to the public was $2.00 per share of the Company’s common stock, and the Underwriter agreed to purchase the shares from the Company pursuant to the Underwriting Agreement at a price of $1.88 per share. In addition, the Company granted the Underwriter an option to purchase, for a period of 30 days, up to an additional 2,100,000 shares of the Company’s common stock, which such option had not been exercised as of the date of this Quarterly Report on Form 10-Q. The offering closed on October 31, 2022 and the Company received net proceeds of $25.6 million after deducting underwriting discounts, commissions and estimated offering expenses. The Company estimates that the net proceeds from the Offering will be approximately $29.6 million if the Underwriter exercises in full its option to purchase additional shares of the Company’s common stock after deducting underwriting discounts and commissions and estimated offering expenses.

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

In April 2021, we acquired exclusive worldwide rights to TSHA-120, a clinical-stage, intrathecally dosed AAV9 gene therapy program for the treatment of giant axonal neuropathy, or GAN. A Phase 1/2 clinical trial of TSHA-120 is being conducted by the National Institutes of Health, or NIH, under an accepted investigational new drug application, or IND. We reported clinical safety and functional MFM32 data from this trial for the highest dose cohort of 3.5E14 total vg in January 2022, where we saw continued clinically meaningful slowing of disease progression similar to that achieved with the lower dose cohorts, which we considered confirmatory of disease modification. We recently completed a commercially representative GMP batch of TSHA-120 which demonstrated that the pivotal lots from the commercial grade material were generally analytically comparable to the original clinical trial material. Release testing for this batch is currently underway and expected to be completed in the fourth quarter of 2022. Additional discussions with Health Authorities are planned to discuss these comparability data and a potential registration pathway. In September 2022, we submitted a meeting request to the FDA and were granted a Type B end-of-Phase 2 meeting via teleconference on December 13, 2022. We expect to provide an update on the feedback from the FDA following receipt of the formal Type B end-of-Phase 2 meeting minutes, anticipated in mid-January 2023. For Rett syndrome, we submitted a Clinical Trial Application, or CTA, filing to Health Canada in November 2021 and announced initiation of clinical development of TSHA-102 under the approved CTA in

March 2022. We expect to report preliminary safety and efficacy data for TSHA-102 from the entire first cohort of adult patients with Rett syndrome in the first half of 2023. We also expect to initiate a female pediatric clinical trial in the first half of 2023. We recently executed an exclusive option from UT Southwestern to license worldwide rights to a clinical-stage CLN7 program. The CLN7 program is currently in a Phase 1 clinical proof-of-concept trial run by UT Southwestern, and we reported preliminary clinical safety data for the first patient in history to be intrathecally dosed at 1.0x1015 total vg with the first-generation construct in December 2021. Development of the CLN7 program will continue in collaboration with existing partners with future clinical development to focus on the first-generation construct. We will conduct small proof-of-concept studies in CLN1 disease and SLC13A5 deficiency that we believe can further validate our platform.

We have a limited operating history. Since our inception, our operations have focused on organizing and staffing our company, business planning, raising capital and entering into collaboration agreements for conducting preclinical research and development activities for our product candidates. All of our lead product candidates are still in the clinical or preclinical development stage. We do not have any product candidates approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through the sale of equity, raising an aggregate of $434.0 million of gross proceeds from our initial public offering, sales of common stock pursuant to our Sales Agreement (as defined below) and our October 2022 follow-on offering, pre-IPO private placements of our convertible preferred stock, from our Term Loan Agreement (as defined below) and from the Astellas Transactions.

On August 12, 2021, or the Closing Date, we entered into a Loan and Security Agreement, or the Term Loan Agreement, with the lenders party thereto from time to time, or the Lenders and Silicon Valley Bank, as administrative agent and collateral agent for the Lenders, or the Agent. The Term Loan Agreement provides for (i) on the Closing Date, $40.0 million aggregate principal amount of term loans available through December 31, 2021, (ii) from January 1, 2022 until September 30, 2022, an additional $20.0 million term loan facility available at the Company’s option upon having three distinct and active clinical stage programs, determined at the discretion of the Agent, at the time of draw, (iii) from October 1, 2022 until March 31, 2023, an additional $20.0 million term loan facility available at our option upon having three distinct and active clinical stage programs, determined at the discretion of the Agent, at the time of draw and (iv) from April 1, 2023 until December 31, 2023, an additional $20.0 million term loan facility available upon approval by the Agent and the Lenders, or, collectively, the Term Loans. We drew $30.0 million in term loans on the Closing Date and drew an additional $10.0 million term loan on December 29, 2021. We did not draw the additional $20.0 million tranche prior to its expiration on September 30, 2022. The loan repayment schedule provides for interest only payments until August 31, 2024, followed by consecutive monthly payments of principal and interest. All unpaid principal and accrued and unpaid interest with respect to each term loan is due and payable in full on August 1, 2026.

Since our inception, we have incurred significant operating losses. Our net losses were $110.3 million for the nine months ended September 30, 2022 and $124.1 million for the nine months ended September 30, 2021. As of September 30, 2022, we had an accumulated deficit of $345.9 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

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

Symptoms and features of children with GAN usually develop around the age of five years and include an abnormal, wide based, unsteady gait, weakness and some sensory loss. There is often associated dull, tightly curled, coarse hair, giant axons seen on a nerve biopsy, and spinal cord atrophy and white matter abnormality seen on MRI. Symptoms progress and as the children grow older they develop progressive scoliosis and contractures, their weakness progresses to the point where they will need a wheelchair for mobility, respiratory muscle strength diminishes to the point where the child will need a ventilator (usually in the early to mid-teens) and the children often die during their late teens or early twenties, typically due to respiratory failure. There is an early- and late-onset phenotype associated with the disease, with shared physiology. The late-onset phenotype is often categorized as Charcot-Marie-Tooth Type 2, or CMT2, with a lack of tightly curled hair and CNS symptoms with relatively slow progression of disease. This phenotype represents up to 6% of all CMT2 diagnosis. In the late-onset population, patients have poor quality of life, significantly compromised activities of daily living, and is life limiting but not as severely as classic GAN. In early-onset disease, symptomatic treatments attempt to maximize physical development and minimize the rate of deterioration. Currently, there are no approved disease-modifying treatments available.

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

The TSHA-120 pivotal lot, which yielded over 50 patient doses of TSHA-120 at the highest dose cohort of 3.5E14 total vg, is currently expected to complete quality release testing in November 2022. This material positions us for future BLA-enabling activities and commercial production. These lots were also placed on stability to provide critical shelf-life data in support of our BLA filing.

In September 2021, we submitted a request for a Scientific Advice meeting for TSHA-120 to the United Kingdom’s Medicines and Healthcare products Regulatory Agency, or MHRA, and were granted a meeting in January 2022. MHRA agreed on our commercial manufacturing and release assay testing strategy including potency assays and we plan to dose a few additional patients with commercial grade material, which will be released in November 2022. Finally, MHRA was supportive of our proposal to perform validation work on MFM32 for GAN as a key clinical endpoint and for us to explore the MFM32 items with patients and families as part of this process. Given the positive comparability data for TSHA-120 that we recently received, additional discussions with Health Authorities to discuss these data and a potential registration pathway are planned. In September 2022, we submitted a meeting request to the FDA and were granted a Type B end-of-Phase 2 meeting via teleconference scheduled for December 13, 2022. We expect to provide an update on the feedback from the FDA following receipt of the formal Type B end-of-Phase 2 meeting minutes, anticipated in mid-January 2023.

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

Safety and biodistribution assessments in NHPs were presented in May 2022 at the International Rett Syndrome Foundation (IRSF) meeting along with the caregiver perspective on Rett syndrome in adulthood. At the ASCEND National Summit, there was an oral presentation on “Putting Patients at the Center.” Finally, mouse pharmacology, rat and NHP toxicology data were presented at the 25th Annual Meeting of the American Society of Gene & Cell Therapy (ASGCT) and the European Society for Gene and Cell Therapy Congress (ESGCT).

We submitted a CTA for TSHA-102 in November 2021 and announced initiation of clinical development under a CTA approved by Health Canada in March 2022. We are advancing TSHA-102 in the REVEAL Phase 1/2 clinical trial which is an open-label, dose escalation, randomized, multicenter study that will examine the safety and efficacy of TSHA-102 in adult female patients with Rett syndrome. Up to 18 patients will be enrolled. In the first cohort, a single 5E14 total vg dose of TSHA-102 will be given intrathecally. The second cohort will be given a 1E15 total vg dose of TSHA-102. Key assessments will include Rett-specific and global assessments, quality of life, biomarkers, and neurophysiology and imaging assessments. Sainte-Justine Mother and Child University Hospital Center in Montreal, Quebec, Canada has been selected as the initial clinical trial site under the direction of Dr. Elsa Rossignol, Assistant Professor Neuroscience and Pediatrics, and Principal Investigator. We expect to report preliminary clinical data for TSHA-102 from the entire first cohort of adult patients with Rett syndrome in the first half of 2023. We also expect to initiate a female pediatric clinical trial in the first half of 2023.

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

In connection with a separate research grant agreement with Queen’s University, we reimbursed Queen’s University for certain manufacturing production costs totaling $3.8 million in fiscal year 2020. No additional milestone payments were made in connection with the Queen’s University Agreement during the nine months ended September 30, 2022.

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

In December 2021 the Company’s CTA filing for TSHA-118 for the treatment of CLN1 disease was approved by Health Canada and therefore triggered a regulatory milestone payment in connection with the Abeona CLN1 Agreement, and therefore we recorded $3.0 million within research and development expenses in the consolidated statements of operations for the year ended December 31, 2021. The milestone fee was paid in January 2022 and has been classified as an investing outflow in the condensed consolidated statements of cash flows for the nine months ended September 30, 2022. No additional milestone payments were made or triggered during the nine months ended September 30, 2022.

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

In March 2022, our CTA filing for TSHA-102 for the treatment of Rett Syndrome was approved by Health Canada and therefore triggered a regulatory milestone payment in connection with the Rett Agreement. We recorded $1.0 million within research and development expenses in the condensed consolidated statements of operations for the nine months ended September 30, 2022. This milestone fee was paid in July 2022 and has been classified as an investing outflow in the condensed consolidated statements of cash flows for the nine months ended September 30, 2022.

The Abeona Rett Agreement expires on a country-by-country and licensed product-by-licensed product basis upon the expiration of the last royalty term of a licensed product. Either party may terminate the agreement upon an uncured material breach of the agreement or insolvency of the other party. We may terminate the agreement for convenience.

Impacts of COVID-19 and Market Conditions on Our Business

We have been actively monitoring the COVID-19 situation and its impact globally. We believe our financial results for the nine months ended September 30, 2022 were not significantly impacted by COVID-19. We believe our hybrid and remote working arrangements have had limited impact on our ability to maintain internal operations during the nine months ended September 30, 2022. Further, disruption of global financial markets and a recession or market correction, including as a result of the COVID-19 pandemic, the ongoing military conflict between Russia and Ukraine and the related sanctions imposed against Russia, and other global macroeconomic factors such as inflation, could reduce the Company’s ability to access capital, which could in the future negatively affect the Company’s liquidity and could materially affect the Company’s business and the value of its common stock.

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We cannot determine with certainty the timing of initiation, the duration or the completion costs of current or future preclinical studies and clinical trials of our product candidates due to the inherently unpredictable nature of preclinical and clinical development. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. Due to the strategic reprioritization of programs and reduction in force announced in March 2022, we expect overall lower research and development expenses for the second half of 2022 compared to 2021. Our future expenses may vary significantly each period based on factors such as:

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
•

regulators or institutional review boards requiring that we or our investigators suspend or terminate clinical development for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks; and

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

We anticipate that our general and administrative expenses will decrease in the future due to the strategic reprioritization and reduction in force that was announced in March 2022. We also anticipate that our general and administrative expenses as a result of payments for accounting, audit, legal, consulting services, as well as costs associated with maintaining compliance with Nasdaq listing rules and SEC requirements, director and officer liability insurance and other expenses associated with operating as a public company will stay constant for the near future but may increase over time.

Results of Operations

Results of Operations for the Three Months ended September 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021 (in thousands):

	For the Three Months Ended September 30,
	2022	2021
Operating expenses:
Research and development	$16,391	$39,528
General and administrative	8,683	$11,153
Total operating expenses	25,074	50,681
Loss from operations	(25,074)	(50,681)
Other income (expense):
Interest income	9	37
Interest expense	(1,241)	(543)
Other expense	(1)	—
Total other expense, net	(1,233)	(506)
Net loss	$(26,307)	$(51,187)

Research and Development Expenses

Research and development expenses were $16.4 million for the three months ended September 30, 2022, compared to $39.5 million for the three months ended September 30, 2021. The $23.1 million decrease was attributable to a decrease of $11.7 million in research and development GMP manufacturing and other raw material purchases. Additionally, we incurred $6.7 million less expense in third-party research and development consulting fees, primarily related to non-clinical GLP toxicology studies, and a decrease of $4.7 million in employee compensation expenses.

General and Administrative Expenses

General and administrative expenses were $8.7 million for the three months ended September 30, 2022, compared to $11.2 million for the three months ended September 30, 2021. The decrease of approximately $2.5 million was primarily attributable to a decrease of $1.3 million in professional fees related to pre-commercialization, recruiting and patient advocacy activities. Additionally, we incurred $1.2 million less in employee compensation expenses.

Other Income (Expense)

Interest Expense

Interest expense was $1.2 million for the three months ended September 30, 2022, compared to $0.5 million for the three months ended September 30, 2021. The increase of approximately $0.7 million was primarily attributable to interest expense incurred under the Term Loan Agreement which we entered into in the third quarter of 2021.

Results of Operations for the Nine Months ended September 30, 2022 and 2021

The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021 (in thousands):

	For the Nine Months Ended September 30,
	2022	2021
Operating expenses:
Research and development	$77,308	$94,025
General and administrative	30,019	29,518
Total operating expenses	107,327	123,543
Loss from operations	(107,327)	(123,543)
Other income (expense):
Interest income	50	143
Interest expense	(3,002)	(737)
Other expense	(12)	—
Total other expense, net	(2,964)	(594)
Net loss	$(110,291)	$(124,137)

Research and Development Expenses

Research and development expenses were $77.3 million for the nine months ended September 30, 2022, compared to $94.0 million for the nine months ended September 30, 2021. The $16.7 million decrease was primarily attributable to a decrease of $12.0 million in research and development GMP manufacturing and other raw material purchases. We also incurred a year-over-year decrease of $6.0 million in research and development licensing fees and $2.9 million less expenses in third-party research and development consulting fees, mainly related to GLP toxicology studies. This was partially offset by an increase of $4.2 million in employee compensation, which included $2.2 million of severance and one-time termination costs in connection with the reprioritization of programs announced in March 2022.

General and Administrative Expenses

General and administrative expenses were $30.0 million for the nine months ended September 30, 2022, compared to $29.5 million for the nine months ended September 30, 2021. The increase of approximately $0.5 million was primarily attributable to $2.6 million of incremental compensation expense, which included $0.4 million of severance and one-time termination costs and $0.9 million of non-cash stock-based compensation. This was partially offset with a year-over-year decrease of $2.1 million in professional fees mainly related to lower recruiting and patient advocacy activities.

Other Income (Expense)

Interest Expense

Interest expenses were $3.0 million for the nine months ended September 30, 2022, compared to $0.7 million for the nine months ended September 30, 2021. The increase of approximately $2.3 million was primarily attributable to interest expense incurred under the Term Loan Agreement which we entered into in the third quarter of 2021.

Interest Income

Interest income for the nine months ended September 30, 2022 and 2021 primarily consisted of interest earned on our savings account.

Liquidity and Capital Resources

Overview

Since our inception, we have not generated any revenue and have incurred significant operating losses. As of September 30, 2022, we had cash and cash equivalents of $34.3 million. From inception through September 30, 2022, we have funded our operations primarily through equity financings, raising an aggregate of $319.0 million in gross proceeds from our initial public offering and private placements of convertible preferred stock as well as sales of common stock pursuant to our Sales Agreement (as defined below). Specifically, between March and July 2020, we closed on the sale of an aggregate of 10,000,000 shares of Series A convertible preferred stock for gross proceeds of $30.0 million. In July and August 2020, we closed on the sale of an aggregate of 5,647,048 shares of Series B convertible preferred stock for gross proceeds of $96.0 million. In September 2020, we raised gross proceeds of $181.0 million in our initial public offering.

On August 12, 2021, or the Closing Date, we entered into a Loan and Security Agreement, or the Term Loan Agreement, with the lenders party thereto from time to time, or the Lenders and Silicon Valley Bank, as administrative agent and collateral agent for the Lenders, or the Agent. The Term Loan Agreement provides for (i) on the Closing Date, $40.0 million aggregate principal amount of term loans available through December 31, 2021, (ii) from January 1, 2022 until September 30, 2022, an additional $20.0 million term loan facility available at the Company’s option upon having three distinct and active clinical stage programs, determined at the discretion of the Agent, at the time of draw, (iii) from October 1, 2022 until March 31, 2023, an additional $20.0 million term loan facility available at our option upon having three distinct and active clinical stage programs, determined at the discretion of the Agent, at the time of draw and (iv) from April 1, 2023 until December 31, 2023, an additional $20.0 million term loan facility available upon approval by the Agent and the Lenders, or, collectively, the Term Loans. We drew $30.0 million in term loans on the Closing Date and an additional $10.0 million in term loans on December 29, 2021. We did not draw the additional $20.0 million tranche prior to its expiration in September 30, 202. The loan repayment schedule provides for interest only payments until August 31, 2024, followed by consecutive monthly payments of principal and interest. All unpaid principal and accrued and unpaid interest with respect to each term loan is due and payable in full on August 1, 2026.

On October 5, 2021, we filed a shelf registration statement on Form S-3 with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants and units or any combination thereof up to a total aggregate offering price of $350.0 million. We also simultaneously entered into a Sales Agreement, or the Sales Agreement, with SVB Leerink LLC and Wells Fargo Securities, LLC, or the Sales Agents, pursuant to which we may issue and sell, from time to time at our discretion, shares of our common stock having an aggregate offering price of up to $150.0 million through the Sales Agents. In March 2022, we amended the Sales Agreement to, among other things, include Goldman Sachs & Co. LLC as an additional Sales Agent. In April 2022, we sold 2,000,000 shares of common stock pursuant to the Sales Agreement and received net proceeds of $11.6 million. No other shares of common stock have been issued and sold pursuant to the Sales Agreement as of September 30, 2022.

On October 21, 2022, we entered into a securities purchase agreement, or the Securities Purchase Agreement, with Audentes Therapeutics, Inc. (d/b/a Astellas Gene Therapy), or Astellas, pursuant to which we agreed to issue and sell to Astellas in a private placement an aggregate of 7,266,342 shares of common stock for aggregate gross proceeds of $30.0 million. The Private Placement closed on October 24, 2022. Also on October 21, 2022 we entered into a registration rights agreement pursuant to which we agreed to register the resale of the shares purchased under the Securities Purchase Agreement no later than April 24, 2023.

On October 21, 2022, we entered into an option agreement, or the Option Agreement, with Astellas, granting Astellas an exclusive option to obtain exclusive, worldwide, royalty and milestone-bearing rights and licenses related to TSHA-120 and TSHA-102. As partial consideration for the rights granted to Astellas under the Option Agreement, Astellas will pay us a one-time payment in the amount of $20.0 million, or the Upfront Payment, within 30 days after receipt of an invoice for such payment (see Note 12 to the unaudited condensed consolidated financial statements located in “Part I – Financial Information, Item 1. Financial Statements” in this Quarterly Report on Form 10-Q). The invoice for the Upfront Payment was sent to Astellas on October 24, 2022.

In October 2022, we entered into an Underwriting Agreement with Goldman Sachs & Co. LLC, or the Underwriter, to issue and sell 14,000,000 shares of our common stock, par value $0.0001 per share, in an underwritten public offering, or the Offering, pursuant to effective registration statement on Form S-3 and a related prospectus and prospectus supplement. The offering price to the public was $2.00 per share and the Underwriter purchased the shares from the us pursuant to the Underwriting Agreement at a price of $1.88 per share. In addition, we granted the Underwriter an option to purchase, for a period of 30 days, up to an additional 2,100,000 shares of our common stock. The Offering closed on October 31, 2022 and we received net proceeds of $25.6 million after deducting underwriting discounts, commissions and estimated offering expenses. The Company estimates that the net proceeds from the Offering will be approximately $29.6 million if the Underwriter exercises in full its option to purchase additional shares of the Company’s common stock after deducting underwriting discounts and commissions and estimated offering expenses (see Note 12 to the unaudited condensed consolidated financial statements located in “Part I – Financial Information, Item 1. Financial Statements” in this Quarterly Report on Form 10-Q).

Funding Requirements

To date, we have not generated any revenues from the commercial sale of approved drug products, and we do not expect to generate substantial revenue for at least the next few years. If we fail to complete the development of our product candidates in a timely manner or fail to obtain their regulatory approval, our ability to generate future revenue will be compromised. We do not know when, or if, we will generate any revenue from our product candidates, and we do not expect to generate significant revenue unless and until we obtain regulatory approval of, and commercialize, our product candidates. We expect our expenses to decrease in connection with our ongoing activities largely due to the strategic reprioritization of product candidates and the reduction in force announced in March 2022. We will continue the research and development of, initiate clinical trials of and seek marketing approval for specific product candidates. In addition, if we obtain approval for any of our product candidates, we then expect to incur significant commercialization expenses related to sales, marketing, manufacturing and distribution. We anticipate that we will need substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

We believe that our existing cash and cash equivalents, along with the $50.0 million payment from Astellas and the anticipated $25.6 million net proceeds received from the Offering, will enable us to fund our operating expenses and capital requirements into the first quarter of 2024. We will require additional capital to fund the research and development of our product candidates, to fund our manufacturing activities, to fund precommercial activities of our programs and for working capital and general corporate purposes.

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

•	our ability to access sufficient additional capital on a timely basis and on favorable terms;
•	the extent to which we develop, in-license or acquire other product candidates and technologies in our gene therapy product candidate pipeline;
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

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
•	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;
•	whether we access the remaining tranches under our term loan facility with Silicon Valley Bank; and
•	the costs of operating as a public company.

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

Cash Flows

The following table shows a summary of our cash flows for the nine months ended September 30, 2022 and 2021 (in thousands):

	For the Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(102,667)	$(76,784)
Net cash used in investing activities	(22,560)	(13,034)
Net cash provided by financing activities	10,430	29,978
Net change in cash, cash equivalents and restricted cash	$(114,797)	$(59,840)

Operating Activities

For the nine months ended September 30, 2022, our net cash used in operating activities of $102.7 million primarily consisted of a net loss of $110.3 million, primarily attributable to our spending on research and development expenses. The net loss of $110.3 million was partially offset by adjustments for non-cash items, primarily stock-based compensation, research and development license fees and depreciation expense of $16.6 million. Additional cash used in operating activities of $9.0 million was primarily due to a decrease in accounts payable and accrued expenses.

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

Investing Activities

During the nine months ended September 30, 2022, investing activities used $22.6 million of cash primarily attributable to research and development license payments of $4.3 million, including regulatory milestone payments paid to Abeona pursuant to the Rett and CLN1 Agreements and $18.3 million in capital expenditures related to our in-house manufacturing facility and research and development lab. During the nine months ended September 30, 2021, investing activities used $13.0 million of cash primarily attributable to the upfront license fee payment of $5.5 million to acquire exclusive worldwide rights to TSHA-120, for the treatment of GAN, and capital expenditures related to our in-house manufacturing facility and office space.

Financing Activities

During the nine months ended September 30, 2022, financing activities provided $10.4 million of cash, which is primarily attributable to $11.6 million net proceeds from the sale of 2,000,000 shares of common stock pursuant to the Sales Agreement and $0.3 million of ESPP contributions. The proceeds were partially offset by the payment of shelf registration costs, and other financing transactions. During the nine months ended September 30, 2021, financing activities provided $30.0 million of cash, which is attributable to the receipt of $30.0 million net proceeds from our Term Loan with Silicon Valley Bank.

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

We may take advantage of these provisions until we no longer qualify as an emerging growth company. We will cease to qualify as an emerging growth company on the date that is the earliest of: (i) December 31, 2025, (ii) the last day of the fiscal year in which we have more than $1.235 billion in total annual gross revenues, (iii) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, or (iv) the date on which we have issued more than $1.0 billion of non-convertible debt over the prior three-year period. We may choose to take advantage of some but not all of these reduced reporting burdens. We have taken advantage of certain reduced reporting requirements in this Quarterly Report on Form 10-Q and our other filings with the SEC. Accordingly, the information contained herein may be different than you might obtain from other public companies in which you hold equity interests.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act ), as of the end of the period covered by this Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Form 10-Q was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

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

10.1^+

Option Agreement, by and between the Company and Astellas, dated October 21, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39536), filed with the Securities and Exchange Commission on October 31, 2022).

10.2+

Securities Purchase Agreement, by and between the Company and Astellas, dated October 21, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39536), filed with the Securities and Exchange Commission on October 31, 2022).

10.3+

Registration Rights Agreement, by and between the Company and Astellas, dated October 21, 2022 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-39536), filed with the Securities and Exchange Commission on October 31, 2022).

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

+	Certain schedules to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedules will be furnished supplementally to the SEC upon request.
^	Portions of this document (indicated by “[***]” have been omitted because they are not material and are the type that Taysha Gene Therapies, Inc. treats as private and confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Taysha Gene Therapies, Inc.

Date: November 8, 2022	By:	/s/ RA Session II
RA Session II
President and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2022	By:	/s/ Kamran Alam
Kamran Alam
Chief Financial Officer (Principal Financial and Accounting Officer)