Form 10-K
period 2022-12-31
Taysha Gene Therapies, Inc.
filed 2023-03-28
CIK 1806310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2022, the aggregate market value of the common stock of the registrant held by non-affiliates was approximately: $91,978,421.

As of March 28, 2023, the registrant had 63,473,349 shares of common stock, $0.00001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the 2023 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the year ended December 31, 2022.

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

•
our ability to continue as a going concern;
•
the timing, progress and results of our preclinical studies and clinical trials of our product candidates, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available and our research and development programs;
•
the timing of our planned Investigational New Drug and Clinical Trial Agreement submissions, initiation of clinical trials and timing of expected clinical results for TSHA-102 for Rett, TSHA-120 for GAN and any other current and future product candidates that we advance;
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
•
our expectations regarding the scope of any approved indication for, TSHA-102, TSHA-120 or any other current or future product candidate that we advance;
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

PART I

Item 1. Business.

Overview

We are a patient-centric gene therapy company focused on developing and commercializing AAV-based gene therapies for the treatment of monogenic diseases of the central nervous system, or CNS. We were founded in partnership with The University of Texas Southwestern Medical Center, or UT Southwestern, to develop and commercialize transformative gene therapy treatments. Together with UT Southwestern, we possess a portfolio of gene therapy product candidates, with exclusive options to acquire several additional development programs at no cost. By combining our management team’s proven experience in gene therapy drug development and commercialization with UT Southwestern’s world-class gene therapy research capabilities, we believe we have created a powerful engine to develop transformative therapies to dramatically improve patients’ lives. In March 2022, we announced strategic pipeline prioritization initiatives focused on giant axonal neuropathy, or GAN, and Rett syndrome, and we have subsequently further paused substantially all other research and development activities to increase operational efficiency.

In April 2021, we acquired exclusive worldwide rights to TSHA-120, a clinical-stage, intrathecally dosed AAV9 gene therapy program for the treatment of giant axonal neuropathy, or GAN. A Phase 1/2 clinical trial of TSHA-120 is being conducted by the National Institutes of Health, or NIH, under an accepted investigational new drug application, or IND. We reported clinical safety and functional MFM32, a validated 32-item scale for motor function measurement developed for neuromuscular diseases, data from this trial for the highest dose cohort of 3.5x1014 total vg (by dot blot) and 1.0x1014 total vg (by ddPCR) in January 2022, where we saw continued clinically meaningful slowing of disease progression similar to that achieved with the lower dose cohorts, which we considered confirmatory of disease modification. We recently completed a commercially representative Good Manufacturing Practices, or GMP, batch of TSHA-120, which demonstrated that the pivotal lots from the commercial grade material were generally analytically comparable to the original clinical trial material. Release testing for this batch was completed in the fourth quarter of 2022. In September 2022, we submitted a meeting request to the U.S. Food and Drug Administration, or the FDA, and were granted a Type B end-of-Phase 2 meeting via teleconference on December 13, 2022. In January 2023, we reported feedback from the Type B end-of-Phase 2 meeting with the FDA following receipt of the formal meeting minutes. The FDA provided additional clarity for TSHA-120 where MFM32 was acknowledged as an acceptable endpoint with a recommendation to dose additional patients in a double-blind, placebo-controlled design to support a Biologics License Application, or BLA. The FDA acknowledged that our overall approach to manufacturing of commercial material was appropriate pending review of a planned Chemistry, Manufacturing and Controls, or CMC, data package for TSHA-120. Subsequently, we submitted follow up questions in response to the formal meeting minutes. The FDA clarified MFM32 as a relevant primary endpoint in the setting of a randomized, double-blind, placebo controlled trial and acknowledged Taysha's challenge in designing such study due to the ultra-rare nature of GAN. The FDA was open to acceptance of more uncertainty due to difficulty in enrolling a sufficient number of patients and regulatory flexibility in a controlled trial setting. In addition, the FDA indicated it was willing to consider alternative study designs utilizing objective measurements to demonstrate a relatively large treatment effect that is self-evident and clinically meaningful. The FDA acknowledged that the size of the safety database will be a review issue and acceptance of the existing safety data from treated patients will depend on demonstration of product comparability. We have completed the CMC module 3 amendment submission detailing drug comparability data and are awaiting FDA feedback.

We are evaluating TSHA-102 in the REVEAL Phase 1/2 clinical trial, which is an open-label, dose escalation, randomized, multicenter study that is examining the safety and efficacy of TSHA-102 in adult female patients with Rett syndrome. We expect to dose the first adult patient with Rett syndrome in the first half of 2023 and to report initial available clinical data in the first half of 2023, with planned quarterly updates on available clinical data, primarily on safety, from the adult study thereafter. We anticipate submission of a clinical trial application, or CTA, to the United Kingdom’s Medicines and Healthcare Products Regulatory Agency, or MHRA, for TSHA-102 in pediatric patients with Rett syndrome in mid-2023. We plan to submit an IND application for Rett syndrome to the FDA in the second half of 2023.

Our Pipeline

We possess a portfolio of gene therapy product candidates for monogenic diseases of the CNS in both rare and large patient populations, with exclusive options to acquire several additional development programs at no cost. Our portfolio of gene therapy candidates targets broad neurological indications across three distinct therapeutic categories: neurodegenerative diseases, neurodevelopmental disorders and genetic epilepsies. Our current pipeline, including the stage of development of each of our product candidates, is represented in the table below:

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

GAN is an ultra-rare autosomal recessive, progressive neurodegenerative disease of the central, peripheral and autonomic nervous systems caused by deficiency or complete loss-of-function of gigaxonin and the accumulation of intermediate filaments. Epidemiology studies indicate there are between 1,000 and 1,500 treatable GAN patients in the United States, European Union and United Kingdom.

There is an early (classical) and late-onset (non-classical) phenotype associated with the disease, with shared pathophysiology due to accumulation of intermediate filaments. Symptoms and features of children with classical GAN usually develop before the age of five years with distal muscle weakness and sensory loss due to axonal sensory motor neuropathy, manifesting as bilateral foot drop and difficulties with fine motor coordination. An abnormal, wide based, unsteady gait due to central nervous system and cerebellar involvement is also a common initial clinical manifestation. Children with the classical phenotype typically have dull, tightly curled, coarse hair (“kinky” hair), “giant” axons pathognomonic on a nerve biopsy due to accumulation of intermediate filaments, and progressive spinal cord atrophy and white matter abnormalities, initially around the cerebellar dentate nucleus, on MRI images. Symptoms progress and, as the children grow older, they develop progressive proximal muscle weakness, resulting in difficulties raising their arms and standing from the floor or a chair, scoliosis, distal contractures, progressive gait and limb ataxia, leading to loss of ambulation by the second decade. Progressive optic nerve atrophy, seen early in the disease, results in increasing deterioration of visual acuity in later stages and has been more recently described. Indeed, decreased visual acuity was seen at baseline in approximately half of GAN patients aged 3-21 years, enrolled in a natural history study [Brain. 2021 Nov 29;144(10):3239-3250]. Due to increased respiratory muscle weakness and restrictive respiratory failure as a result of severe scoliosis, assisted ventilation is required in adolescents. GAN patients often die during their late teens or early twenties, typically due to respiratory failure.

The late-onset, or non-classical, phenotype is often categorized as Charcot-Marie-Tooth Type 2, or CMT2, as it presents as a typical early onset axonal sensory motor neuropathy without the typical kinky hair and CNS involvement of the classical phenotype and has a relatively slow progression. This phenotype might represent up to 6% of all CMT2 diagnosis. In the late-onset population, patients have poor quality of life and significantly compromised activities of daily living. The disease is life limiting but not as severely as classic GAN. In classic GAN, symptomatic treatments attempt to maximize physical development and minimize the rate of deterioration. Currently, there are no approved disease-modifying therapies available, only palliative treatments.

TSHA-120 is an AAV9 self-complementary viral vector with an engineered transgene encoding the full length human gigaxonin protein. The construct was invented by Dr. Steven Gray and is the first AAV9 gene therapy candidate to deliver a codon optimized, functional copy of the GAN gene with optimal tropism and rapid expression under the control of a JeT promoter that drives ubiquitous expression.

We have received orphan drug designation and rare pediatric disease designation from the FDA for TSHA-120 for the treatment of GAN. In April 2022, we received orphan drug designation from the European Commission for TSHA-120 for the treatment of GAN.

There is an ongoing longitudinal prospective natural history study being led by the NIH, that has already identified and followed a number of patients with GAN for over five years with disease progression characterized by a number of clinical assessments. This is a basket natural history study, where GAN was one of the rare diseases to be included. The baseline characteristics of the first 45 GAN patients, aged 3 to 21 years have been published. Imaging data from this study have demonstrated that there are distinctive increased T2 signal abnormalities within the cerebellar white matter surrounding the dentate nucleus of the cerebellum, which represent one of the earliest brain imaging findings in individuals with GAN. These findings precede the more widespread periventricular and deep white matter signal abnormalities associated with advanced disease. In addition, cortical and spinal cord atrophy appeared to correspond to more advanced disease severity and older age. Impaired pulmonary function in patients with GAN also was observed, with forced vital capacity correlating well with several functional outcomes such as the MFM32. Nocturnal hypoventilation and sleep apnea progressed over time, with sleep apnea worsening as ambulatory function deteriorated. Total MFM32 score also correlated with ambulatory status, where independently ambulant individuals performed better and had higher MFM32 scores than the non-ambulant group, as shown in the graph below.

Patients also reported significant autonomic dysfunction based on the COMPASS 31 self-assessment questionnaire. In addition, nerve conduction function demonstrated progressive sensorimotor polyneuropathy with age. As would be expected for a neurodegenerative disease, younger patients have higher baseline MFM32 scores. Other composite scores evaluating neuropathy severity, Neuropathy Impairment Score, or NIS, and ataxia, Friedreich’s Ataxia Rating Scale, or FARS, showed a highly significant correlation with age in the classic GAN patients, as well as MFM32, with all three composite scores tracking well with ambulatory status. These three clinically relevant composite scores are therefore relevant markers of function for the classic GAN phenotype.

In preliminary data and analysis from longitudinal follow up, ten patients have had at least a second timepoint at different time intervals. The rate of decline in the MFM32 scores demonstrated some consistency across patients of all ages, with most demonstrating a calculated annualized average 8-point decline regardless of age and/or baseline MFM32 score, as shown in the natural history plot below.

Source: NIH

A 4-point score change in the MFM32 is considered clinically meaningful in other pediatric neuromuscular disorders, such as Spinal Muscular Atrophy, suggesting that patients with GAN lose significant function annually. To date, we have up to eight years of robust data from this study.

Preclinical Data

TSHA-120 performed well across in vitro and in vivo studies, and demonstrated improved motor function and nerve pathology, and long-term safety across several animal models. Of note, improved dorsal root ganglia, or DRG, pathology was demonstrated in TSHA-120-treated GAN knockout, or KO, mice. These preclinical results have been published in a number of peer-reviewed journals.

Additional preclinical data from a GAN KO rodent model that had received AAV9-mediated GAN gene therapy demonstrated that GAN rodents treated at 16 months performed significantly better than 18-month old untreated GAN rodents and equivalently to controls. These rodents were evaluated using a rotarod performance test which is designed to evaluate endurance, balance, grip strength and motor coordination in rodents. The time to fall off the rotarod, known as latency, was also evaluated and the data below demonstrated the clear difference in latency in treated versus untreated GAN rodents.

TSHA-120 normalized performance of 18-month-old GAN rodent knockout model

150
100
50
0
Latency to Fall (Sec)
0
1
2
3
4
Trial
Control n=14
GAN KO+AAV9/GAN (n=6)
Historic GAN KO (n=4)
p ≤ 0.05

Source: Unpublished rotarod performance data of a rat model of GAN (homozygous A49E variant) from Dr Steven Gray

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

With respect to DRG inflammation, a topic of considerable interest within the gene therapy arena, the DRG have a significantly abnormal histological appearance and function as a consequence of underlying disease pathophysiology. Treatment with TSHA-120 resulted in considerable improvements in the pathological appearance of the DRG in the GAN KO mice. Shown below is tissue from a GAN KO mouse model with numerous abnormal neuronal inclusions containing aggregates of damaged neurofilament in the DRG as indicated by the yellow arrows. On image C, tissue from the GAN KO mice treated with an intrathecal, or IT, injection of TSHA-120 had a notable improvement in the reduction of these neuronal inclusions in the DRG.

Source: Variant of Fig 6 A-C from Bailey RM, Armao D, Kalburgi SN, Gray SJ (2018) Development of Intrathecal Aav9 Gene Therapy for Giant Axonal Neuropathy. Molecular Therapy-Methods & Clinical Development 9160-171.

When a quantitative approach to reduce inclusions in the DRG was applied, it was observed that TSHA-120 treated mice experienced a statistically significant reduction in the average number of neuronal inclusions versus the GAN KO mice that received vehicle as illustrated below.

Source: Variant of Fig 6 D from Bailey RM, Armao D, Kalburgi SN, Gray SJ (2018) Development of Intrathecal Aav9 Gene Therapy for Giant Axonal Neuropathy. Molecular Therapy-Methods & Clinical Development 9160-171.

Additionally, TSHA-120 demonstrated improved pathology of the sciatic nerve in the GAN KO mice as shown below.

Source: variant of Fig 7 A and B from Bailey RM, Armao D, Kalburgi SN, Gray SJ (2018) Development of Intrathecal Aav9 Gene Therapy for Giant Axonal Neuropathy. Molecular Therapy-Methods & Clinical Development 9160-171.

Results of Ongoing Phase 1/2 Clinical Trial

A Phase 1/2 clinical trial of TSHA-120 is being conducted by the NIH under an accepted IND. The ongoing trial is a single-site, open-label, non-randomized, dose-escalation trial, in which patients are intrathecally dosed with one of four dose levels of TSHA-120 – 3.5x1013 total vg, 1.2x1014 total vg, 1.8x1014 total vg or 3.5x1014 total vg (by dot blot). The primary endpoint is to assess safety, with secondary endpoints measuring efficacy using pathologic, physiologic, functional, and clinical markers. To date, 14 patients have been intrathecally dosed and 12 patients have up to three years’ worth of long-term follow up data. The pre-treatment period interval between visits in these patients ranged from 3.7 to 31.5 months, with patients having at least two visits before being treated. A calculated yearly natural history decline was based on this data and served as a comparison for all post-treatment analysis.

The primary Bayesian efficacy analysis for MFM32 was conducted in the per protocol population, by dose group, at Year 1 post-dosing interval. Hierarchical models for repeated measures were used to estimate posterior distributions for change in slope of the total

MFM32 percent score compared to pre-treatment decline in trial participants. Frequentist analysis of change from baseline in total MFM32 percent score was also performed, by dose group, using linear mixed models.

The change in the rate of decline in the MFM32 score of all therapeutic doses combined (n=12) showed the change in the rate of decline in the MFM32 score slowed by 5.20% points (p=0.0022), compared with the annualized pre-gene transfer rate of decline of 7.73% points.

Source: Preliminary analysis with a data cut as of July 2022

A Bayesian analysis was conducted on the 1.2x1014 total vg, 1.8x1014 total vg and 3.5x1014 total vg dose cohorts at Year 1 to assess the probability of clinically meaningful slowing of disease progression as compared to natural history. This type of statistical analysis enables direct probability statements to be made and is both useful and accepted by regulatory agencies in interventional studies of rare diseases and small patient populations. As shown in the table below, for all therapeutic dose cohorts, there was nearly 100% probability of any slowing of disease and a 79.4% probability of clinically meaningful slowing of 50% or more following treatment with TSHA-120 compared to natural history data.

Source: Variant of Table 12 from Appendix 3 of the Type B End-of-Phase 2 Meeting package submitted to the FDA in Oct-2022 and held Dec2022.

There remained consistent improvement in TSHA-120’s effect over time on the mean change from baseline in the MFM32 score for patients in the therapeutic dose cohorts compared to their estimated decline over the years in the pre-treatment period. Analysis of long-term MFM total (%) scores showed slowing of disease progression by 2.49% (p=0.0065) points on the MFM% total score, as seen in the chart below.

Source: Preliminary analysis with a data cut as of July 2022

Additional Endpoints

Many additional endpoints have been collected in this clinical trial pre-and post-treatment and long-term follow up data is being collected. Most data transfer from NIH have been recently completed and we have been performing quality control and additional analyses on the data. Other endpoints are being analyzed, including objective measures such as nerve fiber density in skin biopsies, brain and spine MRI white matter and volumetric measures, sensory and motor nerve conduction studies, electro impedance myography, and nerve biopsies; as well as clinically relevant effort-dependent measures such as FARS (ataxia scale), NIS (neuropathy scale).

Safety and Tolerability

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
Seropositive (>1:50)
Borderline (1:5-1:50)
Seronegative (<1:5)

*All patients with baseline CSF AAV9 Nab titer < 1:5

Source: NIH

We currently have up to six years of longitudinal data in individual patients with GAN from our ongoing clinical study. Treatment with TSHA-120 was well-tolerated with no significant safety issues. There was no increase in incidence of adverse events with increased dose, no dose-limiting toxicity, no signs of acute or subacute inflammation, no sudden sensory changes and no drug-related or persistent elevation of transaminases. Adverse events related to immunosuppression or study procedures were similar to what was seen with other gene therapies and transient in nature.

In order to deliver a robust CMC data package to support licensure discussions, we have successfully completed six development and GMP lots of TSHA-120 with our contract development and manufacturing organization, or CDMO, partner. We have also completed a comprehensive side-by-side biochemical and biophysical analysis of current and previous clinical lots. Our CDMO utilizes the same Pro10TM manufacturing platform used to produce the original GAN lots, which is intended to reduce comparability risk. Five development lots ranging from 2L to 250L scale and one full-scale 500L GMP lot were analyzed side-by-side with the current TSHA-120 clinical lot using a comprehensive analytical panel that is expected to meet current regulatory requirements including assays for critical attributes such as product and process residuals, empty/full ratio, genetic integrity, potency and strength.

The TSHA-120 pivotal lot, which yielded over 50 patient doses of TSHA-120 at the highest dose cohort of 1.0x1014 vg by ddPCR, was released in November 2022. This material positions us for future BLA-enabling activities and commercial production. These lots were also placed on stability to provide critical shelf-life data in support of our BLA filing.

In September 2021, we submitted a request for a Scientific Advice meeting for TSHA-120 to the MHRA and were granted a meeting in January 2022. The MHRA agreed on our commercial manufacturing and release assay testing strategy including potency assays. Finally, the MHRA was supportive of our proposal to perform validation work on MFM32 for GAN as a key clinical endpoint and for us to explore the MFM32 items with patients and families as part of this process. In September 2022, we submitted a meeting request to the FDA and were granted a Type B end-of-Phase 2 meeting via teleconference on December 13, 2022. In January 2023, we reported feedback from the Type B end-of-Phase 2 meeting with the FDA following receipt of the formal meeting minutes. The FDA provided additional clarity for TSHA-120 where MFM32 was acknowledged as an acceptable endpoint with a recommendation to dose additional patients in a double-blind, placebo-controlled design to support a BLA. The FDA acknowledged our overall approach to manufacturing of commercial material was deemed appropriate pending review of a planned CMC data package for TSHA-120. Subsequently, we submitted follow up questions in response to the formal meeting minutes. The FDA clarified MFM32 as a relevant primary endpoint in the setting of a controlled trial and acknowledged our challenge in designing such study due to the ultra-rare nature of GAN. The FDA was open to acceptance of more uncertainty due to difficulty in enrolling a sufficient number of patients and regulatory flexibility in a controlled trial setting. In addition, the FDA indicated it was willing to consider alternative study designs utilizing objective measurements to demonstrate a relatively large treatment effect that is self-evident and clinically meaningful. The FDA acknowledged that the size of the safety database will be a review issue and acceptance of the existing safety data from treated patients will depend on demonstration of product comparability. We have completed the CMC module 3 amendment submission detailing drug comparability data and are awaiting FDA feedback.

TSHA-102 for Rett Syndrome

TSHA-102 is a self-complementary intrathecally delivered AAV9 gene transfer therapy product candidate in clinical evaluation for Rett syndrome, a neurodevelopmental disorder and one of the most common genetic causes of severe intellectual disability, characterized by rapid developmental regression and in many cases caused by heterozygous loss of function mutations in MECP2, a gene essential for neuronal and synaptic function in the brain. TSHA-102 has been designed to prevent gene overexpression-related toxicity by inserting microRNA, or miRNA target binding sites into the 3’ untranslated region of viral genomes. This overexpression of MECP2 is seen clinically in patients with a condition known as MECP2 duplication syndrome, where elevated levels of MECP2 result in a clinical phenotype similar to Rett syndrome both in terms of symptoms and severity. TSHA-102 is constructed from a neuronal specific promoter, MeP426, coupled with the miniMECP2 transgene, a truncated version of MECP2, and miRNA-Responsive Auto-Regulatory Element, or miRARE, our novel miRNA target panel, packaged in self-complementary AAV9, which enables cellular regulation of both endogenous and exogenous MECP2 expression. According to the Rett Syndrome Research Trust, Rett syndrome affects more than 350,000 patients worldwide. The estimated addressable patient population with typical Rett syndrome caused by a pathogenic/likely pathogenic MECP2 mutation is between 15,000 and 20,000 patients in the United States, European Union and United Kingdom.

In May 2021, preclinical data for TSHA-102 were published online in Brain, a highly esteemed neurological science peer-reviewed journal. The preclinical study was conducted by the UT Southwestern Medical Center laboratory of Sarah Sinnett, Ph.D., and evaluated the safety and efficacy of regulated miniMECP2 gene transfer, TSHA-102 (AAV9/miniMECP2-miRARE), via IT administration in adolescent mice between four and five weeks of age. TSHA-102 was compared to unregulated full length MECP2 (AAV9/MECP2) and unregulated miniMECP2 (AAV9/miniMECP2).

TSHA-102 extended survival of KO (MECP2 -/y) mice by 56% via IT delivery. In contrast, the unregulated miniMECP2 gene transfer failed to significantly extend KO survival at all doses tested. Additionally, the unregulated full-length MECP2 construct did not demonstrate a significant extension in survival and was associated with an unacceptable toxicity profile in wild type mice.

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

miRARE-mediated genotype-dependent gene regulation was demonstrated by analyzing tissue sections from wild type and KO mice treated with AAV9 vectors given intrathecally. When KO mice were injected with a vector expressing the mini-MECP2 transgene with and without the miRARE element, miRARE reduced overall miniMECP2 transgene expression compared to unregulated miniMECP2 in wild type mice as shown below.

The graph on the left depicts KO mice treated with regulated and unregulated vectors showed equivalent vector DNA biodistribution, confirming matched titers and injection accuracy (n = 3-8 mice per bar).

The graph on the right depicts miRARE significantly decreased transgene expression versus that conferred by the unregulated vector construct (n = 6-8 mice per bar; P < 0.05 for brain, cervical cord, or CC, thoracic cord, or TC, and lumbar cord, or LC).

Source: Variant of Supplemental Fig 6B and C from Sinnett et al 2021

TSHA-102 demonstrated regulated expression in different regions of the brain. As shown in the graph and photos below, in the pons and midbrain, miRARE inhibited mean MECP2 gene expression in a genotype-dependent manner as indicated by significantly fewer myc(+) cells observed in wild type mice compared to KO mice (p<0.05), thereby demonstrating that TSHA-102 achieved MECP2 expression levels similar to normal physiological parameters.

miRARE Inhibited Regulation of Mean MECP2 Gene Expression in a Genotype-Dependent Manner in Different Regions of the Brain

80
60
40
20
0
% myc(+) cells
WT, AAV9/mini
KO, AAV9/mini
WT, AAV9/mini-miRARE
KO, AAV9/mini-miRARE
Medulla
Pons
Midbrain
Hippo

Source: Variant of Fig 6B from Sinnett SE, Boyle E, Lyons C, Gray SJ. Engineered microRNA-based regulatory element permits safe high-dose miniMECP2 gene therapy in Rett mice. Brain. 2021; 144(10): 3005-3019

Source: Figure 6C from Sinnett SE, Boyle E, Lyons C, Gray SJ. Engineered microRNA-based regulatory element permits safe high-dose miniMECP2 gene therapy in Rett mice. Brain. 2021; 144(10): 3005-3019.

In preclinical animal models, intrathecal myc-tagged TSHA-102 was not associated with early death and did not cause adverse behavioral side effects in wild type mice demonstrating appropriate downregulation of miniMECP2 protein expression as compared to unregulated MECP2 gene therapy constructs. In addition, preclinical data demonstrated that miRARE reduced overall expression of miniMECP2 transgene expression and regulated genotype-dependent myc-tagged miniMECP2 expression across different brain regions on a cell-by-cell basis and improved the safety of TSHA-102 without compromising efficacy in juvenile mice. Pharmacologic activity of TSHA-102 following IT administration was assessed in the MECP2 knockout mouse model of Rett syndrome across three dose levels and three age groups (n=252). A one-time IT injection of TSHA-102 significantly increased survival at all dose levels, with the mid to high doses improving survival across all age groups compared to vehicle-treated controls. Treatment with TSHA-102 significantly improved body weight, motor function and respiratory assessments in MECP2 KO mice. An additional study in neonatal mice (n=45) was completed and data showed prolonged survival. Finally, IND/CTA-enabling 6-month GLP toxicology studies examined the biodistribution, toxicological effects and mechanism of action of TSHA-102 when intrathecally administered to NHP and rats in three dose levels, up to 2.0x1015 vg/animal, which was well tolerated in both WT species. Biodistribution, as reflected by DNA copy number, was observed in multiple areas of the brain, sections of spinal cord and the DRG as shown below.

NHP Toxicology Study - Broad biodistribution to brain and spinal cord

Source: Company data

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

In a neonatal KO Rett mouse efficacy study, treatment with TSHA-102 resulted in near normalization of survival as shown below. TSHA-102 at the dose of 8.8x1010 vg/mouse, which translates to the Human Equivalent Dose of 2.86x1014 vg/participant significantly improved survival when administered in Postnatal day mice by intracerebroventricular, or ICV, injection. While the longest lived vehicle‐treated Mecp2‐/Y male survived to 13.3 weeks only, 47% of the treated Mecp2‐/Y males survived to 36 weeks of age, which was the conclusion of the study and all subjects were then sacrificed.

Source: Company data

In addition, neonatal KO Rett mice demonstrated normalization of behavior following treatment with TSHA-102 as assessed by the Bird Score, a composite measure of six different phenotypic abilities. KO animals were initially assessed at four weeks of age with a mean Bird Score of four. Over the course of the study, TSHA-102 improved the behaviors (as assessed by the Bird aggregate score) of TSHA-102 treated mice as shown below.

Source: Lyst MJ, Bird A. Rett syndrome: a complex disorder with simple roots. Nat Rev Genet. 2015 May;16(5):261-75. doi: 10.1038/nrg3897. Epub 2015 Mar 3. PMID: 25732612

As shown in the table below, TSHA-102 demonstrated broad biodistribution to the brain and spinal cord with low mRNA in the tissue of NHPs. Vector genome copy numbers detected in the brain, spinal cord and DRG were appropriately above 1.0 vg/diploid genome. miniMECP2 mRNA measured in the brain, spinal cord and DRG were zero, indicating downregulation of miRNA copies.

In summary, we believe the totality of preclinical data generated to date, which includes the mouse pharmacology study to ascertain the minimally effective dose, two toxicology studies (wild type rat and wild type NHP), a mouse distribution and gene expression study, and the recent neonatal mouse data, represents the most robust package supporting clinical advancement of TSHA-102 in Rett syndrome as shown below.

Source: Company data

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

Phase 1/2 REVEAL Clinical Trial

We submitted a CTA for TSHA-102 in November 2021 and announced initiation of clinical development under a CTA approved by Health Canada in March 2022. We are advancing TSHA-102 in the REVEAL Phase 1/2 clinical trial, which is an open-label, dose escalation, randomized, multicenter study that will examine the safety and efficacy of TSHA-102 in up to 18 adult female patients with Rett syndrome. In the first cohort, a single 5x1014 total vg dose of TSHA-102 will be given intrathecally. The second cohort will be given a 1x1015 total vg dose of TSHA-102. Key assessments will include Rett-specific and global assessments, quality of life, biomarkers, and neurophysiology and imaging assessments as seen below.

Sainte-Justine Mother and Child University Hospital Center in Montreal, Quebec, Canada has been selected as the initial clinical trial site under the direction of Dr. Elsa Rossignol, Assistant Professor Neuroscience and Pediatrics, and Principal Investigator. We expect to dose the first adult patient with Rett syndrome in the first half of 2023, with initial available clinical data expected in the first half of 2023, followed by planned quarterly updates on available clinical data, primarily on safety, thereafter. We anticipate submission of a CTA to the MHRA for TSHA-102 in pediatric patients with Rett syndrome in mid-2023 and plan to submit an IND application for Rett syndrome to the FDA in the second half of 2023.

We have received orphan drug designation and rare pediatric disease designation from the FDA and orphan drug designation from the European Commission for TSHA-102 for the treatment of Rett syndrome.

Other Programs

We have at this time deprioritized the evaluation of our preclinical product candidates TSHA-105 for SLC13A5, TSHA-118 for CLN1 and TSHA-121 for CLN7. Although we are not currently evaluating the potential of TSHA-105, TSHA-118 and TSHA-121, we may again evaluate any of these in the future as a product candidate as a component of our pipeline expansion plans, or pursue partnerships to advance these programs.

TSHA-118 for CLN1 Disease

CLN1 disease (one of the forms of Batten disease), a lysosomal storage disorder, is a progressive, fatal neurodegenerative disease with early childhood onset that has an estimated incidence of approximately 1 in 138,000 live births worldwide. The estimated prevalence of CLN1 disease is 1,000 patients in the United States and European Union. CLN1 disease is caused by loss-of-function mutations in the CLN1 gene that encodes the enzyme palmitoyl-protein thioesterase-1, a small glycoprotein involved in the degradation of certain lipid-modified proteins. Loss of function mutations in the CLN1 gene causes accumulation of these lipid-modified proteins in cells, eventually leading to aggregation, neuronal cellular dysfunction and ultimately neuronal cell death.

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

All currently available therapeutic approaches for patients with CLN1 disease are targeted towards the treatment of symptoms, and no disease-modifying therapies have been approved. Gene therapy has shown promise in correcting forms of neuronal ceroid lipofuscinoses diseases that involve mutations in soluble enzymes, in part, due to cross-correction of neighboring non-transduced cells.

We believe that the introduction of a functional CLN1 gene using an AAV9 vector delivered intrathecally to the CNS offers the potential of a disease-modifying therapeutic approach for this disease. TSHA-118 is a self-complementary AAV9 viral vector that expresses human codon-optimized CLN1 complementary DNA under control of the chicken ß-actin hybrid promoter. We acquired exclusive worldwide rights to certain intellectual property rights and know-how relating to the research, development and manufacture of TSHA-118 (formerly ABO-202) in August 2020 pursuant to a license agreement with Abeona Therapeutics Inc., or Abeona.

TSHA-118 has been granted orphan drug designation, rare pediatric disease designation and fast track designation from the FDA and orphan drug designation from the European Medicines Agency for the treatment of CLN1 disease.

There is currently an open IND for the CLN1 program. We submitted a CTA filing for TSHA-118 which was approved by Health Canada in 2021. Clinical trial material has been manufactured and released and is now ready for use in a clinical trial setting.

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

We have received orphan drug designation and rare pediatric disease designation from the FDA and orphan drug designation from the European Commission for TSHA-105 for the treatment of epilepsy caused by caused by SLC13A5 deficiency. Clinical trial material has been manufactured and released and is now ready for use in a clinical trial setting.

TSHA-113 for Tauopathies

We are developing TSHA-113 for the treatment of tauopthaies. Tauopathies comprise a large subset of neurodegenerative diseases involving the aggregation of microtubule associated protein tau, or MAPT, protein into neurofibrillary or gliofibrillary tangles in the human brain. These include MAPT-associated frontotemporal dementia, or FTD, progressive supranuclear palsy, or PSP, corticobasal degeneration, or CD, and Alzheimer’s disease. There are an estimated 11,000 patients in United States and Europe affected by MAPT mediated FTD and 2,000 to 2,500 are affected with MAPT-mediated PSP. and CD, and Alzheimer’s disease affects an estimated 6.2 million Americans and 7.8 million Europeans.

Intrathecal administration of an antisense oligonucleotide, or ASO, targeting Tau mRNA by Biogen/Ionis in a Phase 1 study demonstrated durable, robust, time and dose dependent lowering of tau protein and phopho-tau in cerebrospinal fluid of Alzheimer’s disease patients. Buoyed by these results, in August 2022, Biogen started a Phase 2 trial in people with mild cognitive impairment or mild dementia due to Alzheimer’s disease. This ASO target validation paved the way for other approaches targeting intercellular tau mRNA (reduce tau protein production), for treating Tauopathies.

Unlike an ASO treatment, which would require repeat lifelong administration, we are developing a one-time treatment for Tauopathies. TSHA-113 is an AAV9 capsid that packages a tau-specific miRNA and is delivered in the cerebrospinal fluid for the treatment of tauopathies. This miRNA targets all six isoforms of tau mRNA.

We tested the efficacy of TSHA-113 in PS19 mice, a validated mouse model for tauopathies. These mice express human MAPT, and they exhibit significant tau pathology, neurodegeneration, loss of body weight and progressive hind-limb paralysis around nine to 12 months of age. We tested efficacy of our treatment by delivering TSHA-113 to PS19 mice at three months, six months and nine months of age via intracisterna magna injection. We found that the tau mRNA and protein levels were significantly reduced by TSHA-113 treatment. Consistently, the tau seeding assay showed reduced levels of pathological tau in brains from PS19 mice treated with TSHA-113. In addition, TSHA-113 treatment was able to rescue the survival rate, loss in body weight, and the hind limb clasping phenotype in the PS19 mice when treated at three months, six months and nine months of age. Taken together, these results demonstrate that a one-time, vectorized delivery of a tau-specific miRNA is a promising approach for treatment for tauopathies. Ongoing and future work is focused on optimal dose determination for IND-enabling studies.

TSHA-106 for Angelman syndrome

We are developing TSHA-106 for the treatment of Angelman syndrome, a neurodevelopmental disorder caused by a maternal deficiency of the UBE3A gene. Angelman syndrome is characterized by profound developmental delay, ataxia and gait disturbance, sleep disorder, seizures, heightened anxiety, aggression and severe speech impairments. Angelman syndrome affects approximately one per 12,000 to 20,000 patients worldwide.

Angelman syndrome is an imprinting disorder in which the maternal gene is deficient and the paternal copy of UBE3A is intact but silenced by a long non-coding RNA, UBE3A antisense transcript, or UBE3A-ATS. Delivery of an ASO targeting UBE3A-ATS showed promising results in ameliorating Angelman syndrome symptoms in a transgenic mouse model.

We have in-licensed a novel gene replacement therapy from University of North Carolina. This novel construct is designed to express two isoforms of UBE3A mRNA from the same codon optimized transgene cassette and could potentially be a one-time treatment for the disease. The unique design feature allows short and long hUBE3A isoforms expression at a near-endogenous 3:1 (short/long) ratio, a feature that could help to support optimal therapeutic outcomes. Additionally, this construct uses human Synapsin 1 promoter, to limit UBE3A expression primarily in neurons, the primary therapeutic target for treating Angelman syndrome.

In a published study, this dual isoform expressing cassette was packaged into PHP.B capsids and administered by intracerebroventricular injections in neonatal mice models. This treatment significantly improved motor learning and innate behaviors in Angelman syndrome mice (PMID: 34676830). It rendered Angelman syndrome mice resilient to epileptogenesis and associated hippocampal neuropathologies induced by seizure kindling. These results demonstrated the feasibility, tolerability, and therapeutic potential for dual-isoform hUBE3A gene transfer in the treatment of AS.

To advance these findings into translatable interventions, our collaborators packaged the dual isoform expressing cassette into AAV9 capsids and undertook animal proof of concept studies. Overall, these results are highly consistent with the published data describing neonatal ICV delivery of a similar dose of the PHP.B/hUBE3Aopt vector (PMID: 34676830) and support continued development. Ongoing and future work is focused on optimal dose and route of administration determination for IND enabling studies.

There are an estimated 55,000 patients with Angelman syndrome in the United States and Europe.

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

We conducted proof of concept studies in animal models of Fragile X (Fmr1 KO) with TSHA-114. No significant adverse effects were observed in behavioral, serological or pathohistological markers up to 12 months after intrathecal administration of TSHA-114 in wild-type mice. TSHA-114 treated FMRKO showed widespread FMRP expression was observed throughout brain post administration. TSHA-114 treated FMRKO mice showed robust suppression of audiogenic seizures and normalization of fear conditioning behavior. In addition, assessment of circadian locomotor activity revealed restoration of hyperactivity and sleep. Assessment of transgene expression and behavioral responses in individual mice demonstrated correlations between the level of FMRP expression and drug efficacy.

The results from the study strongly support continued development. Ongoing and future work is focused on optimal dose and route of administration determination for IND enabling studies.

There are an estimated 75,000 patients with Fragile X syndrome in the United States and Europe.

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

In December 2021 a regulatory milestone was triggered in connection with the Abeona CLN1 Agreement, and therefore we recorded $3.0 million within research and development expenses in the consolidated statements of operations for the year ended December 31, 2021. The milestone fee was paid in January 2022 and has been classified as an investing outflow in the consolidated statements of cash flows for the year ended December 31, 2022. No additional milestone payments were made or triggered during the year ended December 31, 2022.

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

In March 2022, our CTA filing for TSHA-102 for the treatment of Rett Syndrome was approved by Health Canada and therefore triggered a regulatory milestone payment in connection with the Rett Agreement. We recorded $1.0 million within research and development expenses in the consolidated statements of operations for the year ended December 31, 2022. This milestone fee was paid in July 2022 and has been classified as an investing outflow in the consolidated statements of cash flows for the year ended December 31, 2022.

The Abeona Rett Agreement expires on a country-by-country and licensed product-by-licensed product basis upon the expiration of the last royalty term of a licensed product. Either party may terminate the agreement upon an uncured material breach of the agreement or insolvency of the other party. We may terminate the agreement for convenience.

Option Agreement with Astellas

On October 21, 2022, or the Effective Date, we entered into an Option Agreement, or the Option Agreement with Audentes Therapeutics, Inc. (d/b/a Astellas Gene Therapy), or Astellas.

TSHA-120 Giant Axonal Neuropathy

Under the Option Agreement, we granted to Astellas an exclusive option to obtain an exclusive, worldwide, royalty and milestone-bearing right and license (A) to research, develop, make, have made, use, sell, offer for sale, have sold, import, export and otherwise exploit, or, collectively, Exploit or the Exploitation, the product known, as of the Effective Date, as TSHA-120, or the 120 GAN Product, and any backup products with respect thereto for use in the treatment of GAN or any other gene therapy product for use in the treatment of GAN that is controlled by us or any of our affiliates or with respect to which we or any of our affiliates controls intellectual property rights covering the Exploitation thereof, or a GAN Product, and (B) under any intellectual property rights controlled by us or any of our affiliates with respect to such Exploitation, or the GAN Option. Subject to certain extensions, the GAN Option is exercisable from the Effective Date through a specified period of time following Astellas’ receipt of (i) the formal minutes from the Type B end-of-Phase 2 meeting between us and the FDA in response to our meeting request sent to the FDA on September 19, 2022 for the 120 GAN Product, (ii) all written feedback from the FDA with respect to the Type B end-of-Phase 2 Meeting, and (iii) all briefing documents sent by us to the FDA with respect to the Type B end-of-Phase 2 Meeting.

TSHA-102 Rett Syndrome

Under the Option Agreement, we also granted to Astellas an exclusive option to obtain an exclusive, worldwide, royalty and milestone- bearing right and license (A) to Exploit any Rett Product (as defined below), and (B) under any intellectual property rights controlled by us or any of our affiliates with respect to such Exploitation, or the Rett Option, and together with the GAN Option, each, an Option. Subject to certain extensions, the Rett Option is exercisable from the Effective Date through a specified period of time following Astellas’ receipt of (1) certain clinical data from the female pediatric trial and (2) certain specified data with respect to TSHA-102, or the Rett Option Period related to (i) the product known, as of the Effective Date, as TSHA-102 and any backup products with respect thereto for use in the treatment of Rett syndrome, and (ii) any other gene therapy product for use in the treatment of Rett syndrome that is controlled by us or any of our affiliates or with respect to which we or any of our affiliates controls intellectual property rights covering the Exploitation thereof, or a Rett Product.

The parties have agreed that, if Astellas exercises an Option, the parties will, for a specified period, negotiate a license agreement in good faith on the terms and conditions outlined in the Option Agreement, including payments by Astellas of a to-be-determined upfront payment, certain to-be-determined milestone payments, and certain to-be-determined royalties on net sales of GAN Products and/or Rett Products, as applicable.

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

As of February 16, 2023, we in-license 2 U.S. patents expiring in 2038-2039, two foreign patents expiring in 2038, eight pending Patent Cooperation Treaty, or PCT, applications, 63 pending foreign patent applications and 17 pending United States utility patent applications, which, if issued, are expected to expire between 2037 and 2043, without taking into account any possible patent term adjustment, regulatory extensions, or terminal disclaimers, and assuming payment of all annuity and/or maintenance fees. Our policy is to file patent applications to protect technology, inventions and improvements to inventions that may be commercially important to the development of our business. Patent applications and patents directed to specific product candidates are summarized below:

TSHA-102

We in-license from The Board of Regents of The University of Texas System four pending patent applications worldwide directed to a minigene encoding MECP2 packaged into an AAV vector, and methods of using that vector to treat Rett syndrome. Any patents based on these applications, if issued, are expected to expire in 2040, without taking into account any possible patent term adjustment, regulatory extensions, or terminal disclaimers, and assuming payment of all annuity and/or maintenance fees.

We also in-license from the University of Edinburgh and the University of Glasgow 11 pending patent applications worldwide directed to MECP2 expression cassettes for gene therapy. Any patents based on these applications, if issued, are expected to expire in 2038, without taking into account any possible patent term adjustment, regulatory extensions, or terminal disclaimers, and assuming payment of all annuity and/or maintenance fees. We have also in-licensed from the University of Edinburgh and the University of Glasgow one Japanese patent and one Australian patent, each with claims to a MECP2 expression cassette and vector comprising the same, as well as their use for treating Rett Syndrome. These patents will expire in 2038 assuming all maintenance fees are timely paid.

We also in-license from the University of North Carolina at Chapel Hill 11 pending patent applications worldwide directed to feedback-enabled synthetic genes that inhibit MECP2 expression and use of these synthetic genes for treating Rett Syndrome. Any patents based on these applications, if issued, are expected to expire in 2039, without taking into account any possible patent term adjustment, regulatory extensions, or terminal disclaimers, and assuming payment of all annuity and/or maintenance fees.

TSHA-120

We in-license from The Board of Regents of The University of Texas System 9 pending patent applications worldwide directed to gigaxonin-encoding transgene packaged in an AAV vector and methods of using that vector to treat Giant Axonal Neuropathy. Any patents based on these applications, if issued, are expected to expire in 2041, without taking into account any possible patent term adjustment, regulatory extensions, or terminal disclaimers, and assuming payment of all annuity and/or maintenance fees.

TSHA-118

We in-license certain patent rights directed to a palmitoyl-protein thioesterase 1-encoding transgene packaged into an AAV vector, and methods of using that vector to treat CLN1 disease (one of the forms of Batten disease). Specifically, pursuant to our license agreement with Abeona Therapeutics, Inc. we have in-licensed 10 pending patent applications worldwide assigned to Abeona Therapeutics, Inc. Any patents based on these applications, if issued, are expected to expire in 2040, without taking into account any possible patent term adjustment, regulatory extensions, or terminal disclaimers, and assuming payment of all annuity and/or maintenance fees.

In addition, pursuant to the Abeona CLN1 agreement, we have sublicensed 9 pending patent applications worldwide assigned to the University of North Carolina at Chapel Hill. Any patents based on these patent applications, if issued, are expected to expire in 2037, without taking into account any possible patent term adjustment, regulatory extensions, or terminal disclaimers, and assuming payment of all annuity and/or maintenance fees. We have also licensed one U.S. patent with claims to a CLN1 expression cassettes and vector comprising the same, which will expire in 2038 assuming all maintenance fees are timely paid.

TSHA-105

We in-license from the University of North Carolina at Chapel Hill 4 pending patent applications worldwide directed to SLC13A5-encoding transgene packaged in an AAV vector and methods of using that vector to treat SLC13A5 deficiency. Any patents claiming priority to this PCT application, if issued, are expected to expire in 2041, without taking into account any possible patent term adjustment, regulatory extensions, or terminal disclaimers, and assuming payment of all annuity and/or maintenance fees.

We also in-license from The Board of Regents of The University of Texas System one pending PCT application directed to SLC13A5-encoding transgene packaged in an AAV vector and methods of using that vector to treat SLC13A5 deficiency. Any patents claiming priority to this PCT application, if issued, are expected to expire in 2042, without taking into account any possible patent term adjustment, regulatory extensions, or terminal disclaimers, and assuming payment of all annuity and/or maintenance fees.

TSHA-121

We in-license from The Board of Regents of The University of Texas System one U.S. pending PCT application directed to CLN7-encoding transgene packaged in an AAV vector and methods of using that vector to treat disorders associated with aberrant CLN7 expression. Any patents claiming priority to this PCT application, if issued, are expected to expire in 2042, without taking into account any possible patent term adjustment, regulatory extensions, or terminal disclaimers, and assuming payment of all annuity and/or maintenance fees.

TSHA-106

We in-license from The Board of Regents of The University of Texas System one pending PCT application directed to RNA interference (RNAi) constructs targeting UBE3A and methods of using these constructs for the treatment of Angelman Syndrome. Any patents claiming priority to this PCT application, if issued, are expected to expire in 2042, without taking into account any possible patent term adjustment, regulatory extensions, or terminal disclaimers, and assuming payment of all annuity and/or maintenance fees.

We also in-license from the University of North Carolina at Chapel Hill 11 pending patent applications worldwide directed to R UBE3A-encoding transgene packaged in an AAV vector and methods of using that vector to Angelman Syndrome. Any patents based on these applications, if issued, are expected to expire in 2040, without taking into account any possible patent term adjustment, regulatory extensions, or terminal disclaimers, and assuming payment of all annuity and/or maintenance fees.

TSHA-113

We in-license from The Board of Regents of The University of Texas System one pending PCT application directed to RNA interference (RNAi) constructs targeting MAPT and methods of using these constructs for the treatment of Tauopathies. Any patents claiming priority to this PCT application, if issued, are expected to expire in 2042, without taking into account any possible patent term adjustment, regulatory extensions, or terminal disclaimers, and assuming payment of all annuity and/or maintenance fees.

Fragile X Syndrome

We in-license from The Board of Regents of The University of Texas System one pending PCT application directed to FMR1-encoding transgene packaged in an AAV vector and methods of using that vector to treat disorders associated with aberrant FMR1 expression (such as Fragile X Syndrome). Any patents based on these applications, if issued, are expected to expire in 2043, without taking into account any possible patent term adjustment, regulatory extensions, or terminal disclaimers, and assuming payment of all annuity and/or maintenance fees.

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
•
submission to the FDA of an IND application, which must become effective before clinical trials may begin;
•
approval by an independent institutional review board, or IRB, or ethics committee at each clinical site before the trial is commenced;
•
performance of adequate and well-controlled human clinical trials to establish the safety, purity and potency of the proposed biological product candidate for its intended purpose;

•
preparation of and submission to the FDA of a BLA after completion of all pivotal clinical trials;
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

The ACA, which was enacted in March 2010, substantially changed the way healthcare is financed by both governmental and private insurers in the United States, and significantly affected the pharmaceutical industry. The ACA contains a number of provisions of particular import to the pharmaceutical and biotechnology industries, including, but not limited to, those governing enrollment in federal healthcare programs, a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, and annual fees based on pharmaceutical companies’ share of sales to federal healthcare programs. Since its enactment, there have been judicial, Congressional and executive branch challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. In addition, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is also unclear how such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.

Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers of 2% per fiscal year and reduced payments to several types of Medicare providers. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2032 unless additional action is taken by Congress. Further, the American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. Congress is considering additional health reform measures.

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such drugs and biologics under the law, and (ii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, the

Biden administration released an additional executive order on October 14, 2022, directing HHS to submit a report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. It is unclear whether this executive order or similar policy initiatives will be implemented in the future.

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

As of December 31, 2022, we had 65 employees, all of whom were full-time. Almost all of our employees are located in the United States. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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
•
Our business and operations could be adversely affected by the effects of health epidemics, including the COVID-19 pandemic.
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
•
Our term loan agreement contains restrictions that potentially limit our flexibility in operating our business, and we may be required to make a prepayment or repay our outstanding indebtedness earlier than we expect.
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

Since our inception, we have incurred significant net losses, and we expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses were $166.0 million and $174.5 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $401.4 million. We have financed our operations with $438.5 million in gross proceeds from equity financings, including from our initial public offering, or the IPO, the sale of common stock pursuant to our Sales Agreement by and among Goldman Sachs & Co. LLC, SVB Securities LLC (f/k/a SVB Leerink LLC), Wells Fargo Securities, LLC and us, dated as of October 5, 2021, as amended by Amendment No. 1 to Sales Agreement, dated March 30, 2022, or the Sales Agreement, the sale of common stock pursuant to our Underwriting Agreement, or the Underwriting Agreement, with Goldman Sachs & Co. LLC, or the Underwriter, dated as of October 26, 2022, or the Follow-on Offering, pre-IPO private placements of convertible preferred stock, from our loan agreement with Silicon Valley Bank and from the option agreement dated October 21, 2022, or the Option Agreement, with Audentes Therapeutics, Inc. (d/b/a Astellas Gene Therapy), or Astellas, and the securities purchase agreement dated October 21, 2022, or the Securities Purchase Agreement (and together with the Option Agreement, the Astellas Transactions), with Astellas. We have no products approved for commercialization and have never generated any revenue from product sales.

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
•
conduct our ongoing clinical trials of TSHA-102, TSHA-120 and any other current and future product candidates that we advance;
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

In 2022, we generated revenue from the Astellas Transactions; however, to date we have not generated any revenue from product sales. To become and remain profitable, we must succeed in developing and eventually commercializing product candidates that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical testing and clinical trials of our product candidates, obtaining regulatory approval, and manufacturing, marketing and selling any product candidates for which we may obtain regulatory approval, as well as discovering and developing additional product candidates. We are only in the preliminary stages of most of these activities and all of our product candidates are in clinical or preclinical development. We may never succeed in these activities and, even if we do, may never generate any revenue or revenue that is significant enough to achieve profitability.

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

Our operations have consumed substantial amounts of cash since inception. Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. We expect to continue to incur significant expenses and operating losses over the next several years as we conduct clinical trials of our product candidates, initiate future clinical trials of our product candidates, advance our preclinical programs, seek marketing approval for any product candidates that successfully complete clinical trials and advance any of our other product candidates we may develop or otherwise acquire. In addition, our product candidates, if approved, may not achieve commercial success. Our revenue, if any, primarily will be derived from sales of products that we do not expect to be commercially available for a number of years, if at all. If we obtain marketing approval for any product candidates that we develop or otherwise acquire, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. We also expect an increase in our expenses associated with creating additional infrastructure to support operations as a public company.

As of December 31, 2022, we had cash and cash equivalents of $87.9 million. We believe that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital requirements into the first quarter of 2024. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities, acquisitions of additional product candidates, and changes in regulation. Our future capital requirements will depend on many factors, including:

•
the scope, progress, costs and results of discovery, preclinical development, laboratory testing and clinical trials for TSHA-102, TSHA-120 and any current and future product candidates that we advance;
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

We will require additional capital to achieve our business objectives, including to conduct our ongoing and planned clinical trials of our product candidates. Additional funds may not be available on a timely basis, on favorable terms, or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term business strategy. Further, our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions, including decades-high inflation and concerns of a recession in the United States or other major markets, and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide, including from the COVID-19 pandemic. Weakness and volatility in the capital markets and the economy in general could also increase our costs of borrowing. If we are unable to raise sufficient additional capital, we could be forced to curtail our planned operations and the pursuit of our growth strategy.

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

We may not have enough available cash to repay or refinance our indebtedness at the time any such repayment is required. In such an event, we may be required to delay, limit, reduce, or terminate our preclinical and clinical product development or commercialization efforts or grant others rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. Our business, financial condition, and results of operations could be materially adversely affected as a result.

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

Adverse developments affecting financial institutions, companies in the financial services industry or the financial services industry generally, such as actual events or concerns involving liquidity, defaults or non-performance, could adversely affect our operations and liquidity.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank, or SVB, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or the FDIC, as receiver.

Although a statement by the U.S. Department of the Treasury, the Federal Reserve and the FDIC stated that all depositors of SVB would have access to all of their money after only one business day following the date of closure, uncertainty and liquidity concerns in the broader financial services industry remain. Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. The U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments. However, widespread demands for customer withdrawals or other needs of financial institutions for immediate liquidity may exceed the capacity of such program. There is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions in a timely fashion or at all.

Our access to our cash and cash equivalents in amounts adequate to finance our operations could be significantly impaired by the financial institutions with which we have arrangements directly facing liquidity constraints or failures. In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any material decline in available funding or our ability to access our cash and cash equivalents could adversely impact our ability to meet our operating expenses, result in breaches of our contractual obligations or result in violations of federal or state wage and hour laws, any of which could have material adverse impacts on our operations and liquidity.

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, including decades-high inflation and concerns of a recession in the United States or other major markets. For example, the COVID-19 pandemic has caused extreme volatility and disruptions in the capital and credit markets. In addition, Russia’s invasion of Ukraine may lead to a prolonged, adverse impact on global economic, social and market conditions. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause delays in payments for our services by third-party payors or our collaborators. For example, while we do not have any current operations in Ukraine or Russia, we do not know the extent to which Russia’s invasion of Ukraine could impact any of our current suppliers and their ability to provide us with supplies and services. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business, financial condition, results of operations and prospects.

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

Our ability to generate revenue from our product candidates, which we do not expect will occur for several years, if ever, will depend heavily on the successful development, regulatory approval and eventual commercialization of our product candidates. The success of TSHA-102, TSHA-120 or any other product candidates that we develop or otherwise may acquire will depend on several factors, including:

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
•
the prevalence and severity of adverse events experienced with TSHA-102 and TSHA-120 or any other product candidates;
•
the availability, perceived advantages, cost, safety and efficacy of alternative therapies for any product candidate, and any indications for such product candidate, that we develop;
•
our ability to produce TSHA-102 and TSHA-120 or any other product candidates we develop on a commercial scale;
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

In addition, even if such trials are successfully completed, we cannot guarantee that the FDA or foreign regulatory authorities will interpret the results as we do, and more trials could be required before we submit our product candidates for approval. This is particularly true for clinical trials in very rare diseases, such as with TSHA-102 for the treatment of Rett syndrome and TSHA-120 for the treatment of GAN, where the very small patient population makes it difficult or impossible to conduct two traditional, adequate and well-controlled studies, and therefore the FDA or comparable foreign regulatory authorities are often required to exercise flexibility in approving therapies for such diseases. For example, in January 2023, we reported feedback from the Type B end-of-Phase 2 meeting with the FDA following receipt of the formal meeting minutes. The FDA provided additional clarity for TSHA-120 where MFM32 was acknowledged as an acceptable endpoint with a recommendation to dose additional patients in a double-blind, placebo-controlled design to support a BLA. The FDA acknowledged that our overall approach to manufacturing of commercial material was appropriate pending their review of our CMC module 3 amendment recently submitted for TSHA-120. Moreover, results acceptable to support approval in one jurisdiction may be deemed inadequate by another regulatory authority to support regulatory approval in that other jurisdiction. To the extent that the results of the trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, we may be required to expend significant resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates.

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

We have invested a significant portion of our time and financial resources in the development of our preclinical product candidates. Our business is dependent on our ability to successfully complete preclinical and clinical development of, obtain regulatory approval for, and, if approved, successfully commercialize TSHA-102, TSHA-120 and any future product candidates in a timely manner.

Even if we eventually complete clinical testing and receive approval of a BLA or foreign marketing application for TSHA-102, TSHA-120 or any future product candidates, the FDA, EMA or the applicable foreign regulatory agency may grant approval or other marketing authorization contingent on the performance of costly additional clinical trials, including post-marketing clinical trials. The FDA, EMA or the applicable foreign regulatory agency also may approve or authorize for marketing a product candidate for a more limited indication or patient population than we originally request, and the FDA, EMA or applicable foreign regulatory agency may not approve or authorize the labeling that we believe is necessary or desirable for the successful commercialization of a product candidate. Any delay in obtaining, or inability to obtain, applicable regulatory approval or other marketing authorization would delay or prevent commercialization of that product candidate and would materially adversely impact our business and prospects.

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

Success in preclinical testing and early clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. Preclinical tests and Phase 1 and Phase 2 clinical trials are primarily designed to test safety, to study pharmacokinetics and pharmacodynamics and to understand the side effects of product candidates at various doses and schedules. Success in preclinical or animal studies and early clinical trials does not ensure that later large-scale efficacy trials will be successful nor does it predict final results. For example, we may be unable to identify suitable animal disease models for our product candidates, which could delay or frustrate our ability to proceed into clinical trials or obtain marketing approval. Our product candidates may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies or having successfully advanced through initial clinical trials. Further, our Phase 1/2 clinical trials of TSHA-102 and TSHA-120 will involve small patient populations. Because of the small sample sizes, the results of these trials may not be indicative of results of future clinical trials. Further, although other gene therapy clinical trials conducted by others also utilized AAV9 vectors, these trials should not be relied upon as evidence that our planned clinical trials will succeed.

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

As an organization, we have never conducted pivotal clinical trials, and may be unable to do so for any product candidates we may develop, including TSHA-102 and TSHA-120.

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

Successful and timely completion of clinical trials will require that we enroll a sufficient number of patients. Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors, including the size and nature of the patient population and competition for patients with other trials. Genetic diseases generally, and especially the rare diseases for which some of our current product candidates are targeted, have low incidence and prevalence. For example, the estimated addressable patient population with typical Rett syndrome caused by a pathogenic/likely pathogenic MECP2 mutation is between 15,000 and 20,000 patients in the United States, European Union and United Kingdom, and accordingly it may be difficult for us to identify and timely recruit a sufficient number of eligible patients to conduct our clinical trials. Further, any natural history studies that we or our collaborators may conduct may fail to provide us with patients for our clinical trials because patients enrolled in the natural history studies may not be good candidates for our clinical trials, or may choose to not enroll in our clinical trials.

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

We have obtained orphan drug designation from the FDA for TSHA-120 for the treatment of GAN, TSHA-102 for the treatment of Rett syndrome, TSHA-101 for treatment of GM2 gangliosidosis, and TSHA-105 for the treatment of SLC13A5 deficiency. In addition, TSHA-118 has received orphan drug designation for the treatment of CLN1 disease from the FDA and EMA. We may seek orphan designation for certain of our other current and future product candidates. However, we may be unsuccessful in obtaining orphan drug designation for these or other product candidates and may be unable to maintain the benefits associated with orphan drug designation. Even if we obtain orphan drug exclusivity for any of our product candidates, that exclusivity may not effectively protect those product candidates from competition because different drugs can be approved for the same condition, and orphan drug exclusivity does not prevent the FDA from approving the same or a different drug in another indication. Even after an orphan drug is granted orphan exclusivity and approved, the FDA can subsequently approve a later application for the same drug for the same condition before the expiration of the seven-year exclusivity period if the FDA concludes that the later drug is clinically superior in that it is shown to be safer in a substantial portion of the target populations, more effective or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. Moreover, orphan-drug-exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to manufacture sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

We have received rare pediatric disease designation for TSHA-102 for the treatment of Rett syndrome, TSHA-105 for the treatment of SLC13A5 deficiency, TSHA-118 for the treatment of CLN1 disease and TSHA-120 for the treatment of GAN. However, a marketing application for TSHA-102, TSHA-105 and TSHA-118 if approved, may not meet the eligibility criteria for a PRV or the rare pediatric disease designation program may sunset before FDA is able consider us for a voucher.

We have received rare pediatric disease designation for TSHA-120 for the treatment of GAN, TSHA-118 for the treatment of CLN1 disease, TSHA-102 for the treatment of Rett syndrome and TSHA-105 for the treatment of SLC13A5 deficiency. Designation of a drug or biologic as a product for a rare pediatric disease does not guarantee that a BLA for such drug or biologic will meet the eligibility criteria for a rare pediatric disease PRV at the time the application is approved. Under the FDCA, we will need to request a rare pediatric disease PRV in our original BLA for TSHA-102, TSHA-105, TSHA-118, TSHA-120, and any other candidates for which we submit a marketing application. The FDA may determine that a BLA for TSHA-102, TSHA-105, TSHA-118, TSHA-120, if approved, does not meet the eligibility criteria for a PRV, including for the following reasons:

•
CLN1 disease, Rett syndrome, or SLC13A5 deficiency no longer meet the definition of a rare pediatric disease;
•
the BLA contains an active ingredient that has been previously approved in a BLA;
•
the BLA is not deemed eligible for priority review;
•
the BLA does not rely on clinical data derived from studies examining a pediatric population and dosages of the drug intended for that population (that is, if the BLA does not contain sufficient clinical data to allow for adequate labeling for use by the full range of affected pediatric patients); or
•
the BLA is approved for a different adult indication than the rare pediatric disease for which TSHA-120, TSHA-118, TSHA-102 or TSHA-105 are designated.

The authority for the FDA to award rare pediatric disease PRVs for drugs that have received rare pediatric disease designation prior to September 30, 2024 currently expires on September 30, 2026. If the BLA for TSHA-102, TSHA-105, TSHA-118, TSHA-120 is not approved prior to September 30, 2026 for any reason, regardless of whether it meets the criteria for a rare pediatric disease PRV, it will not be eligible for a PRV. However, it is also possible the authority for FDA to award rare pediatric disease PRVs will be further extended through federal lawmaking.

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

Because we have limited financial and management resources, we must focus on development programs and product candidates that we identify for specific indications. As such, we are currently primarily focused on the development of TSHA-102 (Rett syndrome) and TSHA-120 (GAN), each of which we have advanced into clinical development. As a result, we may forego or delay pursuit of opportunities with other product candidates, including TSHA-101 (GM2 gangliosidosis), TSHA-103 (SLC6A1), TSHA-104 (SURF1), TSHA-105 (SLC13A5 deficiency), TSHA-118 (CLN1 disease), and TSHA-121 (CLN7) or for other indications for these product candidates that later prove to have greater commercial potential. Our resource allocation decisions, for example, our strategic prioritization in March 2022, may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

We are currently conducting our Phase 1/2 trial of TSHA-102 in Canada and plan to conduct in the future conduct additional clinical trials for our product candidates outside the United States, and the FDA and similar foreign regulatory authorities may not accept data from such trials.

We are conducting our Phase 1/2 clinical trial of TSHA-102 in Canada and may in the future choose to conduct additional clinical trials outside the United States, including in the United Kingdom, Europe or other foreign jurisdictions. The acceptance of trial data from clinical trials conducted outside the United States by the FDA may be subject to certain conditions. In cases where data from clinical trials conducted outside the United States are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practice; (ii) the trials were performed by clinical investigators of recognized competence and (iii) the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory bodies have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any similar foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any similar foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.

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

Our business and operations could be adversely affected by the effects of health epidemics, including the COVID-19 pandemic.

Our business and operations could be adversely affected by the effects of health epidemics, including the ongoing COVID-19 virus, which was declared by the World Health Organization as a global pandemic. Remote work policies, quarantines, shelter-in-place and similar government orders, shutdowns or other restrictions on the conduct of business operations related to the COVID-19 pandemic or other health epidemics may negatively impact productivity and may disrupt our ongoing research and development activities and our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. Further, such orders also may impact the availability or cost of materials, which would disrupt our supply chain and manufacturing efforts and could affect our ability to conduct ongoing and planned clinical trials and preparatory activities. We expect many employees to continue to work remotely or a hybrid of in-person and remote work, which presents risks, uncertainties and costs that could affect our performance, including operational and workplace culture challenges, uncertainty regarding office space needs and heightened vulnerability to cyberattacks.

Although the timing and conduct of our current and planned clinical trials have not been impacted by the COVID-19 pandemic to date, health epidemics, including the COVID-19 pandemic, may affect the conduct of our clinical trials in the future, including:

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

The global COVID-19 pandemic continues to evolve. The extent to which the COVID-19 pandemic impacts our business and operations, including our clinical development and regulatory efforts, will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the continued geographic spread of the disease, the duration and effect of any future business disruptions in the United States and other countries to contain and treat patients with the disease and the availability, timing and effectiveness of a vaccine, both domestically and globally. Accordingly, we do not yet know the full extent of potential delays or impacts on our business, our clinical and regulatory activities, our manufacturing activities, healthcare systems or the global economy as a whole. However, these impacts could adversely affect our business, financial condition, results of operations and growth prospects.

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

We and our contract manufacturers for AAV9 are subject to significant regulation with respect to manufacturing our products. The third-party manufacturing facilities on which we rely may have limited capacity or fail to meet the applicable stringent regulatory requirements.

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
•
the availability of third-party coverage and adequate reimbursement for TSHA-102 and TSHA-120 and any other product candidates, once approved;

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

If we are unable to establish sales, marketing and distribution capabilities for TSHA-102 and TSHA-120 or any other product candidate that may receive regulatory approval, we may not be successful in commercializing those product candidates if and when they are approved.

We do not have sales or marketing infrastructure. To achieve commercial success for TSHA-102, TSHA-120, or any other product candidate for which we may obtain marketing approval, we will need to establish a sales and marketing organization. In the future, we expect to build a focused sales and marketing infrastructure to market some of our product candidates in the United States, if and when they are approved. There are risks involved with establishing our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

We believe that the majority of our programs will face limited competition as there are no approved disease-modifying therapies for the treatment of the GAN, Rett syndrome, or the other development programs in our pipeline. However, we are aware that our competitors are developing product candidates for the treatment of diseases that our product candidates will target. With respect to TSHA-102, we are aware that Neurogene has a clinical stage gene therapy program for the treatment of Rett syndrome. We are also aware that Alcyone Therapeutics, the Rett Syndrome Research Trust, Amicus Therapeutics, Shape Therapeutics and Sarepta Therapeutics have disclosed the existence of discovery-stage gene therapy programs for the treatment of Rett syndrome.

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

We believe our success depends on obtaining and maintaining coverage and adequate reimbursement for our product candidates, including TSHA-102 for the treatment of Rett syndrome and TSHA-120 for the treatment of GAN and the extent to which patients will be willing to pay out-of-pocket for such products, in the absence of reimbursement for all or part of the cost. In the United States and in other countries, patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. The availability of coverage and adequacy of reimbursement for our products by third-party payors, including government health care programs (e.g., Medicare, Medicaid, TRICARE), managed care providers, private health insurers, health maintenance organizations, and other organizations is essential for most patients to be able to afford medical services and pharmaceutical products such as our product candidates. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided are made on a payor-by-payor basis. One payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage, and adequate reimbursement. The principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services, or HHS. CMS decides whether and to what extent products will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree.

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

There can be no assurance that TSHA-102, TSHA-120, or any other product candidate, if approved for sale in the United States or in other countries, will be considered medically reasonable and necessary, that it will be considered cost-effective by third-party payors, that coverage or an adequate level of reimbursement will be available or that reimbursement policies and practices in the United States and in foreign countries where our products are sold will not adversely affect our ability to sell our product candidates profitably, if they are approved for sale.

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

We have engaged CROs for our ongoing and planned clinical trials for TSHA-102 and TSHA-120. We expect to continue to rely on third parties, including clinical data management organizations, medical institutions and clinical investigators, to conduct those clinical trials. Any of these third parties may terminate their engagements with us, some in the event of an uncured material breach and some at any time for convenience. If any of our relationships with these third parties terminate, we may not be able to timely enter into arrangements with alternative third parties or to do so on commercially reasonable terms, if at all. Switching or adding CROs involves substantial cost and requires management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. Though we intend to carefully manage our relationships with our CROs, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects. Further, the performance of our CROs may also be interrupted by health epidemics, including due to travel restrictions, quarantine policies, heightened exposure of CRO staff who are healthcare providers to health epidemics or prioritization of resources toward a health epidemic.

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

In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA. The FDA may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the trial. The FDA may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA and may ultimately lead to the denial of marketing approval of TSHA-102, TSHA-120, or any other product candidates.

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

As of February 16, 2023, we in-license two U.S. patents expiring in 2038-2039, two foreign patents expiring in 2028, 8 pending Patent Cooperation Treaty, or PCT, applications, 63 pending foreign patent applications and 17 pending United States utility patent applications, which, if issued, are expected to expire between 2037 and 2043, without taking into account any possible patent term adjustment, regulatory extensions, or terminal disclaimers, and assuming payment of all annuity and/or maintenance fees. We cannot offer any assurances about which of our patent applications will issue, the breadth of any resulting patent or whether any of the issued patents will be found invalid and unenforceable or will be threatened by third parties. We cannot offer any assurances that the breadth of our granted patents will be sufficient to stop a competitor from developing and commercializing a product, including a biosimilar product that would be competitive with one or more of our product candidates. Furthermore, any successful challenge to these patents or any other patents owned by or licensed to us after patent issuance could deprive us of rights necessary for the successful commercialization of any of our product candidates. Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product candidate under patent protection could be reduced.

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

As our current and future product candidates progress toward commercialization, the possibility of a patent infringement claim against us increases. We cannot provide any assurance that our current and future product candidates do not infringe other parties’ patents or other proprietary rights, and competitors or other parties may assert that we infringe their proprietary rights in any event. We may become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our current and future product candidates, including interference or derivation proceedings before the USPTO. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, which could have a negative impact on our ability to commercialize TSHA-102, TSHA-120 or any future product candidates. In order to successfully challenge the validity of any such United States patent in federal court, we would need to overcome a presumption of validity. As this burden is high and requires us to present clear and convincing evidence as to the invalidity of any such United States patent claim, there is no assurance that a court of competent jurisdiction would agree with us and invalidate the claims of any such United States patent. Moreover, given the vast number of patents in our field of technology, we cannot be certain that we do not infringe existing patents or that we will not infringe patents that may be granted in the future.

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

Even if we obtain regulatory approval for TSHA-102, TSHA-120, or any future product candidates, they will remain subject to ongoing regulatory oversight.

Even if we obtain any regulatory approval for TSHA-102, TSHA-120, or any future product candidates, such product candidates, once approved, will be subject to ongoing regulatory requirements applicable to manufacturing, labeling, packaging, storage, advertising, promoting, sampling, record-keeping and submitting of safety and other post-market information, among other things. Any regulatory approvals that we receive for TSHA-102, TSHA-120, or any future product candidates may also be subject to a REMS, limitations on the approved indicated uses for which the drug may be marketed or to the conditions of approval, or requirements that we conduct potentially costly post-marketing testing, including Phase 4 trials and surveillance to monitor the quality, safety and efficacy of the drug. An unsuccessful post-marketing study or failure to complete such a study could result in the withdrawal of marketing approval. We will further be required to immediately report any serious and unexpected adverse events and certain quality or production problems with our products to regulatory authorities along with other periodic reports.

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

If we fail to comply with applicable regulatory requirements following approval of TSHA-102, TSHA-120, or any future product candidates, a regulatory authority may:

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

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. The occurrence of any event or penalty described above may inhibit our ability to commercialize TSHA-102, TSHA-120 or any future product candidates and harm our business, financial condition, results of operations and prospects.

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

There have been judicial, congressional, and executive branch challenges to certain aspects of the ACA, including efforts to repeal or replace certain aspects of the ACA. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. In addition, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is also unclear how any additional healthcare reform measures of the Biden administration will impact the ACA and our business.

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute, will remain in effect until 2032, unless additional congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding, which could have an adverse effect on customers for our product candidates, if approved, and, accordingly, our financial operations. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. Congress is considering additional health reform measures.

Additionally, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Presidential executive orders, congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such drugs and biologics under the law, and (ii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to submit a report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. It is unclear whether this executive order or similar policy initiatives will be implemented in the future. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

In addition, FDA regulations and guidance may be revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Any new regulations or guidance, or revisions or reinterpretations of existing regulations or guidance, may impose additional costs or lengthen FDA review times for TSHA-102, TSHA-120, or any future product candidates. We cannot determine how changes in regulations, statutes, policies, or interpretations when and if issued, enacted or adopted, may affect our business in the future. Such changes could, among other things, require:

•
additional clinical trials to be conducted prior to obtaining approval;
•
changes to manufacturing methods;
•
recalls, replacements, or discontinuance of one or more of our products; and
•
additional recordkeeping.

Such changes would likely require substantial time and impose significant costs, or could reduce the potential commercial value of TSHA-102, TSHA-120, or other product candidates, and could materially harm our business and our financial results. In addition, delays in receipt of or failure to receive regulatory clearances or approvals for any other products would harm our business, financial condition, and results of operations.

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

We are highly dependent on the management, development, clinical, financial and business development expertise of our executive officers. Each of our executive officers may currently terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or employees.

In March 2022, as part of our strategic prioritization initiatives to improve operating efficiency, we reduced our headcount by approximately 35%, and throughout 2022 and early 2023 we further reduced headcount, including the separations of our former Chief Executive Officer, Chief Medical Officer and Chief Development Officer. These reductions resulted in a year-over-year reduction in headcount of 63% at December 31, 2022 as compared to December 31, 2021. As of December 31, 2022, we had 65 employees. As a result of our headcount reductions, we have engaged various outside consultants, principally in the areas of clinical development and clinical operations. Although we believe these employee transitions are in the best interest of our company and our stockholders, these transitions may result in the loss of personnel with deep institutional or technical knowledge. Further, the transition could potentially disrupt our operations and relationships with employees, suppliers and partners and due to added costs, operational inefficiencies, decreased employee morale and productivity and increased turnover. In addition, our competitors may seek to use these transitions and the related potential disruptions to gain a competitive advantage over us. Furthermore, these changes increase our dependency on the other members of our leadership team and clinical and preclinical operations teams that remain with us, who are not contractually obligated to remain employed with us and may leave at any time. Any such departure could be particularly disruptive and, to the extent we experience additional turnover, competition for top talent is high such that it may take some time to find a candidate that meets our requirements. Our future operating results depend substantially upon the continued service of our key personnel and in significant part upon our ability to attract and retain qualified management personnel. If we are unable to mitigate these or other similar risks, our business, results of operation and financial condition may be adversely affected.

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

Our stock price may be volatile. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. Specifically, from September 24, 2020, the date our stock began trading on Nasdaq, through February 27, 2023 our stock price fluctuated from a low of $0.91 to a high of $33.35 per share. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

•
the reporting of unfavorable preclinical results;
•
the commencement, enrollment or results of our clinical trials of TSHA-102, TSHA-120, or any future clinical trials we may conduct, or changes in the development status of our product candidates;
•
any delay in our regulatory filings for TSHA-102, TSHA-120, or any other product candidate we may develop, and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;
•
an inability to obtain additional funding;
•
failure by us to comply with the terms of our Term Loan Agreement;

•
adverse results from, delays in or termination of clinical trials;
•
adverse regulatory decisions, including failure to receive regulatory approval of our product candidates;
•
unanticipated serious safety concerns related to the use of TSHA-102, TSHA-120, or any other product candidate;
•
changes in financial estimates by us or by any equity research analysts who might cover our stock;
•
conditions or trends in our industry;
•
changes in the market valuations of similar companies;
•
reports of adverse events in other gene therapy products or clinical studies of such products;
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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. Additionally, the holders of an aggregate of approximately 17.7 million shares of our common stock, or their transferees, will have rights, subject to some conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders, at which time such shares will be freely tradable. 7,266,342 shares are subject to a lock-up pursuant to the terms of the Securities Purchase Agreement, which expires 180 days after October 24, 2022. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly.

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

We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until December 31, 2025 or, if earlier, (i) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion, (ii) the date on which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Even after we no longer qualify as an emerging growth company, we may, under certain circumstances, still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

We have broad discretion in the use our cash and cash equivalents.

We have broad discretion over the use of our cash and cash equivalents. You may not agree with our decisions, and our use of the proceeds may not yield any return on your investment. Our failure to apply our cash and cash equivalents effectively could compromise our ability to pursue our growth strategy and we might not be able to yield a significant return, if any, on our investment of these net proceeds. You will not have the opportunity to influence our decisions on how to use our cash and cash equivalents.

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

In the ordinary course of business, we collect, receive, store, process, use, generate, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share, or Process or Processing, personal data, sensitive information, and other information necessary to operate our business, for legal and marketing purposes, and for other business-related purposes, such as information we collect about patients and healthcare providers in connection with clinical trials in the U.S. and abroad, proprietary and confidential business data, trade secrets, and intellectual property.

Our data processing activities may subject us to numerous federal, state, local, and international laws, regulations, and guidance industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security. The number and scope of which is changing, subject to differing applications and interpretations, and which may be inconsistent among jurisdictions, or in conflict with other rules, laws or Data Protection Obligations (as defined below).

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws. For example, the HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. Additionally, the California Consumer Privacy Act of 2018, or the CCPA, applies to personal data of consumers, business representatives, and employees, and requires businesses to provide specific disclosure in privacy notices and affording honor requests of California residents certain rights related to their personal data to exercise certain privacy rights. The CCPA allows for civil penalties for noncompliance (up to $7,500 per violation) and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data Processed in the context of clinical trials, the CCPA increases compliance costs and potential liability with respect to other personal data we maintain about California residents. In addition, the California Privacy Rights Act of 2020, or the CPRA, effective January 1, 2023, expands the CCPA by establishing a new California Privacy Protection Agency to implement and enforce the CCPA, and adding a new right for individuals to correct their personal data. Other states have enacted data privacy and security laws. For example, Virginia passed its Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act, both of which share similarities with, but also differ from, the CPRA and are effective in 2023. While these states, like the CCPA, also exempt some data processed in the context of clinical trials, these developments further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon whom we rely.

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. Our operations may be subject to increased scrutiny or attention from foreign data privacy and security authorities. Our clinical trial programs and research collaborations outside the United States may implicate foreign data privacy and security laws, including in Canada and Europe. The European Union’s General Data Protection Regulation, or EU GDPR, the United Kingdom’s General Data Protection Regulation, or UK GDPR, and Canada’s Personal Information Protection and Electronic Documents Act, or PIPEDA, and various related provincial laws, as well as Canada’s Anti-Spam Legislation, or CASL, may apply to our operations. For example, the EU GDPR, and the UK GDPR, impose strict requirements for Processing the personal data of individuals located, respectively, within the European Economic Area, or the EEA, and the United Kingdom, or the UK. Under the EU GDPR, government regulators may impose temporary or definitive bans on data Processing, as well as fines up to 20 million euros or 4% of the annual global revenue, whichever is greater. Further, the law allows for private litigation related to Processing of personal data brought by classes of data subjects or consumer protection groups authorized by law to represent their interests. The UK GDPR allows for similar penalties.

Certain jurisdictions, including Europe, have enacted data localization laws and cross-border personal data transfers laws. For example, absent appropriate safeguards or other circumstances, the EU GDPR generally restricts the transfer of personal data to countries outside of the EEA, such as the United States, which the European Commission does not consider as providing an adequate level of personal data protection. The European Commission released a set of Standard Contractual Clauses that are designed to be a valid mechanism by which entities can transfer personal data out of the EEA to jurisdictions that the European Commission has not found to provide an adequate level of protection. Currently, these Standard Contractual clauses are a valid mechanism to transfer personal data outside of the EEA. The Standard Contractual Clauses, however, require parties that rely upon them to comply with additional obligations such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data. Moreover, due to potential legal challenges, there exists some uncertainty regarding whether the Standard Contractual Clauses will remain a valid mechanism for personal data transfers out of the EEA. In addition, laws in Switzerland and the UK similarly restrict personal data transfers outside of those jurisdictions to countries such as the U.S. that do not provide an adequate level of personal data protection. Other jurisdictions have enacted or are considering similar cross-border personal data transfer laws and local personal data residency laws, any of which could increase the cost and complexity of doing business. If we cannot implement a valid compliance mechanism for cross-border personal data transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against Processing or transferring personal data from Europe or elsewhere. Inability to import personal data to the United States may significantly and negatively impact our business operations, including by limiting our ability to conduct clinical trial activities in Europe and elsewhere; limiting our ability to collaborate with parties subject to European and other data protection laws or requiring us to increase our personal data Processing capabilities in Europe and/or elsewhere at significant expense. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the EU GDPR’s cross-border data transfer limitations.

We are also subject to the terms of our privacy and security policies, representations, certifications, standards, publications and frameworks, and contractual obligations to third parties related to privacy, security and the Processing personal data, or Data Protection Obligations, including without limitation, operating rules and standards imposed by industry organizations. Data privacy and security issues worldwide are, and are likely to remain, uncertain for the foreseeable future. We strive to comply with applicable data privacy and security laws and Data Protection Obligations to the extent possible, but we may at times fail to do so, or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our personnel, partners or vendors do not comply with applicable data privacy and security laws and Data Protection Obligations.

If we fail, or are perceived to have failed, to address or comply with applicable data privacy and security laws and Data Protection Obligations, such failure or perceived failure could: increase our compliance and operational costs; expose us to regulatory scrutiny, actions, fines and penalties; result in reputational harm; interrupt or stop clinical trials; result in litigation and liability; result in an inability to Process personal data or to operate in certain jurisdictions; cause a material adverse impact to business operations or financial results; result in imprisonment of company officials; and otherwise result in other material harm to our business.

With applicable data privacy and security laws, and Data Protection Obligations imposing complex and burdensome obligations, and with substantial uncertainty over the interpretation and application of these requirements, we have faced and may face additional challenges in addressing and complying with them, and making necessary changes to our privacy policies and practices, and may incur material costs and expenses in an effort to do so, any of which could materially adversely affect our business operations and financial results, and may limit the adoption and use of, and reduce the overall demand for, our products, which could have an adverse impact on our business.

If our, or our vendors’, information technology systems or data is or were compromised, we could experience adverse impacts resulting from such compromise, including, but not limited to interruptions to our operations such as our clinical trials, claims that we breached our data privacy and security obligations, harm to our reputation, and a loss of customers or sales.

In the ordinary course of our business, we, and the third parties upon which we rely, Process proprietary, confidential and sensitive information, including personal data (including health information), intellectual property, trade secrets, and proprietary business information owned or controlled by ourselves or other parties.

We may use third-party service providers and subprocessors to help us operate our business and engage in Processing on our behalf. We may also share sensitive information with our partners or other third parties in conjunction with our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If we, our service providers, partners or other relevant third parties have experienced, or in the future experience, any security incident(s) that result in any data loss, deletion or destruction, unauthorized access to, loss of, unauthorized acquisition or disclosure of, or inadvertent exposure or disclosure of, personal data or sensitive information, or compromise related to the security, confidentiality, integrity or availability of our information technology, software, services, communications or data (or those of our service providers, partners or other relevant third parties) (“collectively “Security Breach”), it may have a material adverse effect on our business, including without limitation, regulatory investigations or enforcement actions, litigation, indemnity obligations, negative publicity and financial loss. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and could require us to incur substantial cost to recover or reproduce such data. Security Breaches and attendant consequences may cause customers to stop using our products, deter new customers for using our products, and otherwise negatively impact our ability to grow and operate our business.

Cyberattacks, malicious internet-based activity and online and offline fraud and other similar activities are prevalent and continue to increase. These threats come from a variety of sources, including traditional computer “hackers,” threat actors, personnel misconduct or error (employee theft or misuse), sophisticated nation-state and nation-state supported actors, “hacktivists,” organized criminal threat actors, and personnel (such as through theft or misuse). We may be subject to a variety of evolving threats, including but not limited to social engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credential harvesting, ransomware attacks, supply-chain attacks, software bugs, server malfunction, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fire, flood, and other similar threats. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support us and our services. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, the third-party service providers upon which we rely, and our customers may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. The COVID-19 pandemic and our remote workforce poses increased risks to our information technology systems and data, as more of our employees work from home, utilizing network connections outside our premises. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

We may be required to expend significant resources, fundamentally change our business activities and practices, or modify our operations, including our clinical trial activities or information technology, in an effort to protect against Security Breaches and to mitigate, detect, and remediate actual and potential vulnerabilities. Applicable data privacy and security laws and Data Protection Obligations may require us to implement specific security measures or use industry-standard or reasonable measures to protect against Security Breaches. While we have implemented security measures designed to protect against Security Breaches, there can be no assurance that our security measures or those of our service providers, partners and other third parties will be effective in protecting against all Security Breaches and material adverse impacts that may arise from such breaches. The recovery systems, security protocols, network protection mechanisms and other security measures that we (and our third parties) have integrated into our platform, systems, networks and physical facilities, which are designed to protect against, detect and minimize Security Breaches, may not be adequate to prevent or detect service interruption, system failure or data loss.

We have not always been able in the past and may be unable in the future to detect, anticipate, measure or prevent threats or techniques used to detect or exploit vulnerabilities in our (or our third parties’) information technology, services, communications or software, or cause Security Breaches, because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after an incident has occurred. In addition, security researchers and other individuals have in the past and will continue in the future to actively search for and exploit actual and potential vulnerabilities in our (or our third parties’) information technology and communications. While we take steps to detect and remediate vulnerabilities, but we may not be able to detect and remediate all vulnerabilities because the threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. These vulnerabilities pose material risks to our business. We cannot be certain that we will be able to address any such vulnerabilities, in whole or part, and there may be delays in developing and deploying patches and other remedial measures to adequately address vulnerabilities.

Applicable data privacy and security laws and Data Protection Obligations may require us to notify relevant stakeholders of Security Breaches, including affected individuals, regulators and credit reporting agencies. Such disclosures are costly, and the disclosures or the failure to comply with such requirements, could lead to material adverse impacts, including without limitation, negative publicity, a loss of confidence in our security measures or breach of contract claims. There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages if we fail to comply with Applicable data privacy and security laws or Data Protection Obligations related to information security or Security Breaches.

We may not have adequate insurance coverage in the event of a Security Breach. We cannot assure that our existing coverage will be adequate or otherwise protect us from or adequately mitigate liabilities or damages with respect to claims, costs, expenses, litigation, fines, penalties, business loss, data loss, regulatory actions or material adverse impacts arising out of our privacy and security practices, Processing or Security Breaches we may experience, or that such coverage will continue to be available on acceptable terms or at all. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations.

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

We have generated and expect to continue to generate significant federal and state net operating loss, or NOL, carryforwards in the future. As of December 31, 2022, there were federal and state NOLs of $216.3 million and $4.5 million respectively. These NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the Tax Cuts and Jobs, or the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, federal NOLs incurred in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs is limited. It is uncertain how various states will respond to the Tax Act and CARES Act. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. During 2022, we performed a detailed analysis of historical and current Section 382 ownership changes that may limit the utilization of NOL carryforwards. Except for approximately $2.9 million of NOLs arising prior to our initial public offering in September 2020, none of our NOLs are limited. However, sales of our common stock by our existing stockholders, or additional sales of our common stock by us, could trigger additional limitations under Section 382 and have a material adverse effect on our results of operations in future years.

New tax laws or regulations, changes to existing tax laws or regulations or changes in their application to us or our customers may have a material adverse effect on our business, cash flows, financial condition or results of operations.

New tax laws, statutes, rules, regulations, directives, decrees or ordinances could be enacted at any time. Further, existing tax laws, statutes, rules, regulations, directives, decrees or ordinances could be interpreted, changed or modified. Any such enactment, interpretation, change or modification could adversely affect us, possibly with retroactive effect. For example, the recently enacted Inflation Reduction Act imposes, among other rules, a 15% minimum tax on the book income of certain large corporations and a 1% excise tax on certain corporate stock repurchases. In addition, for certain research and experimental, or R&E, expenses incurred in tax years beginning after December 31, 2021, the Tax Act requires the capitalization and amortization of such expenses over five years if incurred in the United States and fifteen years if incurred outside the United States, rather than deducting such expenses currently. Although there have been legislative proposals to repeal or defer the capitalization requirement, there can be no assurance that such requirement will be repealed, deferred or otherwise modified. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings and the deductibility of expenses under the Tax Act, as amended by the CARES Act or any future tax reform legislation, could have a material impact on the value of our deferred tax assets, result in significant one-time charges and increase our future U.S. tax expense.

We have incurred and will continue to incur increased costs and demands upon management as a result of being a public company.

As a public company listed in the United States, we have incurred and will continue to incur significant additional legal, accounting and other costs including the cost of director and officer liability insurance. These additional costs could negatively affect our financial results. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and the Nasdaq Stock Market, may increase legal and financial compliance costs and make some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

In January 2021, we entered into a lease agreement for 15,000 square feet of administrative space in Dallas, Texas, pursuant to a lease agreement that expires approximately ten years after the lease commenced in May 2021. This lease was amended in December 2021 to lease an additional 18,000 square feet of administrative space in Dallas, TX, pursuant to a lease amendment that expires approximately ten years after the lease commencement date. In December 2020, we entered into a lease agreement for approximately 187,500 square feet of a manufacturing facility in Durham, North Carolina, pursuant to a lease agreement that expires in September 2036. We have two options to extend the term of that lease, each for a period of an additional five years. In August 2021 we entered into a lease agreement for 9,400 square feet of laboratory space in Research Triangle Park, North Carolina, pursuant to a lease agreement that expires approximately four years after the lease commenced in September 2021. This lease was amended in December 2021 to rent approximately 3,600 square feet of additional laboratory space.

We believe that our facilities are suitable and adequate to meet our needs. We intend to add new facilities or expand existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

Item 3. Legal Proceedings.

We are not subject to any material legal proceedings. From time to time, we may be involved in various claims and legal proceedings relating to claims arising out of our operations. Although the results of litigation and claims cannot be predicted with certainty, as of the date of this Annual Report on Form 10-K we are not currently a party to any legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our common stock is listed on The Nasdaq Global Market under the symbol “TSHA.”

Holders of Record

As of March 15, 2023, we had 39 holders of record of our common stock, which excludes stockholders whose shares were held in nominee or street name by brokers. The actual number of common stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Overview

We are a patient-centric gene therapy company focused on developing and commercializing AAV-based gene therapies for the treatment of monogenic diseases of the CNS. We were founded in partnership with The University of Texas Southwestern Medical Center, or UT Southwestern, to develop and commercialize transformative gene therapy treatments. Together with UT Southwestern, we possess a portfolio of gene therapy product candidates, with exclusive options to acquire several additional development programs at no cost. By combining our management team’s proven experience in gene therapy drug development and commercialization with UT Southwestern’s world-class gene therapy research capabilities, we believe we have created a powerful engine to develop transformative therapies to dramatically improve patients’ lives. In March 2022, we announced strategic pipeline prioritization initiatives focused on GAN and Rett syndrome, and we have subsequently further paused substantially all other research and development activities to increase operational efficiency.

In April 2021, we acquired exclusive worldwide rights to TSHA-120, a clinical-stage, intrathecally dosed AAV9 gene therapy program for the treatment of giant axonal neuropathy, or GAN. A Phase 1/2 clinical trial of TSHA-120 is being conducted by the National Institutes of Health, or NIH, under an accepted investigational new drug application, or IND. We reported clinical safety and functional MFM32 data from this trial for the highest dose cohort of 3.5x1014 total vg (by dot blot) and 1.0x1014 total vg (ddPCR) in January 2022, where we saw continued clinically meaningful slowing of disease progression similar to that achieved with the lower dose cohorts, which we considered confirmatory of disease modification. We recently completed a commercially representative GMP batch of TSHA-120 which demonstrated that the pivotal lots from the commercial grade material were generally analytically comparable to the original clinical trial material. Release testing for this batch was completed in the fourth quarter of 2022. In September 2022, we submitted a meeting request to the FDA and were granted a Type B end-of-Phase 2 meeting via teleconference on December 13, 2022. In January 2023, we reported feedback from the Type B end-of-Phase 2 meeting with the FDA following receipt of the formal meeting minutes. The FDA provided additional clarity for TSHA-120 for the treatment of GAN where MFM32 was acknowledged as an acceptable endpoint with a recommendation to dose additional patients in a double-blind, placebo-controlled design to support a Biologics License Application, or BLA. The FDA acknowledged that our overall approach to manufacturing of commercial material was appropriate pending review of a planned Chemistry, Manufacturing and Controls, or CMC, data package for TSHA-120. Subsequently, we submitted follow up questions in response to the formal meeting minutes. The FDA clarified MFM as a relevant primary endpoint in the setting of a randomized, double-blind, placebo controlled trial and acknowledged Taysha's challenge in designing such study due to the ultra-rare nature of GAN. The FDA was open to acceptance of more uncertainty due to difficulty in enrolling a sufficient number of patients and regulatory flexibility in a controlled trial setting. In addition, the FDA indicated it was willing to consider alternative study designs utilizing objective measurements to demonstrate a relatively large treatment effect that is self-evident and clinically meaningful. The FDA acknowledged that the size of the safety database will be a review issue and acceptance of the existing safety data from treated patients will depend on demonstration of product comparability. We have completed the CMC module 3 amendment submission detailing drug comparability data and are awaiting FDA feedback.

We are evaluating TSHA-102 in the REVEAL Phase ½ clinical trial, which is an open-label, dose escalation, randomized, multicenter study that is examining the safety and efficacy of TSHA-102 in adult female patients with Rett syndrome. We expect to dose the first adult patient with Rett syndrome in the first half of 2023 and to report initial available clinical data in the first half of 2023, with planned quarterly updates on available clinical data primarily on safety from the adult study thereafter. We anticipate submission of a CTA to the MHRA for TSHA-102 in pediatric patients with Rett syndrome in mid-2023. We plan to submit an IND application for Rett syndrome to FDA in the second half of 2023.

We have a limited operating history. Since our inception, our operations have focused on organizing and staffing our company, business planning, raising capital and entering into collaboration agreements for conducting preclinical research and development activities for our product candidates. Both of our lead product candidates are still in the clinical stage. We do not have any product candidates approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through: (i) the sale of equity, raising an aggregate of $438.5 million of gross proceeds from our IPO, sales of common stock pursuant to our Sales Agreement and our October 2022 Follow-on Offering: (ii) pre-IPO private placements of our convertible preferred stock; (iii) our Term Loan Agreement (as defined below); and (iv) the Astellas Transactions.

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

Since our inception, we have incurred significant operating losses. Our net losses were $166.0 million for the year ended December 31, 2022 and $174.5 million for the year ended December 31, 2021. As of December 31, 2022, we had an accumulated deficit of $401.4 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

•
continue to advance the preclinical and clinical development of our product candidates and preclinical and discovery programs;
•
conduct our ongoing clinical trials of TSHA-102, TSHA-120 and any other current and future product candidates that we advance;
•
seek regulatory approval for any product candidates that successfully complete clinical trials;
•
continue to develop our gene therapy product candidate pipeline and next-generation platforms;
•
scale up our clinical and regulatory capabilities;
•
work with CMOs for the manufacture current Good Manufacturing Practice, or cGMP material for clinical trials or potential commercial sales;
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

In connection with the license grant, we paid Abeona a one-time upfront license fee of $3.0 million during fiscal year 2020. We are obligated to pay Abeona up to $26.0 million in regulatory-related milestones and up to $30.0 million in sales-related milestones per licensed product and high single-digit royalties on net sales of licensed products. Royalties are payable on a licensed product-by-licensed product and country-by-country basis until the latest of the expiration or revocation or complete rejection of the last licensed patent covering such licensed product in the country where the licensed product is sold, the loss of market exclusivity in such country where the product is sold, or, if no licensed product exists in such country and no market exclusivity exists in such country, ten years from first commercial sale of such licensed product in such country. In addition, concurrent with the Abeona CLN1 Agreement we entered into a purchase and reimbursement agreement with Abeona, pursuant to which we purchased specified inventory from Abeona and reimbursed Abeona for certain research and development costs previously incurred for total consideration of $4.0 million paid in fiscal year 2020. In December 2021 a regulatory milestone was triggered in connection with this agreement and therefore we recorded $3.0 million within research and development expenses in the consolidated statements of operations for the year ended December 31, 2021. The milestone fee was paid in January 2022 and has been classified as an investing outflow in the consolidated statements of cash flows for the year ended December 31, 2022.

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

In March 2022, our CTA filing for TSHA-102 for the treatment of Rett Syndrome was approved by Health Canada and therefore triggered a regulatory milestone payment in connection with the Rett Agreement. We recorded a $1.0 million charge within research and development expenses in the consolidated statements of operations for the year ended December 31, 2022. This milestone fee was paid in July 2022 and has been classified as an investing outflow in the consolidated statements of cash flows for the year ended December 31, 2022.

The Abeona Rett Agreement expires on a country-by-country and licensed product-by-licensed product basis upon the expiration of the last royalty term of a licensed product. Either party may terminate the agreement upon an uncured material breach of the agreement or insolvency of the other party. We may terminate the agreement for convenience upon specified prior written notice to Abeona.

Option Agreement with Astellas

On the Effective Date we entered into the Option Agreement with Astellas.

TSHA-120 Giant Axonal Neuropathy

Under the Option Agreement, we granted to Astellas the GAN Option. Subject to certain extensions, the GAN Option is exercisable from the Effective Date through a specified period of time following Astellas’ receipt of (i) the formal minutes from the Type B end-of-Phase 2 meeting between us and the FDA in response to our meeting request sent to the FDA on September 19, 2022 for the 120 GAN Product, (ii) all written feedback from the FDA with respect to the Type B end-of-Phase 2 Meeting, and (iii) all briefing documents sent by us to the FDA with respect to the Type B end-of-Phase 2 Meeting.

TSHA-102 Rett Syndrome

Under the Option Agreement, we also granted to Astellas the Rett Option. Subject to certain extensions, the Rett Option is exercisable for the Rett Option Period related to the Rett Product.

The parties have agreed that, if Astellas exercises an Option, the parties will, for a specified period, negotiate a license agreement in good faith on the terms and conditions outlined in the Option Agreement, including payments by Astellas of a to-be-determined upfront payment, certain to-be-determined milestone payments, and certain to-be-determined royalties on net sales of GAN Products and/or Rett Products, as applicable.

Going Concern

Since inception, we have incurred operating losses and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. Losses are expected to continue as we continue to invest in our research and development activities. We believe there is presently insufficient funding available to allow us to fund our currently planned research and discovery programs for a period exceeding one year from the date of this filing with the SEC. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.

Components of Results of Operations

Revenue

Revenue in 2022 was derived from the Astellas Transactions. We recognize revenue as research and development activities related to our Rett program are performed and will recognize revenue related to the Rett and GAN Options at a point in time when the options are exercised or the option period expires.

To date, we have not recognized any revenue from product sales, and we do not expect to generate any revenue from the sale of products, if approved, in the foreseeable future. If our development efforts for our product candidates are successful and result in regulatory approval, or license agreements with third parties, we may generate revenue in the future from product sales. However, there can be no assurance as to when we will generate such revenue, if at all.

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We reduced our research and development and general and administrative spend from 2021 to 2022 but plan to invest our research and development expenses, particularly with respect to the Rett clinical trials, for the foreseeable future as we continue the development of our product candidates and manufacturing processes and conduct discovery and research activities for our preclinical programs. We cannot determine with certainty the timing of initiation, the duration or the completion costs of current or future preclinical studies and clinical trials of our product candidates due to the inherently unpredictable nature of preclinical and clinical development. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to the results of ongoing and future preclinical studies and clinical trials, regulatory developments and our ongoing assessments as to each product candidate’s commercial potential. We will need to raise substantial additional capital in the future. Our clinical development costs are expected to increase significantly as we commence clinical trials. Our future expenses may vary significantly each period based on factors such as:

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
•
the cost to manufacture our product candidates;
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

We anticipate that certain of our general and administrative expenses will decrease in the future as a result of the reductions in our headcount in 2022 and 2023 to support our infrastructure and focused on a more prioritized set of programs in Rett and GAN. We also anticipate that our general and administrative expenses will continue as a result of payments for accounting, audit, legal, consulting services, as well as costs associated with maintaining compliance with Nasdaq listing rules and SEC requirements, director and officer liability insurance, investor and public relations activities and other expenses associated with operating as a public company.

Impairment of Long-lived Assets

Impairment of long-lived assets are the result of an asset group's carrying value exceeding the fair value. In November 2022, we decided not to continue building out our manufacturing facility in North Carolina. We recorded a non-cash, non-recurring impairment charge related to the construction in progress and right-of-use lease assets at the manufacturing facility.

Results of Operations

Results of Operations for the Year Ended December 31, 2022 and 2021

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021 (in thousands):

	For the Year Ended December 31,
	2022	2021
Revenue	$2,502	$—
Operating expenses:
Research and development	91,169	131,943
General and administrative	37,360	41,324
Impairment of long-lived assets	36,420	—
Total operating expenses	164,949	173,267
Loss from operations	(162,447)	(173,267)
Other income (expense):
Interest income	249	172
Interest expense	(3,798)	(1,428)
Other expense	(18)	—
Total other expense, net	(3,567)	(1,256)
Net loss	$(166,014)	$(174,523)

Revenue

Revenue related to the Astellas Transactions was $2.5 million for the year ended December 31, 2022. The revenue recorded is the result of Rett research and development activities performed during November and December 2022.

Research and Development Expenses

Research and development expenses were $91.2 million for the year ended December 31, 2022, compared to $131.9 million for the year ended December 31, 2021. The $40.7 million decrease was primarily attributable to a decrease of $20.3 million in research and development manufacturing and other raw material purchases and a $9.0 million decrease in license fees. The decrease in research and development expenses for the year ended December 31, 2022 was also attributable to a $12.0 million decrease in third-party research and development fees, mainly related to non-clinical studies and toxicology studies and a $4.7 million decrease in compensation expense as a result of lower headcount. Overall, lower research and development expenses for the year ended December 31, 2022 were partially offset by higher clinical trial expenses of $2.4 million and higher severance expense of $2.9 million in the year ended December 31, 2022.

General and Administrative Expenses

General and administrative expenses were $37.4 million for the year ended December 31, 2022, compared to $41.3 million for the year ended December 31, 2021. The decrease of approximately $3.9 million was primarily attributable to $5.0 million of lower consulting and professional fees and lower compensation expenses driven by lower headcount in 2022. Lower general and administrative expenses were partially offset by $1.1 million of severance expense in the year ended December 31, 2022.

Impairment of Long-lived Assets

In December 2022, we recorded a non-cash, non-recurring impairment charge of $36.4 million related to our manufacturing facility which will be marketed for sale or sub-lease.

Other Expense

Interest Expense

Interest expense for the years ended December 31, 2022 and 2021 primarily consisted of interest expense incurred under the Term Loan Agreement.

Interest Income

Interest income for the years ended December 31, 2022 and 2021 primarily consisted of interest earned on our savings account.

Liquidity and Capital Resources

Overview

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses. As of December 31, 2022, we had cash and cash equivalents of $87.9 million. We have funded our operations primarily through equity financings, raising an aggregate of $438.5 million in gross proceeds from equity financings, including from our IPO, the sale of common stock pursuant to the Sales Agreement, our October 2022 Follow-on Offering, pre-IPO private placements of common stock and convertible preferred stock, from our loan agreement with Silicon Valley Bank and from the Astellas Transactions. Specifically, between March and July 2020, we closed on the sale of an aggregate of 10,000,000 shares of Series A convertible preferred stock for gross proceeds of $30.0 million. In July and August 2020, we closed on the sale of an aggregate of 5,647,048 shares of Series B convertible preferred stock for gross proceeds of $96.0 million. In September 2020, we raised gross proceeds of $181.0 million in our initial public offering.

On August 12, 2021, or the Closing Date, we entered into a Loan and Security Agreement, or the Term Loan Agreement, with the lenders party thereto from time to time, or the Lenders and Silicon Valley Bank, as administrative agent and collateral agent for the Lenders, or the Agent. The Term Loan Agreement provides for (i) on the Closing Date, $40.0 million aggregate principal amount of term loans available through December 31, 2021, (ii) from January 1, 2022 until September 30, 2022, an additional $20.0 million term loan facility available at the Company’s option upon having three distinct and active clinical stage programs, determined at the discretion of the Agent, at the time of draw, (iii) from October 1, 2022 until March 31, 2023, an additional $20.0 million term loan facility available at our option upon having three distinct and active clinical stage programs, determined at the discretion of the Agent, at the time of draw and (iv) from April 1, 2023 until December 31, 2023, an additional $20.0 million term loan facility available upon approval by the Agent and the Lenders, or, collectively, the Term Loans. We drew $30.0 million in term loans on the Closing Date and an additional $10.0 million in term loans on December 29, 2021. We did not draw on the additional $20.0 million tranche prior to its expiration on September 30, 2022. The loan repayment schedule provides for interest only payments until August 31, 2024, followed by consecutive monthly payments of principal and interest. All unpaid principal and accrued and unpaid interest with respect to each term loan is due and payable in full on August 1, 2026.

On October 5, 2021, we filed a shelf registration statement on Form S-3 with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants and units or any combination thereof up to a total aggregate offering price of $350.0 million. We also simultaneously entered into a Sales Agreement, or the Sales Agreement with SVB Leerink LLC and Wells Fargo Securities, LLC, or the Sales Agents, pursuant to which we may issue and sell, from time to time at our discretion, shares of our common stock having an aggregate offering price of up to $150.0 million through the Sales Agents. In March 2022, we amended the Sales Agreement to, among other things, include Goldman Sachs & Co. LLC as an additional Sales Agent. In April 2022, we sold 2,000,000 shares of common stock pursuant to the Sales Agreement and received net proceeds of $11.6 million. No other shares of common stock have been issued and sold pursuant to the Sales Agreement as of December 31, 2022.

On October 21, 2022, we entered into the Option Agreement with Astellas granting Astellas an exclusive option to obtain exclusive, worldwide, royalty and milestone-bearing rights and licenses related to TSHA-120 and TSHA-102. As partial consideration for the rights granted to Astellas under the Option Agreement, Astellas paid us a one-time payment in the amount of $20.0 million, or the Upfront Payment, in November 2022.

Also on October 21, 2022, we entered into the Securities Purchase Agreement with Astellas, pursuant to which we agreed to issue and sell to Astellas in a private placement, or the Private Placement, an aggregate of 7,266,342 shares of our common stock, or the Private Placement Shares, for aggregate proceeds of approximately $30.0 million. The Private Placement closed on October 24, 2022. Pursuant to the Securities Purchase Agreement, in connection with the Private Placement, Astellas has the right to designate one individual to attend all meetings of the Board in a non-voting observer capacity. We also granted Astellas certain registration rights with respect to the Private Placement Shares.

On October 26, 2022, we entered into the Underwriting Agreement, to issue and sell 14,000,000 shares of our common stock, par value $0.00001 per share, in an underwritten public offering pursuant to effective registration statement on Form S-3 and a related prospectus and prospectus supplement. The offering price to the public was $2.00 per share and the Underwriter purchased the shares from us pursuant to the Underwriting Agreement at a price of $1.88 per share. In addition, we granted the Underwriter an option to purchase, for a period of 30 days, up to an additional 2,100,000 shares of our common stock. The Follow-on Offering closed on October 31, 2022 and we received net proceeds of $26.0 million after deducting underwriting discounts, commissions and offering expenses. On November 10, 2022, the Underwriter exercised their option to purchase an additional 765,226 shares of our common stock and we received net proceeds of $1.4 million after deducting underwriting discounts and commissions.

Funding Requirements

To date, we have not generated any revenues from the commercial sale of approved drug products, and we do not expect to generate substantial revenue for at least the next few years. If we fail to complete the development of our product candidates in a timely manner or fail to obtain their regulatory approval, our ability to generate future revenue will be compromised. We do not know when, or if, we will generate any revenue from our product candidates, and we do not expect to generate significant revenue unless and until we obtain regulatory approval of, and commercialize, our product candidates. Our expenses decreased from 2021 to 2022 as a result of our program prioritization efforts and reduced headcount. We anticipate further reductions in spending in 2023 compared to 2022 levels due to the strategic pipeline prioritization initiatives focused on developing Rett and GAN. If we obtain approval for any of our product candidates, we expect to incur significant commercialization expenses related to sales, marketing, manufacturing and distribution. We anticipate that we will need substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

As of December 31, 2022, our material cash requirements consisted of $35.3 million in total lease payments under our noncancelable leases for equipment, laboratory space and office space. These leases are described in further detail in Note 4 to our audited consolidated financial statements located in Part IV, Item 15 of this Annual Report on Form 10-K. Our most significant purchase commitments consist of approximately $12.2 million in cancellable purchase obligations to our CROs and other clinical trial vendors.

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

Because of the numerous risks and uncertainties associated with research, development and commercialization of biological products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•
the scope, progress, costs and results of discovery, preclinical development, laboratory testing and clinical trials for TSHA-102, TSHA-120 and any current and future product candidates that we advance;
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

Cash Flows

The following table shows a summary of our cash flows for the years ended December 31, 2022 and 2021 (in thousands):

	For the Year Ended December 31,
	2022	2021
Net cash used in operating activities	$(88,390)	$(117,042)
Net cash used in investing activities	(24,930)	(21,554)
Net cash provided by financing activities	52,097	39,083
Net change in cash, cash equivalents and restricted cash	$(61,223)	$(99,513)

Operating Activities

For the year ended December 31, 2022, our net cash used in operating activities of $88.4 million primarily consisted of a net loss of $166.0 million, primarily attributable to our spending on research and development expenses. The net loss of $166.0 million was partially offset by $59.1 million in adjustments for non-cash items as a result of the $36.4 impairment charge related to the North Carolina manufacturing facility and stock-based compensation expense of $18.0 million. The net loss was also partially offset by a source of cash of $18.5 million from the change in our operating assets and liabilities, primarily resulting from an increase in deferred revenue related to the Astellas Transactions.

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

Investing Activities

During the year ended December 31, 2022, investing activities used $24.9 million of cash primarily attributable to up-front license fee payments of $4.3 million and capital expenditures related to our North Carolina manufacturing facility.

During the year ended December 31, 2021, investing activities used $21.6 million of cash primarily attributable to the up-front license fee payment of $5.5 million to acquire exclusive worldwide rights to TSHA-120, for the treatment of GAN, and capital expenditures related to our North Carolina manufacturing facility and office space.

Financing Activities

During the year ended December 31, 2022, financing activities provided $52.1 million of cash, which was attributable to the receipt of $39.4 million in net proceeds from the Follow-on Offering and sales of common stock pursuant to the Sales Agreement and $13.9 million in net proceeds from the sale of stock to Astellas. Additional financing proceeds were a result of $0.3 million of proceeds from issuance of shares under the Employee Stock Purchase Plan. This was partially offset by $1.4 million of cash paid for costs related to our filing of a shelf registration statement on Form S-3 and other financing activities.

During the year ended December 31, 2021, financing activities provided $39.1 million of cash, which was attributable to the receipt of $40.0 million in net proceeds from our Term Loan with Silicon Valley Bank, partially offset by $0.4 million of cash paid for costs related to our filing of a shelf registration statement on Form S-3 and $0.5 million in other financing activities.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Critical Accounting Policies and Significant Judgments and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our financial statements. In accordance with U.S. GAAP, we evaluate our estimates and judgments on an ongoing basis, including those related to research and development expenses, stock-based compensation and the Astellas Transactions. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

The RSAs and RSUs are valued based on the fair value of our common stock on the date of grant. The Company expenses stock-based compensation related to stock options, RSAs and RSUs over the requisite service period using the straight-line method. Stock-based compensation costs are generally recorded in research and development expense or general and administrative expense in the consolidated statements of operations based upon the respective employee’s roles within our Company, however a portion of stock-based compensation related to employees who were directly involved in the manufacturing facility buildout, has been capitalized into the cost basis of the manufacturing plant. Forfeitures are recorded as they occur.

Astellas Transactions

In October 2022, we entered into the Securities Purchase Agreement with Astellas, pursuant to which we agreed to issue and sell to Astellas an aggregate of 7,266,342 shares of our common stock, for aggregate proceeds of approximately $30.0 million. Upon closing of the Private Placement and transferring 7,266,342 shares to Astellas, we recorded the issuance of shares at fair value. Fair value of the shares transferred to Astellas was calculated in accordance with ASC 820, Fair Value Measurement by analyzing our stock price for a period of time prior to and after the transaction date as traded on the NASDAQ. The NASDAQ trading data is considered an active market and a Level 1 measurement under ASC 820. The fair value was determined to be approximately $13.95 million or $1.92 per share. The

$16.1 million difference between the $30.0 million paid by Astellas and the fair market value of shares issued was allocated to the transaction price of the Option Agreement.

We determined that the Option Agreement falls within the scope of ASC 606, Revenue from Contracts with Customers as the development of TSHA-102 for the treatment of Rett Syndrome and TSHA-120 for the treatment of GAN are considered ordinary activities for us. In accordance with ASC 606, we evaluated the Option Agreement and identified three separate performance obligations: (1) option to obtain licensing right to GAN, (2) option to obtain licensing right to Rett and (3) performance of research and development activities associated with our Rett program. The transaction price is determined to be $36.1 million which is comprised of the $20.0 million Upfront Payment and the $16.1 million allocated from the Private Placement.

To determine the standalone selling price, or the SSP, of the Rett and GAN options which we concluded represent material rights, we utilized the probability-weighted expected return, or PWERM, method. The PWERM method contemplates the probability and timing of an option exercise. At contract inception, we used significant judgement to estimate the probability of exercise of each option at 50%. The SSP of the Rett research and development activities was estimated using an expected cost plus margin approach. The standalone selling prices of the material rights and Rett research and development activities were then used to proportionately allocate the $36.1 million transaction price to the three performance obligations.

Revenue allocated to the material rights will be recognized at a point in time when each option period expires or when a decision is made by Astellas to exercise or not exercise each option. Revenue from the Rett research and development activities will be recognized as activities are performed using an input method, according to the costs incurred as related to the total costs expected to be incurred to satisfy the performance obligation. The transfer of control occurs over this time period and is a reliable measure of progress towards satisfying the performance obligation. During the year ended December 31, 2022, there were no significant changes to the total estimated costs to be incurred to satisfy the performance obligation associated with the Rett research and development activities. We expect the revenue associated with this performance obligation to be earned by the end of 2023.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Taysha Gene Therapies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Taysha Gene Therapies, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders' equity, and cash flows, for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s recurring losses from operations and cash used in operations raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for leases effective January 1, 2022 due to the adoption of Financial Accounting Standards Board ASU No. 2016-02, Leases (Topic 842), using the modified retrospective approach.

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

March 28, 2023

We have served as the Company's auditor since 2020.

Taysha Gene Therapies, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$87,880	$149,103
Prepaid expenses and other current assets	8,537	10,499
Total current assets	96,417	159,602
Restricted cash	2,637	2,637
Property, plant and equipment, net	14,963	50,610
Operating lease right-of-use assets	10,943	—
Other non-current assets	1,316	1,107
Total assets	$126,276	$213,956
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$10,946	$21,763
Accrued expenses and other current liabilities	18,287	29,983
Deferred revenue	33,557	—
Total current liabilities	62,790	51,746
Build-to-suit lease liability	—	25,900
Term loan, net	37,967	37,192
Operating lease liability, net of current portion	20,440	—
Other non-current liabilities	4,130	3,735
Total liabilities	125,327	118,573
Commitments and contingencies - Note 11
Stockholders' equity
Preferred stock, $0.00001 par value per share; 10,000,000 shares authorized and no shares issued and outstanding as of December 31, 2022 and December 31, 2021	—	—
Common stock, $0.00001 par value per share; 200,000,000 shares authorized and 63,207,507 and 38,473,945 issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	1	—
Additional paid-in capital	402,389	331,032
Accumulated deficit	(401,441)	(235,649)
Total stockholders’ equity	949	95,383
Total liabilities and stockholders' equity	$126,276	$213,956

The accompanying notes are an integral part of these consolidated financial statements.

Taysha Gene Therapies, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	For the Year Ended December 31,
	2022	2021
Revenue	$2,502	$—
Operating expenses:
Research and development	91,169	131,943
General and administrative	37,360	41,324
Impairment of long-lived assets	36,420	—
Total operating expenses	164,949	173,267
Loss from operations	(162,447)	(173,267)
Other income (expense):
Interest income	249	172
Interest expense	(3,798)	(1,428)
Other expense	(18)	—
Total other expense, net	(3,567)	(1,256)
Net loss	$(166,014)	$(174,523)
Net loss per common share, basic and diluted	$(3.78)	$(4.64)
Weighted average common shares outstanding, basic and diluted	43,952,015	37,650,566

The accompanying notes are an integral part of these consolidated financial statements

Taysha Gene Therapies, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2020	37,761,435	$—	$312,428	$(61,126)	$251,302
Stock-based compensation	—	—	18,604	—	18,604
Issuance of common stock, upon vesting and settlement of restricted stock units	712,510	—	—	—	—
Net loss	—	—	—	(174,523)	(174,523)
Balance as of December 31, 2021	38,473,945	$—	$331,032	$(235,649)	$95,383
Adjustment to beginning accumulated deficit from adoption of ASC 842	—	—	—	222	222
Stock-based compensation	—	—	18,275	—	18,275
Issuance of common stock to Astellas, net of offering costs of $187	7,266,342	—	13,764	—	13,764
Issuance of common stock in a public offering, net of underwriting discount and other offering costs of $2,072	14,765,226	—	27,457	—	27,457
Issuance of common stock in an at-the-market offering, net of sales commissions and other offering costs of $392	2,000,000	1	11,608	—	11,609
Issuance of common stock, upon vesting and settlement of restricted stock units	628,921	—	—	—	—
Issuance of common stock under ESPP	73,073	—	253	—	253
Net loss	—	—	—	(166,014)	(166,014)
Balance as of December 31, 2022	63,207,507	$1	$402,389	$(401,441)	$949

The accompanying notes are an integral part of these consolidated financial statements

Taysha Gene Therapies, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31,
	2022	2021
Cash flows from operating activities
Net loss	$(166,014)	$(174,523)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,172	492
Research and development license expense	1,250	9,750
Stock-based compensation	18,043	18,184
Impairment of long-lived assets	36,420	—
Non-cash lease expense	1,315	—
Other	906	388
Changes in operating assets and liabilities:
Prepaid expenses and other assets	2,088	(3,361)
Accounts payable	(7,804)	14,494
Accrued expenses and other liabilities	(9,323)	17,542
Deferred revenue	33,557	—
Due to related party	—	(8)
Net cash used in operating activities	(88,390)	(117,042)
Cash flows from investing activities
Purchase of research and development license	(4,250)	(6,250)
Purchase of property, plant and equipment	(20,619)	(15,304)
Other	(61)	—
Net cash used in investing activities	(24,930)	(21,554)
Cash flows from financing activities
Proceeds from Term Loan, net	—	39,957
Proceeds from public offering of common stock, net of sales commissions and other offering costs	27,717	—
Proceeds from issuance of common stock to Astellas, net of offering costs	13,887	—
Proceeds from at-the-market offering, net of sales commissions and other offering costs	11,640	—
Payment of shelf registration costs	(358)	(360)
Proceeds from common stock issuances under ESPP	253	—
Other	(1,042)	(514)
Net cash provided by financing activities	52,097	39,083
Net decrease in cash, cash equivalents and restricted cash	(61,223)	(99,513)
Cash, cash equivalents and restricted cash at the beginning of the period	151,740	251,253
Cash, cash equivalents and restricted cash at the end of the period	$90,517	$151,740
Cash and cash equivalents	87,880	149,103
Restricted cash	2,637	2,637
Cash, cash equivalents and restricted cash at the end of the period	$90,517	$151,740
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,775	$641
Supplemental disclosure of noncash investing and financing activities:
Property, plant and equipment in accounts payable and accrued expenses	4,002	8,282
Acquisition of property, plant and equipment funded by landlord	—	606
Right-of-use assets obtained in exchange for lease liabilities	23,432	—
Offering costs not yet paid	387	141
Purchase of research and development license not yet paid	—	3,500
Build-to-suit lease liability	—	26,250

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

Sales Agreement

On October 5, 2021, the Company entered into a Sales Agreement (the “Sales Agreement”) with SVB Securities LLC (f/k/a SVB Leerink LLC) and Wells Fargo Securities, LLC (collectively, the “Sales Agents”), pursuant to which the Company may issue and sell, from time to time in its sole discretion, shares of its common stock having an aggregate offering price of up to $150.0 million through the Sales Agents. In March 2022, the Company amended the Sales Agreement to, among other things, include Goldman Sachs & Co. LLC as an additional Sales Agent. The Sales Agents may sell common stock by any method permitted by law deemed to be an “at-the-market offering” as defined in Rule 415(a)(4) of the Securities Act, including sales made directly on or through the Nasdaq Global Select Market or any other existing trade market for the common stock, in negotiated transactions at market prices prevailing at the time of sale or at prices related to prevailing market prices, or any other method permitted by law. The Sales Agents are entitled to receive 3.0% of the gross sales price per share of common stock sold under the Sales Agreement. In April 2022, the Company sold 2,000,000 shares of common stock under the Sales Agreement and received $11.6 million in net proceeds. No other shares of common stock have been issued and sold pursuant to the Sales Agreement as of December 31, 2022.

Liquidity and Going Concern

In October 2022, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) and an option agreement (the “Option Agreement,” together with the Securities Purchase Agreement, the “Astellas Transactions”) with Audentes Therapeutics, Inc. (d/b/a Astellas Gene Therapy) (“Astellas”), pursuant to which the Company agreed to issue and sell 7,266,342 shares of its common stock for aggregate proceeds of $30.0 million and received a one-time payment in the amount of $20.0 million (the “Upfront Payment”), respectively, for total gross proceeds of $50.0 million. See Note 6 for additional information.

Also in October 2022, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Goldman Sachs & Co. LLC (the "Underwriter”) to issue and sell 14,000,000 shares of common stock at a price to the public of $2.00 per share. The Underwriter exercised its option to purchase an additional 765,226 shares of the Company’s common stock at a price of $1.88 per share. The net proceeds from the offering were $27.7 million, after deducting underwriting discounts and other offering expenses.

The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred operating losses since Inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of December 31, 2022, the Company had an accumulated deficit of $401.4 million and cash and cash equivalents of $87.9 million. Losses are expected to continue as the Company continues to invest in its research and development activities. Management believes that there is presently insufficient funding available to allow the Company to fund its currently planned research and discovery programs for a period exceeding one year from the date of this filing with the Securities and Exchange Commission ("SEC"). These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.

In response to these conditions and to meet the Company’s capital requirements, management plans to use its current cash on hand and some combination of the following: (i) dilutive and/or non-dilutive financings, (ii) out-licensing or strategic alliances/collaborations, and (iii) out-licensing or sale of its non-core assets. If the Company raises additional funds through collaborations, strategic alliances, business development or licensing arrangements with third parties, the Company might have to relinquish valuable rights to its technologies, future revenue streams, research programs or product candidates. However, these plans have not yet been finalized and are not within the Company’s control, and therefore cannot be deemed probable. As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Taysha Gene Therapies, Inc.

Notes to Consolidated Financial Statements

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

Emerging Growth Company

From time to time, new accounting pronouncements are issued by the FASB, or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s financial statements upon adoption. Under the Jumpstart Our Business Startups Act of 2012, as amended, the Company meets the definition of an emerging growth company and has elected the extended transition period for complying with new or revised accounting standards, which delays the adoption of these accounting standards until they would apply to private companies.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The most significant estimates and assumptions in the Company’s financial statements relate to the determination of the fair value of the common stock prior to the IPO (as an input into stock-based compensation), estimating manufacturing accruals and accrued or prepaid research and development expenses, the measurement of impairment of long-lived assets, and the allocation of consideration received in connection with the Astellas Transactions. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

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

Segments

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business as a single operating segment, which is the business of developing AAV-based gene therapies for the treatment of rare monogenic diseases of the central nervous system.

As of December 31, 2022 and 2021, the Company did not have any significant long-lived assets located outside of the United States.

Taysha Gene Therapies, Inc.

Notes to Consolidated Financial Statements

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. Revenues consist of activities in connection with the Astellas Transactions, including the exclusive option to license intellectual property and the performance of research and development activities. See Note 6 for additional information.

The Company evaluates the agreement to determine if the other party is a customer, and then determines the units of account within the agreement to determine which promised goods or services are distinct. In order for a promised good or service to be considered "distinct” under ASC 606, the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (i.e., the good or service is capable of being distinct), and the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (i.e., the promise to transfer the good or service is distinct within the context of the contract).

For any units of account, that fall within the scope of ASC 606, where the other party is a customer, the Company (i) evaluates the separate performance obligation(s) under each contract, (ii) determines the transaction price, (iii) allocates the transaction price to each performance obligation considering the estimated standalone selling prices of the services and (iv) recognizes revenue when, or as, the Company satisfies the performance obligation(s).

At the inception of an arrangement that includes options for a customer to purchase additional services or products at agreed upon prices in the future, the Company evaluates whether each option provides a material right. An option that provides a material right will be accounted for as a separate performance obligation.

As part of the accounting for arrangements under ASC 606, the Company must use significant judgment to determine the performance obligations, the transaction price, and the standalone selling price (“SSP”) for each performance obligation identified in the contract for the allocation of the transaction price. The SSP is the price at which an entity would sell a promised good or service separately to a customer. Management estimates the SSP of each of the identified performance obligations, maximizing the use of observable inputs. Because the Company has not sold the same goods or services in its contracts separately to any customers on a standalone basis, the Company utilizes similar observable transactions in the marketplace or estimates the SSP of each performance obligation in its customer arrangements at contract inception based on either (1) its estimate of costs to be incurred to fulfill its obligations associated with the performance obligation, plus a reasonable margin, or (2) an estimate that reflects the discount that the customer would obtain when exercising its option adjusted for (i) any discount that the customer could receive without exercising the option and (ii) the likelihood that the option will be exercised. The Company allocates the transaction price to each performance obligation in proportion to its SSP.

A performance obligation is satisfied and revenue is recognized when “control” of the promised good or service is transferred, either over time or at a point in time, to the customer. A customer obtains control of a good or service if it has the ability to (1) direct its use and (2) obtain substantially all of the remaining benefits from it.

Amounts received prior to satisfying the revenue recognition criteria listed above are recorded as deferred revenue in the accompanying consolidated balance sheets. Amounts expected to be recognized as revenue within 12 months of the balance sheet date are classified as current deferred revenue. Amounts not expected to be recognized as revenue within the following 12 months of the balance sheet date are classified as deferred revenue, net of current portion. The Company does not incur commission or other costs to fulfill customer contracts and as such, no capitalized contract costs are recorded on the consolidated balance sheets.

Cash and Cash Equivalents

Cash and cash equivalents consist of funds held in a standard checking account and standard savings account. The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. As of December 31, 2022 and 2021, respectively, the Company had no cash equivalents.

Restricted Cash

Restricted cash consists of cash that the Company has placed in an escrow account which is pledged as collateral under certain lease agreements and letters of credit.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents. Periodically, the Company may maintain deposits in financial institutions in excess of government insured limits. On March 10, 2023, the California Department of Financial Protection and Innovation closed the Silicon Valley Bank, Santa Clara, California (“SVB”), and appointed the FDIC as receiver. On March 12, 2023, the Treasury Department announced that depositors of SVB will have access to all of their money starting March 13, 2023. On March 14, 2023, the Company regained access to the full amount of its cash that

Taysha Gene Therapies, Inc.

Notes to Consolidated Financial Statements

was deposited with SVB. Management believes that the Company is not exposed to significant credit risk as the Company’s deposits are held at financial institutions that management continues to believe to be of high credit quality. The Company has not experienced any losses on these deposits.

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

Property, Plant and Equipment, net

Property, plant and equipment, net are stated at cost less accumulated depreciation and consist of computer equipment, laboratory equipment and leasehold improvements. Directly identifiable payroll and payroll-related costs incurred in connection with the build-out of the Company’s cGMP manufacturing facility were capitalized into the cost basis of the asset to the extent that such costs had been incurred to bring the asset to the condition and location for its intended use. Depreciation expense is recognized using the straight-line method over its estimated useful life of three to seven years.

Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in loss from operations. Expenditures for repairs and maintenance are charged to expense as incurred.

Leases

Effective January 1, 2022, the Company adopted ASC 842, Leases using the modified retrospective approach and utilizing the effective dates as its date of initial application. As a result, prior periods are presented in accordance with the previous guidance in ASC 840, Leases.

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Leases with a term greater than one year are recognized on the balance sheet as right-of-use assets and short-term and long-term lease liabilities, as applicable.

Operating lease liabilities and their corresponding right-of-use assets are initially recorded based on the present value of lease payments over the expected remaining lease term. Certain adjustments to the right-of-use asset may be required for items such as incentives

Taysha Gene Therapies, Inc.

Notes to Consolidated Financial Statements

received. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rate to discount lease payments, which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment. To estimate its incremental borrowing rate, a credit rating applicable to the Company is estimated using a synthetic credit rating analysis since the Company does not currently have a rating agency-based credit rating.

The Company has elected not to recognize leases with an original term of one year or less on the balance sheet. The Company typically only includes an initial lease term in its assessment of a lease arrangement. Options to renew a lease are not included in the Company’s assessment unless there is reasonable certainty that the Company will renew. Assumptions made by the Company at the commencement date are re-evaluated upon occurrence of certain events, including a lease modification. A lease modification results in a separate contract when the modification grants the lessee an additional right of use not included in the original lease and when lease payments increase commensurate with the standalone price for the additional right of use. When a lease modification results in a separate contract, it is accounted for in the same manner as a new lease.

The Company has elected to account for lease and non-lease components together as a single lease component for all underlying assets.

Build-to-Suit Lease

In the Company’s lease arrangement in Durham, North Carolina (as described in Note 4), the Company was involved in the construction of the build-out. To the extent the Company is involved with the structural improvements of the construction project or takes construction risk prior to the commencement of a lease, accounting guidance ASC Topic 840, Leases, requires the Company to be considered the owner for accounting purposes of these types of projects during the construction period. In such cases, the Company records an asset in property, plant and equipment on its consolidated balance sheet equal to the fair value of the building shell, and a corresponding build-to-suit lease obligation on its consolidated balance sheet representing the amounts paid by the lessor. As part of its adoption of ASC 842, the Company de-recognized the building asset and corresponding financing obligation recorded on the Company’s consolidated balance sheets as of January 1, 2022, in accordance with the ASC 842 transition guidance.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, which consist of property, plant and equipment as well as right-of-use assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. In November 2022, the Company decided not to continue the build-out of the North Carolina manufacturing facility, resulting in a change in use of this asset group. The Company performed an undiscounted cash flow analysis over the long-lived assets associated with the manufacturing facility and determined that the carrying value of the asset group is not recoverable. Significant assumptions used to determine this non-recurring fair value measurement include the time to sublease the facility, the amount of sublease income expected to be generated over the remaining lease term, and the discount rate used to measure the present value of the net cash flows associated with this asset group. The impairment charge represented the entire amount of the asset group’s carrying amount as of the date of impairment. The Company recorded a non-cash impairment charge of $36.4 million (see Note 3) in connection with the North Carolina manufacturing facility which was allocated on a pro rata basis across the assets within the asset group. No impairment losses were recorded for the year ended December 31, 2021.

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

Taysha Gene Therapies, Inc.

Notes to Consolidated Financial Statements

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

Prior to September 23, 2020, the fair value of common stock underlying the Company’s stock options, RSAs and RSUs was estimated by the Company’s board of directors considering, among other things, contemporaneous valuations of the Company’s common stock prepared by unrelated third-party valuation firms. After the IPO, the fair value of common stock is based on the closing price of the Company’s common stock as reported on the date of the grant.

The RSAs and RSUs are valued based on the fair value of the Company’s common stock on the date of grant. The Company expenses stock-based compensation related to stock options, RSAs and RSUs over the requisite service period using the straight-line method. Stock-based compensation costs are initially recorded in research and development expense or general and administrative expense in the consolidated statements of operations in a manner consistent with the classification of the respective employee’s payroll costs. A portion of stock-based compensation expense that relates to employees who were directly involved in the buildout of the Company’s cGMP manufacturing facility have been capitalized into the cost basis of that asset to the extent that such costs were incurred to bring the asset to the condition and location for its intended use. Forfeitures are recorded as they occur.

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit would more likely than not be realized assuming examination by the taxing authority. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. During the years ended December 31, 2022 and 2021, the Company recorded increases in the amount of gross unrecognized tax benefits of $3.1 million and $4.7 million, respectively. The unrecognized tax benefits, if recognized, would not affect the effective income tax rate due to the valuation allowance that currently offsets deferred tax assets. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months. The Company would recognize any corresponding interest and penalties associated with its income tax positions in income tax expense. There was no income tax interest or penalties incurred for the years ended December 31, 2022 and 2021.

Comprehensive Loss

Comprehensive loss is equal to net loss as presented in the accompanying consolidated statements of operations.

Taysha Gene Therapies, Inc.

Notes to Consolidated Financial Statements

Recently Adopted Accounting Pronouncements

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

Effective January 1, 2022, the Company adopted ASU 2016-02 using the modified retrospective approach and utilizing the effective date as its date of initial application. As a result, prior periods are presented in accordance with the previous guidance in ASC 840. The Company elected the following practical expedients, which must be elected as a package and applied consistently to all of its leases at the transition date (including those for which the entity is a lessee or a lessor): i) the Company did not reassess whether any expired or existing contracts are or contain leases; ii) the Company did not reassess the lease classification for any expired or existing leases (that is, all existing leases that were classified as operating leases in accordance with ASC 840 are classified as operating leases, and all existing leases that were classified as capital leases in accordance with ASC 840 are classified as finance leases); and iii) the Company did not reassess initial direct costs for any existing leases. For leases that existed prior to the date of initial application of ASC 842 (which were previously classified as operating leases), a lessee may elect to use either the total lease term measured at lease inception under ASC 840 or the remaining lease term as of the date of initial application of ASC 842 in determining the period for which to measure its incremental borrowing rate. In transition to ASC 842, the Company utilized the remaining lease term of its leases in determining the appropriate incremental borrowing rates.

The adoption of this standard resulted in the recognition of operating lease right-of-use assets and operating lease liabilities of $18.4 million and $19.1 million, respectively, on the Company’s consolidated balance sheet at adoption relating to its operating leases. The lease liabilities were determined based on the present value of the remaining minimum lease payments. Upon adoption of ASC 842, the Company also (i) derecognized the build-to-suit lease asset of $26.3 million previously presented in property, plant and equipment, (ii) derecognized the build-to-suit lease liability of $26.5 million, and (iii) eliminated $0.7 million of deferred rent liabilities and tenant improvement allowances as of January 1, 2022 as these liabilities are reflected in the operating lease right-of-use assets. In adopting ASU 2016-02, the Company recorded a total one-time adjustment of $0.2 million to the opening balance of accumulated deficit as of January 1, 2022 related to the de-recognition of the build-to-suit lease asset and related build-to-suit lease obligation. The adoption did not have a material impact on accumulated deficit and on the consolidated statements of operations and cash flows.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in ASC 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted. The Company adopted this guidance on January 1, 2022. There is no impact to the consolidated balance sheets as of December 31, 2022 because of the full valuation allowance position taken for deferred taxes.

Note 3—Supplemental Financial Information

Property, plant and equipment, net consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Leasehold improvements	$2,091	$2,067
Laboratory equipment	2,868	1,095
Computer equipment	1,115	1,098
Furniture and fixtures	898	845
Construction in progress	9,633	46,004
	16,605	51,109
Accumulated depreciation	(1,642)	(499)
Property, plant and equipment, net	$14,963	$50,610

In November 2022, the Company recognized a non-cash impairment charge of $36.4 million for the manufacturing facility asset group, of which $26.3 million relates to construction in progress and finance lease right-of-use assets. The impairment charge was estimated using a discounted cash flow model and recorded in the consolidated statements of operations for the year ended December 31, 2022. Included in construction in progress at December 31, 2021 was $45.8 million of costs associated with the Build-to-Suit lease (see Note 4),

Taysha Gene Therapies, Inc.

Notes to Consolidated Financial Statements

which included $2.0 million of capitalized payroll and payroll-related costs. Property, plant and equipment, net includes $1.3 million of assets capitalized as finance leases as of December 31, 2022.

Depreciation expense was $1.2 million and $0.5 million for the years ended December 31, 2022 and 2021, respectively.

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Accrued research and development	$8,190	$11,895
Accrued compensation	2,519	7,703
Accrued property, plant and equipment	2,081	2,644
Accrued clinical trial	1,473	1,659
Accrued severance	1,463	—
Lease liabilities, current portion	1,521	—
Accrued professional and consulting fees	390	1,091
Accrued license fees	—	3,500
Other	650	1,491
Total accrued expenses and other current liabilities	$18,287	$29,983

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Prepaid research and development	$4,840	$5,218
Prepaid clinical trial	2,119	3,298
Deferred offering costs	724	545
Prepaid insurance	388	148
Prepaid bonus	18	427
Other	448	863
Total prepaid expenses and other current assets	$8,537	$10,499

Note 4— Leases

The Company leases certain office, laboratory, and manufacturing space.

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

The Dallas Lease Amendment commenced on July 1, 2022, and has a term of approximately ten years.

Taysha Gene Therapies, Inc.

Notes to Consolidated Financial Statements

The Company is obligated to pay operating costs and utilities applicable to the Expansion Premises. Total future minimum lease payments under the Dallas Lease Amendment over the initial 10 year term are approximately $6.0 million. The Company will be responsible for costs of constructing interior improvements within the Expansion Premises that exceed a $40.00 per rentable square foot construction allowance provided by the Dallas Landlord.

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

The Company was not required to provide a security deposit in connection with its entry into the Durham Lease. The Company will be responsible for constructing interior improvements within the Facility. The Company was required to place $2.6 million in an escrow account which will be released when the improvements are substantially complete. The escrow funds are recorded as restricted cash on the consolidated balance sheet as of December 31, 2022. The Durham Landlord has the right to terminate the Durham Lease upon specified events of default, including the Company’s failure to pay rent in a timely manner and upon the occurrence of certain events of insolvency with respect to the Company.

In accordance with ASC Topic 840, Leases, the Company was deemed, for accounting purposes only, to be the owner of the entire leased Facility, including the building shell, during the construction period because of the Company’s level of direct financial and operational involvement in the substantial tenant improvements, including structural improvements, required to build out the Facility. As a result, the Company capitalized approximately $26.3 million as a build-to-suit asset within property, plant and equipment, net and recognized a corresponding build-to-suit lease financing obligation as a liability on its consolidated balance sheets equal to the fair value of the existing building shell using comparable market prices per square foot for similar space for public real estate transactions in the surrounding area at commencement of construction. Additionally, construction costs incurred as part of the build-out and tenant improvements were also capitalized within property, plant and equipment, net. Costs of approximately $45.8 million were capitalized during the year ended December 31, 2021, related to both equipment purchases and the build-out of the leased Facility. As part of its adoption of ASC 842, the Company de-recognized the building asset and corresponding financing obligation recorded on the Company’s consolidated balance sheets as of January 1, 2022, in accordance with the ASC 842 transition guidance.

Summary of all lease costs recognized under ASC 842

The following table summarizes the lease costs recognized under ASC 842 and other information pertaining to the Company's operating leases for the year ended December 31, 2022 (in thousands):

For the Year Ended December 31, 2022

Operating lease cost	$2,873
Variable lease cost	452
Total lease cost	$3,325

Supplemental information related to the remaining lease term and discount rate are as follows:

December 31, 2022
Weighted average remaining lease term (in years) - Finance leases	3.88
Weighted average remaining lease term (in years) - Operating leases	11.45

Weighted average discount rate - Finance leases	10.51%
Weighted average discount rate - Operating leases	7.72%

Taysha Gene Therapies, Inc.

Notes to Consolidated Financial Statements

Supplemental cash flow information related to the Company's operating leases are as follows (in thousands):

For the year ended December 31, 2022
Operating cash flows for operating leases	$2,486

As of December 31, 2022, future minimum commitments under ASC 842 under the Company's operating and finance leases were as follows (in thousands):

Year Ending December 31,	Operating	Finance
2023	$2,819	$454
2024	2,918	454
2025	3,021	454
2026	2,485	325
2027	2,577	73
Thereafter	19,721	—
Total lease payments	33,541	1,760
Less: imputed interest	(11,900)	(308)
Total lease liabilities	$21,641	$1,452
Lease liabilities, current	1,201	320
Lease liabilities, non-current	20,440	1,132
Total lease liabilities	$21,641	$1,452

In 2021, the Company signed a lease agreement pursuant to which the Company will lease equipment to generate its supply of electricity, which has not yet commenced for accounting purposes as of December 31, 2022. This lease agreement provides for total remaining lease payments of $3.5 million over the 10-year lease term, which is not included in the maturity table above.

The following table summarizes aggregate lease commitments as of December 31, 2021 (in thousands) under ASC 840:

Year Ending December 31,
2022	$4,848
2023	4,201
2024	4,301
2025	4,372
2026	3,868
Thereafter	30,563
Total Lease Commitments	$52,153

Note 5 – Loan with Silicon Valley Bank

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

The interest rate applicable to the Term Loans is the greater of (a) the WSJ Prime Rate plus 3.75% or (b) 7.00% per annum. As of December 31, 2022, the interest rate was 11.25%. The Term Loans are interest only from the Closing Date through August 31, 2024, after which the Company is required to pay equal monthly installments of principal through August 1, 2026, the maturity date.

Taysha Gene Therapies, Inc.

Notes to Consolidated Financial Statements

The Term Loans could have been prepaid in full through August 12, 2022 with payment of a 2.00% prepayment premium, after which they may be prepaid in full through August 12, 2023 with payment of a 1.00% prepayment premium, after which they may be prepaid in full with no prepayment premium. An additional final payment of 7.5% of the amount of Terms Loans advanced by the Lenders (“Exit Fee”) will be due upon prepayment or repayment of the Term Loans in full. The Exit Fee of $3.0 million was recorded as debt discount and has also been fully accrued within non-current liabilities as of December 31, 2022. The debt discount is being accreted using the effective interest method over the term of the Term Loans within interest expense in the consolidated statements of operations.

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

The Term Loan Agreement also contains customary representations and warranties, and also includes customary events of default, including payment default, breach of covenants, change of control, and material adverse effects. The Company was in compliance with all covenants under the Term Loan Agreement as of December 31, 2022. Upon the occurrence of an event of default, a default interest rate of an additional 5% per annum may be applied to the outstanding loan balances, and the Lenders may declare all outstanding obligations immediately due and payable and exercise all of its rights and remedies as set forth in the Term Loan Agreement and under applicable law.

During the year ended December 31, 2022, the Company recognized interest expense related to the Term Loan of $3.7 million.

Future principal debt payments on the Term Loan Agreement as of December 31, 2022 are as follows (in thousands):

Year Ending December 31,
2023	$—
2024	6,667
2025	20,000
2026	13,333
Total principal payments	40,000
Unamortized debt discount	(2,033)
Term Loan, net	$37,967

Note 6—Astellas Agreements

On October 21, 2022 (the “Effective Date”), the Company entered into the Option Agreement with Astellas, pursuant to which the Company granted to Astellas an exclusive option to obtain an exclusive, worldwide, royalty and milestone-bearing right and license (A) to research, develop, make, have made, use, sell, offer for sale, have sold, import, export and otherwise exploit, or, collectively, exploit, the product known, as of the Effective Date, as TSHA-120 (the “120 GAN Product”), and any backup products with respect thereto for use in the treatment of GAN or any other gene therapy product for use in the treatment of GAN that is controlled by Taysha or any of its affiliates or with respect to which the Company or any of its affiliates controls intellectual property rights covering the exploitation thereof, or a GAN Product, and (B) under any intellectual property rights controlled by Taysha or any of its affiliates with respect to such exploitation (the “GAN Option”). Subject to certain extensions, the GAN Option is exercisable from the Effective Date through a specified period of time following Astellas’ receipt of (i) the formal minutes from the Type B end-of-Phase 2 meeting between Taysha and the FDA in response to the Company’s meeting request sent to the FDA on September 19, 2022 for the 120 GAN Product (the “Type B end-of-Phase 2 Meeting”), (ii) all written feedback from the FDA with respect to the Type B end-of-Phase 2 Meeting, and (iii) all briefing documents sent by Taysha to the FDA with respect to the Type B end-of-Phase 2 Meeting.

Under the Option Agreement, the Company also granted to Astellas an exclusive option to obtain an exclusive, worldwide, royalty and milestone-bearing right and license (A) to exploit any Rett Product (as defined below), and (B) under any intellectual property rights controlled by Taysha or any of its affiliates with respect to such exploitation (the “Rett Option,” and together with the GAN Option, each, an “Option”). Subject to certain extensions, the Rett Option is exercisable from the Effective Date through a specified period of time following Astellas’ receipt of (i) certain clinical data from the female pediatric trial and (ii) certain specified data with respect to TSHA-102, such period, the Rett Option Period, related to (i) the product known, as of the Effective Date, as TSHA-102 and any backup products with respect thereto for use in the treatment of Rett syndrome, and (ii) any other gene therapy product for use in the treatment of Rett syndrome that is controlled by Taysha or any of its affiliates or with respect to which the Company or any of its affiliates controls intellectual property rights covering the exploitation thereof (a “Rett Product”).

Taysha Gene Therapies, Inc.

Notes to Consolidated Financial Statements

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

As partial consideration for the rights granted to Astellas under the Option Agreement, Astellas paid the Company the Upfront Payment, which is $20.0 million. Astellas or any of its affiliates shall have the right, in its or their discretion and upon written notice to the Company, to offset the amount of the Upfront Payment (in whole or in part, until the full amount of the Upfront Payment has been offset) against (a) any payment(s) owed to Taysha or any of its affiliates (or to any third party on behalf of the Company) under or in connection with any license agreement entered into with respect to any GAN Product or Rett Product, including, any upfront payment, milestone payment or royalties owed to Taysha or any of its affiliates (or to any third party on behalf of the Company) under or in connection with any such license agreement or (b) any amount owed to Taysha or any of its affiliates in connection with a Change of Control transaction with Astellas or any of its affiliates. As further consideration for the rights granted to Astellas under the Option Agreement, the Company and Astellas also entered into the Securities Purchase Agreement.

Securities Purchase Agreement

On October 21, 2022, the Company entered into the Securities Purchase Agreement with Astellas, pursuant to which the Company agreed to issue and sell to Astellas in a private placement (the “Private Placement”), an aggregate of 7,266,342 shares (the “Private Placement Shares”), of its common stock, for aggregate gross proceeds of $30.0 million. The Private Placement closed on October 24, 2022. Pursuant to the Securities Purchase Agreement, in connection with the Private Placement, Astellas has the right to designate one individual to attend all meetings of the Board in a non-voting observer capacity. The Company also granted Astellas certain registration rights with respect to the Private Placement Shares.

Accounting Treatment

In October 2022, upon closing of the Private Placement and transferring the 7,266,342 shares to Astellas, the Company recorded the issuance of shares at fair value. Fair value of the shares transferred to Astellas was calculated in accordance with ASC 820, Fair Value Measurement by analyzing the Company's stock price for a short period of time prior to and after the transaction date as traded on the NASDAQ. The NASDAQ trading data is considered an active market and a Level 1 measurement under ASC 820. The fair value was determined to be approximately $13.95 million or $1.92 per share. The $16.1 million difference between the $30.0 million paid by Astellas and the fair market value of shares issued was allocated to the transaction price of the Option Agreement.

The Company determined that the Option Agreement falls within the scope of ASC 606, Revenue from Contracts with Customers as the development of TSHA-102 for the treatment of Rett Syndrome and TSHA-120 for the treatment of GAN are considered ordinary activities for the Company. In accordance with ASC 606, the Company evaluated the Option Agreement and identified three separate performance obligations: (1) option to obtain licensing right to GAN, (2) option to obtain licensing right to Rett and (3) performance of research and development activities in the Rett development plan. The transaction price is determined to be $36.1 million which is comprised of the $20.0 million Upfront Payment and the $16.1 million allocated from the Private Placement.

To determine the standalone selling price ("SSP") of the Rett and GAN options, which the Company concluded to be material rights, the Company utilized the probability-weighted expected return (PWERM) method. The PWERM method contemplates the probability and timing of an option exercise. At contract inception, the Company estimated that the probability of exercise was 50% for each of the GAN and Rett options. The SSP of the Rett research and development activities was estimated using an expected cost plus margin approach. The standalone selling prices of the material rights and Rett research and development activities were then used to proportionately allocate the $36.1 million transaction price to the three performance obligations. The $36.1 million transaction price was recorded as deferred revenue on the consolidated balance sheet at the inception of the Astellas Transactions.

The following table summarizes the allocation of the transaction price to the three performance obligations at contract inception:

Taysha Gene Therapies, Inc.

Notes to Consolidated Financial Statements

Transaction Price Allocation
Option to obtain license for Rett	$5,485
Option to obtain license for GAN	2,317
Rett research and development activities	28,257
Total	$36,059

Revenue allocated to the material rights will be recognized at a point in time when each option period expires or when a decision is made by Astellas to exercise or not exercise each option. Revenue from the Rett research and development activities will be recognized as activities are performed using an input method, according to the costs incurred as related to the total costs expected to be incurred to satisfy the performance obligation. The transfer of control occurs over this time period and is a reliable measure of progress towards satisfying the performance obligation. Research and development services related to this performance obligation are expected to be completed by the end of 2023.

During the year ended December 31, 2022, there were no significant changes to the total estimated costs to be incurred to satisfy the performance obligation associated with the Rett research and development activities.

The Company recognized revenue of $2.5 million from Rett research and development activities for the year ended December 31, 2022. The Company had $33.6 million of deferred revenue on the consolidated balance sheet as of December 31, 2022. The Company will recognize revenues for these performance obligations as they are satisfied, which for the Rett research and development activities is expected to occur over a period of 1.0 year from December 31, 2022.

Note 7—Research, Collaboration, Grant and License Agreements

UT Southwestern Agreement

On November 19, 2019, the Company entered into a research, collaboration and license agreement (“UT Southwestern Agreement”) with the Board of Regents of the University of Texas System on behalf of The University of Southwestern Medical Center (“UT Southwestern”). Under the UT Southwestern Agreement, UT Southwestern is primarily responsible for preclinical development activities with respect to licensed products for use in certain specified indications (up to IND-enabling studies), and the Company is responsible for all subsequent clinical development and commercialization activities with respect to the licensed products. UT Southwestern will conduct such preclinical activities for a two-year period under mutually agreed upon sponsored research agreements that were entered into beginning in April 2020. During the initial research phase, the Company has the right to expand the scope of specified indications under the UT Southwestern Agreement.

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

No additional milestone payments were made in connection with the Queen’s Agreement during the years ended December 31, 2022 and 2021.

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

In December 2021, a regulatory milestone was triggered in connection with this agreement and therefore the Company recorded $3.0 million within research and development expenses in the consolidated statements of operations for the year ended December 31, 2021. The milestone fee was paid in January 2022 and classified as an investing cash outflow in the consolidated statements of cash flows for the year ended December 31, 2022. No additional milestone payments were triggered in connection with this agreement during the year ended December 31, 2022.

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

Taysha Gene Therapies, Inc.

Notes to Consolidated Financial Statements

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

In March 2022, the Company’s CTA filing for TSHA-102 for the treatment of Rett Syndrome was approved by Health Canada and therefore triggered a regulatory milestone payment in connection with this agreement. The Company recorded $1.0 million within research and development expenses in the consolidated statements of operations for the year ended December 31, 2022. The $1.0 million regulatory milestone fee was paid in July 2022 and classified as an investing cash outflow in the consolidated statements of cash flows for the year ended December 31, 2022.

Acquisition of Worldwide Rights for TSHA-120 for the treatment of GAN

In March 2021, the Company acquired the exclusive worldwide rights to a clinical-stage AAV9 gene therapy program, now known as TSHA-120, for the treatment of Giant Axonal Neuropathy (“GAN”) pursuant to a license agreement with Hannah’s Hope Fund (“HHF”) for Giant Axonal Neuropathy, Inc. TSHA-120 is an intrathecally dosed AAV9 gene therapy currently being evaluated in a clinical trial for the treatment of GAN. Under the terms of the agreement, in exchange for granting the Company the exclusive worldwide rights to TSHA-120, HHF received an upfront payment of $5.5 million and will be eligible to receive clinical, regulatory and commercial milestones totaling up to $19.3 million, as well as a low, single-digit royalty on net sales upon commercialization of the product.

In exchange for the license rights, the Company recorded an aggregate of $5.5 million within research and development expenses in the consolidated statements of operations for the year ended March 31, 2021, since the acquired license does not have an alternative future use. This license fee was paid in April 2021 and has been classified as an investing outflow in the consolidated statements of cash flows for the year ended December 30, 2021. No additional milestone payments were made in connection with this agreement during the year ended December 31, 2022.

License Agreement for CLN7

In March 2022, the Company entered into a license agreement with UT Southwestern (the “CLN7 Agreement”) pursuant to which the Company obtained an exclusive worldwide, royalty-bearing license with right to grant sublicenses to develop, manufacture, use, and commercialize licensed products for gene therapy for CLN7, a form of Batten Disease. In connection with the CLN7 Agreement, the Company paid a one-time upfront license fee of $0.3 million. The Company recorded the upfront license fee in research and development expense in the consolidated statements of operations since the acquired license does not have an alternative future use. The upfront license fee was classified as an investing cash outflow in the consolidated statements of cash flows for the year ended December 31, 2022. The Company is obligated to pay UT Southwestern up to $7.7 million in regulatory-related milestones and up to $7.5 million in sales-related milestones, as well as a low, single-digit royalty on net sales upon commercialization of the product. No additional milestone payments were made in connection with this agreement during the year ended December 31, 2022.

Note 8—Stock-Based Compensation

On July 1, 2020, the Company’s board of directors approved the 2020 Equity Incentive Plan (“Existing Plan”) which permits the granting of incentive stock options, non-statutory stock options, stock appreciation rights, RSAs, RSUs and other stock-based awards to employees, directors, officers and consultants. On September 16, 2020, the approval date of the New Plan (as defined below), no additional awards will be granted under the Existing Plan. The terms of the Existing Plan will continue to govern the terms of outstanding equity awards that were granted prior to approval of the New Plan.

On September 16, 2020, the Company’s stockholders approved the 2020 Stock Incentive Plan (“New Plan”), which became effective upon the execution of the underwriting agreement in connection with the IPO. The number of shares of common stock reserved for issuance under the New Plan automatically increases on January 1 of each year, for a period of ten years, from January 1, 2021 continuing through January 1, 2030, by 5% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Company’s board of directors. On January 1, 2023, the Company’s board of directors increased the number of shares of common stock reserved for issuance under the New Plan by 3,160,375 shares.

Furthermore, on September 16, 2020, the Company’s stockholders approved the Employee Stock Purchase Plan (“ESPP”), which became effective upon the execution of the underwriting agreement in connection with the IPO. The maximum number of shares of common stock that may be issued under the ESPP will not exceed 362,000 shares of common stock, plus the number of shares of common stock that are automatically added on January 1 of each year for a period of up to ten years, commencing on the first January 1 following the IPO and ending on (and including) January 1, 2030, in an amount equal to the lesser of (i) 1.0% of the total number of shares of capital stock outstanding on December 31 of the preceding calendar year, and (ii) 724,000 shares of common stock. No shares were added to the

Taysha Gene Therapies, Inc.

Notes to Consolidated Financial Statements

ESPP in 2021. On January 1, 2022 and 2023, the Company’s board of directors increased the number of shares of common stock reserved for issuance under the ESPP by 384,739 and 632,075 respectively. The Company has issued 73,073 shares of common stock under the ESPP as of December 31, 2022.

The number of shares available for grant under the Company's incentive plans were as follows:

	Existing	New
	Plan	Plan	Total
Available for grant - January 1, 2021	—	2,941,509	2,941,509
Plan adjustments and amendments	(250,778)	1,685,712	1,434,934
Grants	—	(3,192,600)	(3,192,600)
Forfeitures	250,778	217,480	468,258
Available for grant - December 31, 2021	—	1,652,101	1,652,101
Plan adjustments and amendments	—	1,923,697	1,923,697
Grants	—	(4,775,676)	(4,775,676)
Forfeitures	—	2,267,560	2,267,560
Available for grant - December 31, 2022	—	1,067,682	1,067,682

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

During the year ended December 31, 2022, options to purchase 4,775,676 shares of common stock under the New Plan were awarded with a weighted-average grant date fair value per share of $3.07. The stock options vest over one to four years and have a ten-year contractual term.

The following weighted-average assumptions were used to estimate the fair value of stock options granted during the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Risk-free interest rate	2.95%	0.84%
Expected dividend yield	—	—
Expected term (in years)	6.1	6.0
Expected volatility	78%	75%

Taysha Gene Therapies, Inc.

Notes to Consolidated Financial Statements

The following table summarizes stock option activity during the years ended December 31, 2022 and 2021:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Stock	Exercise	Contractual	Value
	Options	Price	Life (in years)	(in thousands)
Outstanding at January 1, 2021	674,842	$20.68	9.8	$3,953
Options granted	3,192,600	24.99	—	—
Options cancelled or forfeited	(217,480)	26.07	—	—
Outstanding at December 31, 2021	3,649,962	$24.13	9.2	$—
Options granted	4,775,676	4.48	—	—
Options cancelled or forfeited	(2,048,192)	15.25	—	—
Options expired	(219,368)	24.36	—	—
Outstanding at December 31, 2022	6,158,078	$11.84	8.9	$62
Options exercisable at December 31, 2022	1,225,613	$24.88	7.3	$—

The aggregate intrinsic value in the above table is calculated as the difference between the fair value of the Company’s common stock as of December 31, 2022 and the exercise price of the stock options. As of December 31, 2022, the total unrecognized compensation related to unvested stock option awards granted was $26.4 million, which the Company expects to recognize over a weighted-average period of approximately 2.5 years. No stock options were exercised during the period.

Restricted Stock Units

On September 2, 2020, the Company issued 331,121 RSUs to an employee under the Existing Plan; 25% of the shares of common stock underlying the RSUs vest at each anniversary over a four-year period. The RSUs are subject to a service-based vesting condition. The Company at any time may accelerate the vesting of the RSUs. Such shares are not accounted for as outstanding until they vest. As of December 31, 2022, the total unrecognized compensation related to unvested RSUs granted, including the remaining compensation cost associated with the RSUs granted on September 2, 2020 in exchange for the Cancelled Options, was $6.4 million which is expected to be amortized on a straight-line basis over a weighted-average period of approximately 1.5 years.

The Company's default tax withholding method for RSUs is the sell-to-cover method, in which shares with a market value equivalent to the tax withholding obligation are sold on behalf of the holder of the RSUs upon vesting and settlement to cover the tax withholding liability and the cash proceeds from such sales are remitted by the Company to taxing authorities.

The Company’s RSU activity for the year ended December 31, 2022 and 2021 was as follows:

		Weighted
		Average
		Grant Date
	Number	Fair Value
	of Shares	per Share
Nonvested at January 1, 2021	2,850,053	$6.37
Restricted units granted	—	—
Vested	(712,510)	6.37
Cancelled or forfeited	(250,778)	5.25
Nonvested at December 31, 2021	1,886,765	$6.52
Restricted units granted	—	—
Vested	(628,921)	6.52
Cancelled or forfeited	—	—
Nonvested at December 31, 2022	1,257,844	$6.52

Restricted Stock Awards

RA Session II, the Company’s former President and Chief Executive Officer, was awarded 769,058 RSAs under the Existing Plan on July 1, 2020, which are expected to vest over a three-year term, subject to continuous employment. As of December 31, 2022, the total unrecognized compensation related to unvested RSAs granted was $0.4 million which is expected to be amortized on a straight-line basis over a weighted average period of approximately 0.2 years. The fair value of these RSAs at the grant date of July 1, 2020 was $5.28 per share.

Taysha Gene Therapies, Inc.

Notes to Consolidated Financial Statements

The Company’s RSA activity for the year ended December 31, 2022 and 2021 was as follows:

		Weighted
		Average
		Grant Date
	Number	Fair Value
	of Shares	per Share
Nonvested at January 1, 2021	769,058	$5.28
Restricted stock granted	—	—
Vested	(427,083)	5.28
Nonvested at December 31, 2021	341,975	$5.28
Restricted stock granted	—	—
Vested	(256,481)	5.28
Nonvested at December 31, 2022	85,494	$5.28

Employee Stock Purchase Plan

In February 2022, the Company’s board of directors authorized the first offering under the ESPP. Under the ESPP, eligible employees may purchase shares of Taysha common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods. An employee’s payroll deductions under the ESPP are limited to 15% of the employee’s compensation and employees may not purchase more than 1,800 of shares of Taysha common stock during any offering period. During the year ended December 31, 2022, stock-based compensation expense related to the ESPP was not material.

During the year ended December 31, 2022, $0.2 million of stock-based compensation expense was capitalized as part of construction in progress (see Note 3). The following table summarizes the total remaining stock-based compensation expense for the stock options, RSAs and RSUs recorded in the consolidated statements of operations for the years ended December 31, 2022 and 2021 (in thousands):

	For the Year Ended December 31,
	2022	2021
Research and development expense	$7,608	$8,286
General and administrative expense	10,435	9,898
Total	$18,043	$18,184

Note 9—Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Since the Company had a net loss in the periods presented, basic and diluted net loss per common share are the same.

The following table represents the calculation of basic and diluted net loss per common share for the years ended December 31, 2022 and 2021, respectively (in thousands, except share and per share data):

	For the Year Ended December 31,
	2022	2021
Net loss	$(166,014)	$(174,523)
Weighted-average shares of common stock outstanding used to compute net loss per common share, basic and diluted	43,952,015	37,650,566
Net loss per common share, basic and diluted	$(3.78)	$(4.64)

The following common stock equivalents outstanding as of December 31, 2022 and 2021, respectively, were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti‑dilutive:

	December 31, 2022	December 31, 2021
Unvested RSUs	1,257,844	1,886,765
Unvested RSAs	85,494	341,975
Stock options	6,158,078	3,649,962
Total	7,501,416	5,878,702

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

On March 27, 2020, the CARES Act, an economic relief package in response to the COVID-19 pandemic, was signed into law. The CARES Act contains several corporate income tax provisions, including making remaining alternative minimum tax credits immediately refundable; providing a 5-year carryback of NOL carryforwards generated in tax years 2018, 2019, and 2020, and removing the 80% taxable income limitation on utilization of those NOLs if carried back to prior tax years or utilized in tax years beginning before 2021; and temporarily liberalizing the interest deductibility rules under Section 163(j) of the Tax Cuts and Jobs Act, by raising the adjusted taxable income limitation from 30% to 50% for tax years 2019 and 2020 and giving taxpayers the election of using 2019 adjusted taxable income for purposes of computing 2020 interest deductibility. The CARES Act did not have a material effect on the realizability of deferred income tax assets or tax expense in 2022 or 2021.

Beginning in 2022, the 2017 Tax Cuts and Jobs Act amended Section 174 to eliminate current-year deductibility of research and experimentation (R&E) expenditures and software development costs (collectively, R&E expenditures) and instead require taxpayers to charge their R&E expenditures to a capital account amortized over five years (15 years for expenditures attributable to R&E activity performed outside the United States). The Company generated a deferred tax asset for capitalized R&E expenditures for the year ended December 31, 2022 which is fully offset by a valuation allowance.

On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or the Inflation Act, into law. The Inflation Act contains certain tax measures, including a corporate alternative minimum tax of 15% on some large corporations and an excise tax of 1% on corporate stock buy-backs. The various provisions of the Inflation Act do not have a material impact on the Company’s consolidated financial statements.

The effective tax rate of the Company's provision (benefit) for income taxes differs from the federal statutory rate as follows:

	For the Year Ended December 31,
	2022	2021
Statutory rate	21.00%	21.00%
State tax	0.25%	0.20%
Research and development tax credits	4.91%	7.68%
Other permanent differences	(0.55)%	(1.12)%
Change in valuation allowance	(25.61)%	(27.76)%
Income tax provision (benefit)	0.00%	0.00%

Deferred tax assets and valuation allowance

Deferred tax assets reflect the tax effects of NOLs, tax credit carryovers, and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2022 and 2021, the significant components of the Company’s net deferred tax assets and liabilities are as follows (in thousands):

Taysha Gene Therapies, Inc.

Notes to Consolidated Financial Statements

	For the Year Ended December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$45,609	$37,005
Tax credit carryforwards	23,216	14,813
Accruals and reserves	689	1,467
Other	1	103
Intangibles	4,607	4,169
Non-qualified stock options	3,647	674
R&E expenditures	15,563	—
Lease liabilities	4,574	—
Right-of-use asset impairments	5,525	—
Total deferred tax assets	103,431	58,231
Deferred tax liabilities
Right-of-use assets	(2,308)	—
Fixed assets	(47)	—
Total deferred tax liabilities	(2,355)	—
Valuation allowance	(101,076)	(58,231)
Net deferred taxes	$—	$—

The valuation allowance is equal to the total net deferred tax asset amounts as of December 31, 2022 and 2021. ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is "more likely than not." Realization of the future tax benefits is dependent on the Company's ability to generate sufficient taxable income within the carryforward period. Because of the Company's recent history of operating losses, management believes that recognition of the deferred tax assets net of liabilities arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance.

The valuation allowance increased by $42.8 million during the year ended December 31, 2022 and by $48.4 million during the year ended December 31, 2021.

As of December 31, 2022, there were net federal operating losses of $216.3 million, state operating losses of $4.5 million, federal tax credit carryforward of $30.2 million, and state tax credit carryforward of $1.3 million. The net operating losses and state tax credit carryforward do not expire. As of December 31, 2021, there were net federal operating losses of $175.6 million, state operating losses of $4.1 million, federal tax credit carryforward of $19.0 million, and state tax credit carryforward of less than $1.0 million. The federal tax credit carryforward will expire in 2040. The Company files federal, foreign and state income tax returns and, in the normal course of business, the Company is subject to examination by these taxing authorities. All periods since Inception are subject to examination by these taxing authorities, where applicable. There are currently no pending income tax examinations.

Pursuant to Section 382 of the Internal Revenue Code, certain substantial changes in the Company's ownership may result in a limitation on the amount of NOL carryforwards and tax credit carryforwards that may be used in future years. Utilization of the NOL and tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of NOL and tax credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. The Company has completed a study to assess whether an ownership change has occurred through December 31, 2022. Based on this analysis, several ownership changes were identified in 2020. As a result of the ownership changes, there were no NOLs or research credits being permanently limited. As of December 31, 2022, there are $2.9 million of gross NOLs that are however subject to an annual limitation. The Company could experience additional ownership changes subsequent to December 31, 2022, which may result in additional limitations on the utilization of NOL carryforwards and credits.

Note 11—Commitments and Contingencies

Litigation

The Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims. From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.

Taysha Gene Therapies, Inc.

Notes to Consolidated Financial Statements

Commitments

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. The Company’s maximum exposure under these arrangements is unknown at December 31, 2022. The Company does not anticipate recognizing any significant losses relating to these arrangements.

Note 12— Strategic Reprioritization

In March 2022, the Company implemented changes to the Company’s organizational structure as well as a broader operational cost reduction plan to enable the Company to focus on specific clinical-stage programs for GAN and Rett syndrome. Substantially all other research and development activities have been paused to increase operational efficiency.

In connection with prioritization of programs, the Company reduced headcount by approximately 35% across all functions in March 2022. In accordance with ASC 420, Exit and Disposal Activities, the Company recorded one-time severance and termination-related costs of $2.6 million in the consolidated statements of operations for the year ended December 31, 2022, primarily within research and development expenses. In December 2022, the Company further reduced headcount and recorded additional one-time severance and termination related costs of $1.5 million within research and development and general and administrative expenses. The Company expects payment of these costs to be complete by December 31, 2023. The amount of accrued severance recorded as of December 31, 2022 is as follows (amounts in thousands):

As of December 31, 2022
Accrued severance recorded	$4,035
Severance paid	(2,572)
Accrued severance balance	$1,463

Note 13 – Retirement Plan

In July 2021, the Company adopted a 401(k) retirement savings plan that provides retirement benefits to all full-time employees. Eligible employees may contribute a percentage of their annual compensation, subject to Internal Revenue Service limitations. The Company contributed $0.7 million and $0.4 million to the 401(k) retirement savings plan for the years ended December 31, 2022 and 2021, respectively.

Note 14—Subsequent Events

In February 2023, the Company granted options to purchase an aggregate of approximately 1.2 million shares of its common stock at an exercise price of $1.18 per share, and also granted approximately 0.2 million restricted stock units. These equity awards generally vest over a four year period and are subject to service-based vesting conditions. Certain awards contain performance conditions tied to the development of the Rett program, as well as market conditions tied to the appreciation of the Company’s stock price by December 31, 2023.

On January 12, 2023, the Company and Suyash Prasad, the Company’s Chief Medical Officer, mutually agreed to Dr. Prasad’s separation from the Company, effective immediately. In connection with Dr. Prasad’s separation from the Company, the Company intends to enter into a separation agreement (the “Separation Agreement”) with Dr. Prasad that will provide for the terms of Dr. Prasad’s separation from employment. Such Separation Agreement has not yet been finalized.

On December 16, 2022, RA Session II, the former President and Chief Executive Officer of the Company, resigned from his operating role, effective immediately. At such time, Mr. Session remained a member of the Board. In connection with his resignation, Mr. Session and the Company entered into the Separation Agreement, dated as of March 7, 2023, providing for the terms of Mr. Session’s separation from employment with the Company. Under the Separation Agreement, the Company has agreed to provide Mr. Session with salary continuation payments, in an aggregate amount equal to his annualized base salary payable on the Company’s regular payroll commencing on the first payroll run occurring on or after March 15, 2023, and continuing for 12 months thereafter, less all applicable taxes and withholdings. The Separation Agreement contains mutual releases, subject to customary exceptions, and mutual covenants not to disparage.

In connection with Mr. Session’s execution of the Separation Agreement, on March 7, 2023 the Compensation Committee of the Board awarded Mr. Session vested RSU's in respect of 251,296 shares of the Company’s common stock, which replaced a prior stock option award of 199,500 shares that was canceled.

Taysha Gene Therapies, Inc.

Notes to Consolidated Financial Statements

On March 2, 2023, Mr. Session notified the Board of his resignation from the Board and all committees thereof effective immediately. Mr. Session’s decision to leave the Board was not the result of any disagreement between the Company and Mr. Session on any matter relating to the Company’s operations, policies or practices.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Form 10-K was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Management conducted an assessment of our internal control over financial reporting based on the framework established in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2022, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2023 annual meeting of stockholders, or the Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2022, under the captions “Information Regarding the Board of Directors and Corporate Governance,” “Election of Directors” and “Executive Officers” and is incorporated herein by reference.

We have adopted the Taysha Code of Business Conduct and Ethics that applies to all officers, directors and employees. The Code of Business Conduct and Ethics is available on our website at www.tayshagtx.com. If we make any substantive amendments to the Code of Business Conduct and Ethics or grants any waiver from a provision of the Code to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website.

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

Financial Statements

The following report and financial statements of the Company are included in this Annual Report on Form 10-K:

•
Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)
•
Consolidated Balance Sheets
•
Consolidated Statements of Operations
•
Consolidated Statements of Stockholders’ Equity (Deficit)
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

10.18

First Amendment to Lease Agreement, dated December 14, 2021, by and between Pegasus Park, LLC and the Company (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K (File No. 001-39536), filed with the Securities and Exchange Commission on March 31, 2022).

10.19

Amendment No. 1 to Sales Agreement, dated March 30, 2022, by and among the Company, Goldman Sachs & Co. LLC, SVB Securities LLC and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K (File No. 001-39536), filed with the Securities and Exchange Commission on March 31, 2022).

10.20

Option Agreement, by and between the Company and Astellas, dated October 21, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39536), filed with the Securities and Exchange Commission on October 31, 2022).

10.21

Securities Purchase Agreement, by and between the Company and Astellas, dated October 21, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39536), filed with the Securities and Exchange Commission on October 31,2022).

10.22

Registration Rights Agreement, by and between the Company and Astellas, dated October 21, 2022 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-39536), filed with the Securities and Exchange Commission on October 31,2022).

10.23*+	Executive Employment Agreement, effective as of December 30, 2022, by and between the Company and Sean Nolan.
10.24*+	Executive Employment Agreement, effective as of December 30, 2022, by and between the Company and Sukumar Nagendran.
10.25*+	Executive Separation Agreement, effective as of March 7, 2022, by and between the Company and RA Session II.
23.1*	Consent of Deloitte & Touche LLP
24.1*	Power of Attorney (included on signature page)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*##	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*##	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within Inline XBRL document)

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

TAYSHA GENE THERAPIES, INC.

Date: March 28, 2023	By:	/s/ Sean Nolan
Sean Nolan Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Sean Nolan and Kamran Alam, jointly and severally, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K of Taysha Gene Therapies, Inc., and any or all amendments thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that said attorneys-in-fact and agents, or his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sean Nolan	Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2023
Sean Nolan

/s/ Kamran Alam	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 28, 2023
Kamran Alam

/s/ Phillip B. Donenberg	Director	March 28, 2023
Phillip B. Donenberg

/s/ Paul B. Manning	Director	March 28, 2023
Paul B. Manning

/s/ Sukumar Nagendran, M.D.	Director	March 28, 2023
Sukumar Nagendran, M.D.

/s/ Kathleen Reape, M.D.	Director	March 28, 2023
Kathleen Reape, M.D.

/s/ Laura Sepp-Lorenzino, Ph.D.	Director	March 28, 2023
Laura Sepp-Lorenzino, Ph.D.