Form 10-K/A
period 2022-12-31
Taysha Gene Therapies, Inc.
filed 2023-04-27
CIK 1806310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
Amendment No. 1

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number
001-39536

Taysha Gene Therapies, Inc.
(Exact name of Registrant as specified in its Charter)

Delaware	84-3199512
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3000 Pegasus Park Dr. Ste 1430 Dallas, Texas	75247
(Address of principal executive offices)	(Zip Code)
(214)
612-0000
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.00001 per share	TSHA	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☐    No  ☒

Auditor Firm:	Auditor Firm ID:	Auditor Location:
Deloitte & Touche LLP	34	Dallas, Texas
As of June 30, 2022, the aggregate market value of the common stock of the registrant held by non-affiliates
was approximately: $91,978,421.
As of April 24, 2023, the registrant had 64,178,567 shares of common stock, $0.00001 par value
per share, outstanding.

EXPLANATORY NOTE
Taysha Gene Therapies, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form
10-K
for the year ended December 31, 2022 (the “Amendment”), as filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2023 (the “Original Filing”), solely for the purposes of amending and supplementing Part III of the Annual Report on Form
10-K.
The Part III information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form
10-K,
which permits the information in the above referenced items to be incorporated in the Form
10-K
by reference from the Company’s definitive proxy statement if such statement is filed no later than 120 days after the Company’s fiscal year-end.
The information required by Items
10-14
of Part III is no longer being incorporated by reference to the proxy statement relating to the Company’s 2023 Annual Meeting of Shareholders (the “Annual Meeting”). The reference on the cover of the Original Filing to the incorporation by reference to portions of the Company’s definitive proxy statement into Part III of the Original Filing is hereby deleted. This Amendment is not intended to update any other information presented in the Original Filing. In addition, as required by Rule
12b-15
promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation
S-K,
paragraphs 3, 4, and 5 of the certifications have been omitted.
In this Amendment, unless the context requires otherwise, all references to “we,” “our,” “us,” “Taysha” and the “Company” refer to Taysha Gene Therapies, Inc.

FORM 10-K/A

Amendment No. 1

i

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth the names, ages and positions of our executive officers and directors (ages as of April 15, 2023):

Name	Age	Position
Sean P. Nolan	55	Chief Executive Officer, Chair of the Board of Directors
Sukumar Nagendran	57	President, Head of Research and Development, Director
Kamran Alam	45	Chief Financial Officer
Kathleen Reape, M.D.	57	Director
Laura Sepp-Lorenzino, Ph.D.	62	Director
Paul B. Manning	67	Director
Phillip B. Donenberg	62	Director

Executive Officers

Sean P. Nolan has served as our Chief Executive Officer since December 2022 and as the Chairman of our Board of Directors since March 2020. He has served as the President of Nolan Capital, LLC, an investment fund, since October 2019. Mr. Nolan most recently served as President, Chief Executive Officer and a member of the board of directors of AveXis, Inc., a publicly traded gene therapy company, from 2015 to May 2018 until its acquisition by Novartis International AG. Mr. Nolan has served on the board of directors of Ventas, Inc., a publicly traded healthcare real estate investment trust company, since July 2019 and previously served on the board of directors of Neoleukin Therapeutics, Inc., a publicly traded biopharmaceutical company, from 2015 to June 2020. Mr. Nolan has served on the board of directors of Social Capital Suvretta Holdings Corp. II, a special purpose acquisition company, since September 2021. Mr. Nolan serves on the board of directors of several privately held companies including Chairman of Encoded Therapeutics and Affinia Therapeutics, and Executive Chairman of Jaguar Gene Therapy, LLC and Istari Oncology. Since February 2022, Mr. Nolan is an advisor to the Goldman Sachs Life Sciences Fund. Mr. Nolan earned a B.S. in biology from John Carroll University. Our Board of Directors believes that Mr. Nolan is qualified to serve as a director based on his role as our Chief Executive Officer and his more than 30 years of broad leadership and management experience in the biopharmaceutical industry.

Sukumar Nagendran, M.D. has served as our President and Head of Research and Development since December 2022 and as a member of our Board of Directors since July 2020. Dr. Nagendran previously served as President, Research and Development and Chief Medical Officer at Jaguar Gene Therapy, LLC, from February 2020 to December 2022. Dr. Nagendran has served on the board of directors of Solid Biosciences Inc., a publicly traded life sciences company, since September 2018 and currently serves as an advisor to Encoded Therapeutics, Inc., a biotechnology company. He previously served on the board of directors of Health Sciences Acquisition Corp., a special purpose acquisition company, from March 2019 to December 2019 prior to its merger with Immunovant, Inc. Dr. Nagendran most recently served as Senior Vice President and Chief Medical Officer of AveXis, Inc., a publicly traded gene therapy company, from 2015 to May 2018. Dr. Nagendran earned a B.A. from Rutgers University and an M.D. from the University of Medicine and Dentistry of New Jersey and trained in Internal Medicine at Mayo Clinic in Rochester, Minnesota. Our Board of Directors believes that Dr. Nagendran is qualified to serve as a director based upon his more than 30 years of experience with gene therapy development and clinical development strategy.

Kamran Alam has served as our Chief Financial Officer since August 2020. Mr. Alam previously served as Senior Vice President, Finance and Principal Financial Officer of Rocket Pharmaceuticals, Inc., a biopharmaceutical company, from October 2019 to July 2020 and as Vice President, Finance at AveXis, Inc., a publicly traded gene therapy company, from April 2016 to October 2019. From 2013 to April 2016, he held positions of increasing responsibility at Aptinyx Inc., a publicly traded biopharmaceutical company, where at the time of his departure he was a Senior Director, Finance and Accounting. Mr. Alam is a Certified Public Accountant and earned a B.B.A. from the Ross School of Business at University of Michigan and an M.B.A. in finance from the Kelley School of Business at Indiana University.

Non-Employee Directors

Phillip B. Donenberg has served as a member of our Board of Directors since August 2020. Mr. Donenberg served as Senior Vice President and Chief Financial Officer of Jaguar Gene Therapy, LLC, a privately held early-stage gene therapy company, from February 2020 to March 2023. Mr. Donenberg has served on the board of directors and as chairman of the audit committee of AVROBIO, Inc., a publicly traded gene therapy company, since June 2018. Previously, Mr. Donenberg served as Chief Financial Officer and Senior Vice President of Assertio Therapeutics, Inc., a pharmaceutical company, from July 2018 to November 2018. He served as Senior Vice President and Chief Financial Officer of AveXis, Inc., a publicly traded gene therapy company, from 2017 to June 2018 and as Vice President, Corporate Controller from 2016 to 2017. Mr. Donenberg earned a B.S. in accountancy from the University of Illinois Champaign-Urbana College of Business and is a Certified Public Accountant. Our Board of Directors believes that Mr. Donenberg is qualified to serve as a director based on his financial expertise and his experience as a director and executive of companies in the biotechnology and pharmaceutical industries.

Paul B. Manning has served as a member of our Board of Directors since March 2020. Mr. Manning currently serves as the Chief Executive Officer of PBM Capital Group, LLC, a private equity investment firm in the business of investing in healthcare and life-science related companies, which he founded in 2010. Mr. Manning has served as interim Chief Executive Officer of SalioGen Therapeutics, Inc., a private biopharmaceutical company, since November 2022. Mr. Manning currently serves as Chairman of the board of directors of Verrica Pharmaceuticals Inc., a publicly traded biopharmaceutical company, and on the boards of directors of Liquidia Corporation, a publicly traded biopharmaceutical company, and Candel Therapeutics, Inc., a publicly traded biopharmaceutical company. Additionally, he previously served on the boards of directors of Dova Pharmaceuticals, Inc., a publicly traded biopharmaceutical company, from 2016 to November 2019 and AveXis, Inc., a publicly traded gene therapy company, from 2014 to May 2018. Mr. Manning earned a B.S. in microbiology from the University of Massachusetts. Our Board of Directors believes that Mr. Manning is qualified to serve as a director based upon his more than 30 years of managerial and operational experience in the healthcare industry and as an investor in healthcare-related companies.

Kathleen Reape, M.D. has served as a member of our Board of Directors since November 2020. Dr. Reape has served as the Chief Development Officer of Akouos, Inc., a publicly traded gene therapy company, since May 2021. She served as Chief Medical Officer of Spark Therapeutics, Inc. from September 2018 to March 2020 and as the Head of Clinical Research and Development from 2016 to September 2018. Dr. Reape received both her undergraduate and M.D. degrees from the University of Pennsylvania and completed her internship and residency at the University of Florida and University of Medicine and Dentistry of New Jersey. Our Board of Directors believes that Dr. Reape is qualified to serve as a director based upon her extensive experience in gene therapy and clinical research and development as well as her involvement with the regulatory approval of products, including small molecules, biologics, biosimilars and therapeutic devices. Immediately prior to the conclusion of the Annual Meeting, Dr. Reape will resign as a Class III director of our Board of Directors, and our Board has approved her appointment as a Class I director effective immediately prior to the conclusion of the Annual Meeting. Dr. Reape has notified the Board of Directors of her intention to resign from the Board in November 2023 in accordance with the governance guidelines of her employer and not as a result of any disagreement with the Company.

Laura Sepp-Lorenzino, Ph.D. has served as a member of our Board of Directors since November 2020. She has served as Executive Vice President, Chief Scientific Officer of Intellia Therapeutics, Inc., a publicly traded biotechnology company, since May 2019. From 2017 to May 2019, Dr. Sepp-Lorenzino served as Vice President, Head of Nucleic Acid Therapies at Vertex Pharmaceuticals, Inc., a publicly traded biopharmaceutical company. She served as Vice President, Entrepreneur-in-Residence at Alnylam Pharmaceuticals, Inc., a publicly traded biopharmaceutical company, from 2014 to 2017. Dr. Sepp-Lorenzino earned a professional degree in biochemistry from the Universidad de Buenos Aires in Argentina and an M.S. and Ph.D. in biochemistry from New York University. Our Board of Directors believes that Dr. Sepp-Lorenzino is qualified to serve as a director based upon her extensive experience in research and development of nucleic acid therapies.

There are no family relationships among any of our current directors or executive officers.

Audit Committee and Audit Committee Financial Expert

The Audit Committee of the Board of Directors was established by the Board in accordance with Section 3(a)(58)(A) of the Exchange Act to oversee the Company’s corporate accounting and financial reporting processes and audits of its financial statements. The Audit Committee is currently composed of three directors: Phillip B. Donenberg, Kathleen Reape and Laura Sepp-Lorenzino.

The Board of Directors reviews the Nasdaq listing standards definition of independence for Audit Committee members on an annual basis and has determined that all members of the Company’s Audit Committee are independent (as independence is currently defined in Rule 5605(c)(2)(A)(i) and (ii) of the Nasdaq listing standards).

The Board of Directors has also determined that Mr. Donenberg qualifies as an “audit committee financial expert,” as defined in applicable SEC rules. The Board made a qualitative assessment of Mr. Donenberg’s level of knowledge and experience based on a number of factors, including his formal education, that he is a Certified Public Accountant and his experience as a chief financial officer for public reporting companies.

Stockholder Communications with the Board

The Board has adopted a formal process by which stockholders may communicate with the Board or any of its directors. Stockholders who wish to communicate with the Board may do so by sending written communications addressed to the Board or the director in care of Taysha Gene Therapies, Inc., 3000 Pegasus Park Drive, Suite 1430, Dallas, Texas 75247, Attn: Corporate Secretary. Each communication must set forth the name and address of the stockholder on whose behalf the communication is sent and the number and class of shares of our stock that are owned beneficially by the stockholder as of the date of the communication.

These communications will be reviewed by our Corporate Secretary, who will determine whether they should be presented to the Board. The purpose of this screening is to allow the Board to avoid having to consider communications that contain advertisements or solicitations or are unduly hostile, threatening or similarly inappropriate. All communications directed to the Compliance Officer in accordance with our Whistleblower Policy for Accounting and Auditing Matters that relate to questionable accounting or auditing matters involving our company will be promptly and directly forwarded to the Audit Committee.

Code of Business Conduct and Ethics

The Company has adopted the Taysha Code of Business Conduct and Ethics that applies to all officers, directors and employees. The Code of Business Conduct and Ethics is available on our website at www.tayshagtx.com. If the Company makes any substantive amendments to the Code of Business Conduct and Ethics or grants any waiver from a provision of the Code to any executive officer or director, the Company will promptly disclose the nature of the amendment or waiver on its website.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based on a review of the copies of such reports filed on the SEC’s EDGAR system and written representations that no other reports were required, during the fiscal year ended December 31, 2022, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with; except that a late Form 4 was filed on behalf of RA Session II reporting the grant of an option to purchase 199,500 shares of common stock awarded in the discretion of the Compensation Committee for 2021 performance, which was due November 14, 2022 but was filed on December 23, 2022.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information regarding compensation awarded to, earned by and paid to our named executive officers with respect to the years ended December 31, 2022 and 2021.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Option Awards(1) ($)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation		Total
Sean Nolan Chief Executive Officer and Director (3)	2022	25,000	—		1,800,276		74,000	(4)	1,899,276
RA Session II Former President, Chief Executive Officer and Director (5)	2022	537,939	271,400	(7)	1,153,690		173	(6)	1,963,202
	2021	542,800	—		4,028,250		150	(6)	4,571,200
Kamran Alam Chief Financial Officer	2022	401,700	156,000	(7)	498,215	136,578	9,330	(8)	1,201,823
	2021	390,000	—		1,412,006		5,515	(8)	1,807,521
Sukumar Nagendran, MD President and Head of Research and Development (9)	2022	23,542	—		1,285,910		54,093	(4)	1,363,545

(1)

This column reflects the aggregate grant date fair value of option awards granted during the year measured pursuant to ASC Topic 718, the basis for computing stock-based compensation in our financial statements. This calculation assumes that the named executive officer will perform the requisite service for the award to vest in full as required by SEC rules. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The significant factors and assumptions incorporated in the Black-Scholes-Merton model used to estimate the value of the options are described in Note 8 to our consolidated financial statements included in our Annual Report on Form 10-K (File No. 001-39536) filed with the SEC on March 28, 2023. These amounts do not reflect the actual economic value that will be realized by the named executive officer upon vesting of the stock options, the exercise of the stock options or the sale of the common stock underlying such stock options.

(2)	See “—Narrative to Summary Compensation Table—Non-Equity Incentive Plan Compensation” below for a description of the material terms of the program pursuant to which this compensation was awarded.
(3)

Mr. Nolan’s service with us commenced in December 2022. The 2022 salary reported reflects the pro rata portion of Mr. Nolan’s annual salary of $600,000 earned during 2022 from commencement of his employment through December 31, 2022. Mr. Nolan was not a named executive officer for 2021, and as a result, his compensation for that year has been omitted pursuant to applicable SEC rules and regulations.

(4)	Represents fees earned as a director prior to such executive’s appointment as an executive officer in December 2022.
(5)

Mr. Session ceased serving as our President and Chief Executive Officer in December 2022 and as a member of our Board of Directors in March 2023. Mr. Session did not receive any additional compensation in his capacity as a director in 2022 or 2021. The 2022 salary reported reflects the pro rata portion of Mr. Session’s annual salary of $542,800 earned during 2022 through the date on which his service with us as President and Chief Executive Officer concluded.

(6)	Represents life insurance premiums for employee benefit.
(7)

On November 10, 2022, the Compensation Committee approved discretionary performance bonuses, with respect to overall corporate and individual executive achievements in 2021, of $271,400 and $156,000 for each of Messrs. Session and Alam, respectively. With respect to Mr. Session’s performance bonus, the Compensation Committee offered Mr. Session the opportunity, and Mr. Session elected, to receive his bonus in the form of an option to purchase 199,500 shares of our common stock. On March 6, 2023, upon mutual agreement, the option was cancelled and replaced with an award of 251,296 vested shares of the Company’s common stock.

(8)	Represents Company matching contributions to benefit plans (e.g., company 401(k) matching) and life insurance premiums for employee benefit.
(9)

Dr. Nagendran’s service with us commenced in December 2022. The 2022 salary reported reflects the pro rata portion of Dr. Nagendran’s annual salary of $565,000 earned during 2022 from commencement of his employment through December 31, 2022. Dr. Nagendran was not a named executive officer for 2021, and as a result, his compensation for that year has been omitted pursuant to applicable SEC rules and regulations.

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

Annual Base Salary

We have entered into employment agreements with each of our named executive officers that establish annual base salaries, which are generally determined, approved and reviewed periodically by our Compensation Committee in order to compensate our named executive officers for the satisfactory performance of duties to the Company. Annual base salaries are intended to provide a fixed component of compensation to our named executive officers, reflecting their expertise, experience, knowledge, roles and responsibilities. Base salaries for our named executive officers have generally been set at levels deemed necessary to attract and retain individuals with superior talent. Merit-based increases to salaries are based on management’s assessment of the named executive officer’s individual performance.

With respect to the year ended December 31, 2022, the Compensation Committee approved a base salary of $401,700 for Mr. Alam and determined to not approve changes to the base salaries for Mr. Nolan or Dr. Nagendran.

Bonus

On November 10, 2022, the Compensation Committee approved discretionary performance bonuses, with respect to overall corporate and individual executive achievements in 2021, of $271,400 and $156,000 for each of Messrs. Session and Alam, respectively. With respect to Mr. Session’s performance bonus, the Compensation Committee offered Mr. Session the opportunity, and Mr. Session elected, to receive his bonus in the form of an option to purchase 199,500 shares of our common stock. As originally granted, 25% of the total number of shares underlying the option would vest and become exercisable on November 10, 2023 and the remainder would vest and become exercisable in 36 equal monthly installments thereafter, subject to Mr. Session’s continuous service through each applicable vesting date. On March 6, 2023, upon mutual agreement, the option was cancelled and replaced with an award of 251,296 vested shares of the Company’s common stock.

Non-Equity Incentive Plan Compensation

Our named executive officers are eligible to receive annual incentive compensation based on the satisfaction of individual and corporate performance objectives established by the Board of Directors. Each named executive officer has a target annual incentive opportunity, calculated as a percentage of annual base salary, and may earn more or less than the target amount based on our company’s and his individual performance. For 2022, the target annual incentive opportunities as a percentage of base salary for our named executive officers were 50% for Mr. Session and 40% for Mr. Alam. The amounts of any annual incentives earned are determined after the end of the year, based on the achievement of the designated corporate and individual performance objectives, and may be paid in cash or equity. The Compensation Committee determined that the percentage attainment of our corporate goals for 2022 was 85% and approved an individual performance achievement payout for Mr. Alam in the amount reflected in the column of the Summary Compensation Table above entitled “Non-Equity Incentive Plan Compensation.” The Compensation Committee used its discretion to award such annual incentive compensation to Mr. Alam as follows, each awarded under the Company’s 2020 Stock Incentive Plan on February 2, 2023:

Option to Purchase Shares of Common Stock	Restricted Stock Unit (“RSU”)	Grant Date Fair Value
49,846(1)	24,923(2)	$136,578

(1)

(a) 24,923 shares underlying this option are subject to time-based vesting wherein 25% of the shares shall vest and become exercisable on February 2, 2024 and the remainder shall vest and become exercisable in 36 equal monthly installments thereafter, (b) 12,461 shares underlying this option shall vest upon the achievement of the closing price of the Company’s common stock on Nasdaq of at least $4.00 per share on or before December 31, 2023, and (c) the remaining shares underlying this option shall vest only upon the achievement of certain clinical trial milestones, in each case subject to Mr. Alam’s continuous service through each applicable vesting date.

(2)

(a) 12,461 shares underlying this RSU shall vest 25% on each of February 2, 2024, February 2, 2025, February 2, 2026 and February 2, 2027 (b) 6,230 shares underlying this RSU shall vest upon the achievement of the closing price of the Company’s common stock on Nasdaq of at least $4.00 per share on or before December 31, 2023, and (c) the remaining shares underlying this RSU shall vest only upon the achievement of certain clinical trial milestones, in each case subject to Mr. Alam’s continuous service through each applicable vesting date.

Mr. Session was not eligible to receive annual incentive compensation for 2022 as his employment ended in December 2022. Pursuant to their respective executive compensation agreements, Mr. Nolan and Dr. Nagendran did not become eligible for an annual discretionary bonus until calendar year 2023.

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

On February 23, 2022, the Compensation Committee granted options to purchase 217,850 and 80,000 shares of our common stock to each of Messrs. Session and Alam, respectively, at a per-share exercise price of $5.96. Each option vested and became exercisable as to 25% of the total number of shares underlying the option on February 23, 2023, and the remainder will vest and become exercisable in 36 substantially equal monthly installments thereafter, subject to each named executive officer’s continuous service to us through each applicable vesting date.

On April 6, 2022, the Compensation Committee granted options to purchase 40,000 shares of our common stock to Mr. Alam at a per-share exercise price of $6.52. The option vested and became exercisable as to 25% of the total number of shares underlying the option on April 6, 2023 and the remainder will best and become exercisable in 36 equal monthly installments thereafter, subject to Mr. Alam’s continuous service to us through each applicable vesting date.

Mr. Nolan and Dr. Nagendran’s service with us commenced in December 2022. In connection with their service as non-employee directors prior to their respective appointments, on June 17, 2022 Mr. Nolan and Dr. Nagendran each received a grant of options to purchase 15,500 shares of common stock at a per-share exercise price of $2.81. The shares shall vest on the earlier of June 17, 2023 and the Annual Meeting. In accordance with their respective employment agreements, on December 30, 2022 the Compensation Committee granted Mr. Nolan and Dr. Nagendran options to purchase 1,106,131 and 790,093 shares of common stock at a per-share exercise price of $2.26. 25% of the shares subject to each option vest on December 16, 2023, and the remaining shares vest in 36 equal monthly installments thereafter, subject to each named executive officer’s continuous service to us through each applicable vesting date.

Outstanding Equity Awards as of December 31, 2022

The following table sets forth certain information about outstanding equity awards granted to our named executive officers that were outstanding as of December 31, 2022. All awards listed in the below table were granted under our 2020 Stock Incentive Plan, with the exception of the April 2020 award to Mr. Session, which was granted under our 2020 Equity Incentive Plan.

	Option Awards							Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)(1)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(2)

Sean Nolan	9/23/2020	23,250	7,750	(3)	20.00	9/22/2030
	6/17/2021	15,500			25.04	6/16/2031
	6/17/2022		15,500	(4)	2.81	6/16/2032
	12/30/2022		1,106,131	(5)	2.26	12/29/2032
RA Session II(6)	4/1/2020							85,494	(7)	193,216
	1/19/2021	95,689	104,011	(8)	31.00	1/18/2031	(6)
	2/23/2022		217,850	(9)	5.96	2/22/2032	(6)
	11/10/2022		199,500	(10)	1.95	11/9/2032	(10)
Kamran Alam	09/23/2020							165,561	(11)	374,168
	01/19/2021	33,541	36,459	(8)	31.00	1/18/2031
	02/23/2022		80,000	(9)	5.96	2/22/2032
	04/6/2022		40,000	(12)	6.52	4/5/2032
Sukumar Nagendran	9/2/2020	4,936	3,235	(13)	14.90	9/2/2030
	09/23/2020	23,250	7,750	(3)	20.00	9/23/2030
	6/17/2021	15,500			25.04	6/16/2031
	6/17/2022		15,500	(4)	2.81	6/16/2032
	12/30/2022		790,093	(5)	2.26	12/29/2032

(1)

All of the option awards listed in the table were granted with a per share exercise price equal to or above the estimated fair market value of our common stock on the date of grant. The fair market value of one share of common stock is determined to be equal to the closing price of our common stock on the Nasdaq Global Market on the date of grant (or the closing price on the last preceding date for which such quotation exists).

(2)	The market value of our common stock is based on the closing price of our common stock on the Nasdaq Global Market on December 31, 2022.
(3)	The shares underlying the option vest and become exercisable in 36 equal monthly installments, subject to the named executive officer’s continuous service through each applicable vesting date.
(4)	The shares underlying the option vest on the earlier of June 17, 2023 and the Annual Meeting, subject to the named executive officer’s continuous service through each applicable vesting date.
(5)

25% of the total number of shares underlying the option shall vest and become exercisable on December 16, 2023 and the remainder shall vest and become exercisable in 36 equal monthly installments thereafter, subject to the named executive officer’s continuous service through each applicable vesting date.

(6)

Mr. Session ceased serving as our President and Chief Executive Officer in December 2022 and as a member of our Board of Directors in March 2023. Pursuant to the terms of his separation agreement, all equity awards ceased vesting upon his departure from the Board of Directors. Pursuant to the terms of our 2020 Stock Incentive Plan, (i) Mr. Session may exercise outstanding options for a period of three months following cessation of his continuous service with the Company, and (ii) unvested portions of any restricted stock awards held by Mr. Session were forfeited.

(7)

The shares underlying this restricted common stock award vested, with respect to 33% of the award on April 1, 2021, and the remaining shares vest in 24 equal monthly installments, subject to Mr. Session’s continuous service through each applicable vesting date. See Note 6 regarding Mr. Session’s outstanding equity awards.

(8)

25% of the total number of shares underlying the option vested and became exercisable on January 19, 2022 and the remainder shall vest and become exercisable in 36 equal monthly installments thereafter, subject to the named executive officer’s continuous service through each applicable vesting date. See Note 6 regarding Mr. Session’s outstanding equity awards.

(9)

25% of the total number of shares underlying the option vested and became exercisable on February 23, 2023 and the remainder shall vest and become exercisable in 36 equal monthly installments thereafter, subject to the named executive officer’s continuous service through each applicable vesting date. See Note 6 regarding Mr. Session’s outstanding equity awards.

(10)

On November 10, 2022, the Compensation Committee in its discretion approved a $271,400 performance bonus for Mr. Session. The Compensation Committee offered Mr. Session the opportunity to receive his bonus in the form of an option to purchase 199,500 shares of the Company’s common stock. As originally granted, 25% of the total number of shares underlying the option would vest and become exercisable on November 10, 2023 and the remainder would vest and become exercisable in 36 equal monthly installments thereafter, subject to Mr. Session’s continuous service through each applicable vesting date. On March 6, 2023, upon mutual agreement, the option was cancelled and replaced with an award of 251,296 vested shares of the Company’s common stock.

(11)

The shares underlying the restricted stock unit vest in four equal annual installments on each of August 17, 2021, August 17, 2022, August 17, 2023 and August 17, 2024, subject to the named executive officer’s continuous service as of each such vesting date.

(12)

25% of the total number of shares underlying the option vested and became exercisable on April 6, 2023 and the remainder shall vest and become exercisable in 36 equal monthly installments thereafter, subject to the named executive officer’s continuous service through each applicable vesting date.

(13)

25% of the total number of shares underlying the option vested and became exercisable on July 28, 2021, with the remaining shares vesting in equal monthly installments thereafter, subject to the named executive officer’s continuous service through each applicable vesting date.

Retirement Benefits and Other Compensation

Our named executive officers did not participate in, or otherwise receive any benefits under, any pension, retirement or deferred compensation plan sponsored by us during 2022 other than our 401(k) plan described below. During 2022, our named executive officers were eligible to participate in our employee benefit plans on the same basis offered to our employees generally, including health insurance and group life insurance benefits.

We maintain a 401(k) plan that is intended to qualify as a tax-qualified plan under Section 401 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, which our named executive officers are eligible to participate in on the same basis as our other employees. Eligible employees may make voluntary contributions from their eligible pay, up to certain applicable annual limits set by the Code. The 401(k) plan is intended to be qualified under Section 401(a) of the Code with the 401(k) plan’s related trust intended to be tax exempt under Section 501(a) of the Code. We may make discretionary matching contributions of 100% of employee contributions, up to an annual maximum of 3% of eligible compensation per calendar year for each employee. We generally do not provide perquisites or personal benefits except in very limited circumstances, and we did not provide any perquisites to our named executive officers in 2022.

Employment Agreements with our Named Executive Officers

Employment Agreement with Mr. Nolan

We have entered into an executive employment agreement with Mr. Nolan, which reflects an initial annual base salary of $600,000, which is subject to adjustment at the discretion of the Board of Directors, and an annual bonus target equal to 60% of Mr. Nolan’s base salary to be awarded based upon the achievement of individual and company performance goals as determined by our Board of Directors.

Pursuant to the executive employment agreement, if we terminate Mr. Nolan’s employment without “Cause,” or if Mr. Nolan terminates his employment for “Good Reason” (each, as defined in the executive employment agreement), he will be entitled to continued payment of his base salary for twelve (12) months and payment or reimbursement of COBRA premiums for twelve (12) months or, if earlier, the date when he becomes eligible for substantially equivalent health insurance coverage in connection with new employment. Such severance benefits are conditioned upon Mr. Nolan’s execution of and compliance with an effective and irrevocable general release, compliance with certain non-competition and non-solicitation obligations, resignation from all positions with us and return of all our property. The executive employment agreement further provides that Mr. Nolan is entitled to severance benefits described in “—Potential Payments Upon Termination or Change in Control” below.

Amended and Restated Employment Agreement with Mr. Session

We previously entered into an amended and restated executive employment agreement with Mr. Session, which reflected an initial annual base salary of $542,800, which was subject to adjustment at the discretion of our Board of Directors, and an annual bonus target equal to 50% of Mr. Session’s annual base salary, which was to be awarded based upon the achievement of individual and company performance goals as determined by our Board of Directors.

Pursuant to the amended and restated executive employment agreement, if we had terminated Mr. Session’s employment without “Cause,” or if Mr. Session had terminated his employment for “good reason” (each, as defined in the executive employment agreement), he would have been entitled to continued payment of his base salary for 12 months and his then-outstanding equity awards would have vested in full. Such severance and acceleration benefits were conditioned upon Mr. Session’s execution of and compliance with an effective and irrevocable general release, compliance with certain non-competition and non-solicitation obligations, resignation from all positions with us and return of all our property.

Separation Agreement with Mr. Session

On December 16, 2022, Mr. Session, resigned from his operating role, effective immediately. In connection with his resignation, we entered into a separation agreement with Mr. Session, dated as of March 7, 2023 (the “Separation Agreement”), providing for the terms of Mr. Session’s separation from employment with the Company. Under the Separation Agreement, we have agreed, provided that Mr. Session does not revoke the Separation Agreement, to provide Mr. Session with the following separation payments and benefits (i) salary continuation payments, in an aggregate amount equal to his annualized base salary as of the Separation Date payable on the Company’s regular payroll commencing on the first payroll run occurring on or after March 15, 2023, and continuing for 12 months thereafter, less all applicable taxes and withholdings; and (ii) subject to Mr. Session’s election of COBRA, payment of the premiums for group health and/or dental insurance coverage under COBRA until the earlier of (a) December 31, 2023, (b) the date on which Mr. Session becomes eligible to receive group health insurance coverage through another employer, or (c) the date Mr. Session to be eligible for COBRA continuation coverage for any reason. The Separation Agreement contains mutual releases, subject to customary exceptions, and mutual covenants not to disparage.

In connection with Mr. Session’s execution of the Separation Agreement, the Compensation Committee awarded Mr. Session 251,296 vested shares of the Company’s common stock, which replaced the canceled award of an option to purchase 199,500 shares of the Company’s common stock.

Amended and Restated Offer Letter with Mr. Alam

We have entered into an amended and restated offer letter with Mr. Alam. The amended and restated offer letter reflects an initial annual base salary of $390,000, which is subject to adjustment at the discretion of our Board of Directors, and an annual bonus target equal to 40% of Mr. Alam’s annual base salary to be awarded based upon the achievement of individual and company performance goals as determined by our Board of Directors.

Pursuant to the amended and restated offer letter, if we terminate Mr. Alam’s employment without “Cause,” or if Mr. Alam terminates his employment for “good reason” (each, as defined in the amended and restated offer letter), he will be entitled to continued payment of his base salary for 12 months. Such severance benefits are conditioned upon the Mr. Alam’s execution of and compliance with an effective and irrevocable general release, compliance with certain non-competition and non-solicitation obligations, resignation from all positions with us and return of all our property. The amended and restated offer letter further provides that Mr. Alam is entitled to the severance benefits described in “—Potential Payments Upon Termination or Change in Control” below.

Employment Agreement with Sukumar Nagendran, M.D.

We have entered into an executive employment agreement with Dr. Nagendran, which reflects an initial annual base salary of $565,000, which is subject to adjustment at the discretion of the Board of Directors, and an annual bonus target equal to 50% of Dr. Nagendran’s base salary to be awarded based upon the achievement of individual and company performance goals as determined by our Board of Directors.

Pursuant to the executive employment agreement, if we terminate Dr. Nagendran’s employment without “Cause,” or if Dr. Nagendran terminates his employment for “Good Reason” (each, as defined in the executive employment agreement), he will be entitled to continued payment of his base salary for twelve (12) months and payment or reimbursement of COBRA premiums for twelve (12) months or, if earlier, the date when he becomes eligible for substantially equivalent health insurance coverage in connection with new employment. Such severance benefits are conditioned upon Dr. Nagendran’s execution of and compliance with an effective and irrevocable general release, compliance with certain non-competition and non-solicitation obligations, resignation from all positions with us and return of all our property. The executive employment agreement further provides that Dr. Nagendran is entitled to severance benefits described in “—Potential Payments Upon Termination or Change in Control” below.

Potential Payments Upon Termination or Change in Control

Each of our named executive officers is eligible to receive severance benefits under the terms of our Change in Control Severance Plan adopted by the Board of Directors in September 2020.

The Change in Control Severance Plan provides for severance benefits upon a “covered termination” that occurs during a “change in control period” (each as described below). Upon a covered termination that occurs during a change in control period, participants will be entitled to a lump sum payment equal to the participant’s base salary for a specified period (18 months for Mr. Nolan, 15 months for Dr. Nagendran and 12 months Mr. Alam), a lump sum payment equal to a multiple of the participant’s target annual bonus (150% for Mr. Nolan and 100% for each of Dr. Nagendran and Mr. Alam), payment of continued group health benefits for a period of months (18 months for Mr. Nolan, 15 months for Dr. Nagendran and 12 months for Mr. Alam) and full accelerated vesting of all outstanding equity awards (including performance-based awards, which shall vest at 100% of target).

All severance benefits under the Change in Control Severance Plan are subject to the participant’s execution of an effective release of claims against the company and compliance with the terms of any confidential information agreement, proprietary information and inventions agreement and any other agreement between the participant and the Company. For purposes of the Change in Control Severance Plan, a “covered termination” is a termination of employment by the Company without “Cause,” as defined in the Change in Control Severance Plan, or as a result of the participant’s resignation for “good reason,” as defined in the Change in Control Severance Plan, in either case, not as a result of death or disability. For purposes of the Change in Control Severance Plan, a “change in control period” is the period of time beginning on the date on which a “change in control,” as defined in the 2020 Stock Incentive Plan, becomes effective (or, in the case of Mr. Nolan and Dr. Nagendran, the period beginning three months prior to the date on which a change in control becomes effective) and ending on the first anniversary of the effective date of such change in control.

Non-Employee Director Compensation

The following table shows for the fiscal year ended December 31, 2022 certain information with respect to the compensation of our non-employee directors. RA Session II, our former President and Chief Executive Officer, was also a member of our Board of Directors during fiscal year 2022 but did not receive any additional compensation for service as a director. Compensation information for Sean Nolan and Sukumar Nagendran is set forth in “Executive Compensation” above.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)(2)	Total ($)
Phillip B. Donenberg	55,000	29,140	84,140
Paul B. Manning	43,000	29,140	72,140
Kathleen Reape, M.D.	43,076	29,140	72,216
Laura Sepp-Lorenzino, Ph.D.	44,538	29,140	73,678

(1)

The amounts disclosed represent the aggregate grant date fair value of the stock options granted under our 2020 Stock Incentive Plan, computed in accordance with ASC Topic 718. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The significant factors and assumptions incorporated in the Black-Scholes-Merton model used to estimate the value of the options are described in Note 8 to our consolidated financial statements included in our Annual Report on Form 10-K (File No. 001-39536) filed with the SEC on March 28, 2023. This amount does not reflect the actual economic value that may be realized by such director.

(2)	The table below shows the aggregate number of option awards outstanding for each of our directors who is not a named executive officer, as of December 31, 2022:

Name	Number of Outstanding Options
Phillip B. Donenberg	70,171
Paul B. Manning	62,000
Kathleen Reape, M.D.	62,000
Laura Sepp-Lorenzino, Ph.D.	62,000

Narrative to Director Compensation Table

Our Board of Directors has adopted a Non-Employee Director Compensation Policy, pursuant to which each of our directors who is not an employee or consultant of our company is eligible to receive compensation for service on our Board of Directors and committees of our Board of Directors.

Each eligible director will receive an annual cash retainer of $35,000 for serving on our Board of Directors, and the independent chairperson of the Board of Directors will receive an additional annual cash retainer of $30,000 for his or her service. The chairperson of the Audit Committee and the chairperson of the Clinical and Science Committee of our Board of Directors will be entitled to an additional annual cash retainer of $15,000, the chairperson of the Compensation Committee of our Board of Directors will be entitled to an additional annual cash retainer of $10,000 and the chairperson of the Nominating and Corporate Governance Committee of our Board of Directors will be entitled to an additional annual cash retainer of $8,000. The members of the Audit Committee and the members of the Clinical and Science Committee of our Board of Directors will be entitled to an additional annual cash retainer of $7,500, the members of the Compensation Committee of our Board of Directors will be entitled to an additional annual cash retainer of $5,000 and the members of the Nominating and Corporate Governance Committee of our Board of Directors will be entitled to an additional annual cash retainer of $4,000; however, in each case such cash retainer is payable only to members who are not the chairperson of such committee.

In addition, upon the pricing of our initial public offering, each eligible director was granted a non-statutory stock option to purchase 31,000 shares of our common stock at the initial public offering price under our 2020 Stock Incentive Plan, with the shares vesting in 36 equal monthly installments, subject to continued service as a director through each vesting date. Each new eligible director who joins our Board of Directors will be granted a non-statutory stock option to purchase 31,000 shares of our common stock under our 2020 Stock Incentive Plan, with the shares vesting in 36 equal monthly installments, subject to continued service as a director through each vesting date.

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

The exercise price per share of each stock option granted under the Non-Employee Director Compensation Policy will be equal to the closing price of our common stock on the Nasdaq Global Select Market on the date of grant. Each stock option will have a term of ten years from the date of grant, subject to earlier termination in connection with a termination of the eligible director’s continuous service with us (provided that upon a termination of service other than for death, disability or cause, the post-termination exercise period will be 12 months from the date of termination).

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of the Company’s common stock as of April 15, 2023 by: (i) each director and nominee for director; (ii) each of the executive officers named in the Summary Compensation Table; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its common stock.

	Beneficial Ownership(1)
Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Greater than 5% stockholders
RA Session II(2)	9,861,494	15.3%
Astellas Gene Therapies, Inc. (3)	7,266,342	11.3%
Paul B. Manning(4)	6,994,166	10.9%
FMR LLC(5)	3,204,922	5.0%
Named Executive Officers and Directors
Sean P. Nolan(6)	1,135,326	1.8%
RA Session II(2)	9,861,494	15.3%
Kamran Alam(7)	178,059	*
Sukumar Nagendran, M.D.(8)	78,068	*
Phillip B. Donenberg(9)	51,672	*
Paul B. Manning(4)	6,994,166	10.9%
Kathleen Reape, M.D.(10)	41,333	*
Laura Sepp-Lorenzino, Ph.D.(11)	41,333	*
All current executive officers and directors as a group (7 persons)(12)	8,519,957	13.2%

*	Represents ownership of less than one percent.
(1)

This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 64,178,567 shares outstanding on April 15, 2023, adjusted as required by rules promulgated by the SEC. Except as otherwise noted below, the address for persons listed in the table is c/o Taysha Gene Therapies, Inc., 3000 Pegasus Park Drive, Suite 1430, Dallas, Texas 75247.

(2)

Consists of (a) 9,420,842 shares of common stock, (b) 141,090 shares of common stock held by the Session 2020 Annuity Trust I, of which Mr. Session is the trustee and has sole voting and investment power with respect to the shares held by such trust, (c) 141,090 shares of common stock held by the Session 2020 Annuity Trust II, of which Mr. Session is the trustee and has sole voting and investment power with respect to the shares held by such trust, and (d) 158,472 shares of common stock issuable upon the exercise of options exercisable within 60 days of April 15, 2023. Mr. Session ceased serving as our President and Chief Executive Officer in December 2022 and as a member of our Board of Directors in March 2023. Pursuant to the terms of his separation agreement, all equity awards ceased vesting upon his departure from the Board of Directors. Pursuant to the terms of our 2020 Stock Incentive Plan, Mr. Session may exercise outstanding options for a period of three months following cessation of his continuous service with the Company.

(3)

Astellas Gene Therapies, Inc., or Astellas, shares voting and investment power with respect to all shares of common stock it beneficially owns with Astellas Pharma, Inc., a company organized under the laws of Japan, and Astellas US Holding, Inc., a company incorporated under the laws of the State of Delaware. The address of the principal business office of Astellas Gene Therapies, Inc. is 225 Gateway Blvd., South San Francisco, California 94080.

(4)

Consists of (a) 1,500,000 shares of common stock, (b) 3,195,205 shares of common stock held by The Paul B. Manning Revocable Trust dated May 10, 2000, of which Mr. Manning is the trustee and has sole voting and investment power with respect to the shares held by such trust, (c) 2,091,704 shares of common stock held by BKB Growth Investments, LLC, (d) 142,202 shares of common stock held by Paul & Diane Manning JTWROS, (e) 22,000 shares of common stock held by BKB G2 Investments LLC and (f) 43,055 shares of common stock issuable upon the exercise of options exercisable within 60 days of April 15, 2023. Mr. Manning is a co-manager of Tiger Lily Capital, LLC, the manager of BKB Growth Investments, LLC and BKB G2 Investments LLC, and has shared voting and investment power with respect to the shares held by BKB Growth Investments, LLC and BKB G2 Investments LLC. The business address for each person and entity named in this footnote is 200 Garrett Street, Suite S, Charlottesville, Virginia 22902.

(5)

This information has been obtained from a Schedule 13G/A filed on February 9, 2023 by FMR LLC. Abigail P. Johnson is a director, the chairman, the chief executive officer and the president of FMR LLC. Members of the Johnson family, including Abigail P. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders of FMR LLC have entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC. FMR LLC has the sole voting power with respect to the shares. Both FMR LLC and Abigail P. Johnson may be considered to have sole investment power with respect to the shares. The business address for FMR LLC is 245 Summer Street, Boston, Massachusetts 02110.

(6)

Consists of (a) 1,091,101 shares of common stock held by Nolan Capital, LLC, (b) 1,170 shares of common stock held by Sean P. Nolan, individually and (c) 43,055 shares of common stock issuable upon the exercise of options exercisable within 60 days of April 15, 2023. Mr. Nolan is the President of Nolan Capital, LLC and has shared voting and investment power with respect to the shares held by Nolan Capital, LLC. The business address for each person and entity named in this footnote is 8 The Green, Ste. R, Dover, Delaware 19901.

(7)	Consists of (a) 100,560 shares of common stock and (b) 77,499 shares of common stock issuable upon the exercise of options exercisable within 60 days of April 15, 2023.
(8)	Consists of (a) 29,226 shares of common stock and (b) 48,842 shares of common stock issuable upon the exercise of options exercisable within 60 days of April 15, 2023.
(9)	Consists of (a) 3,000 shares of common stock and (b) 48,672 shares of common stock issuable upon the exercise of options exercisable within 60 days of April 15, 2023.
(10)	Consists of 41,333 shares of common stock issuable upon the exercise of options within 60 days of April 15, 2023.
(11)	Consists of 41,333 shares of common stock issuable upon the exercise of options exercisable within 60 days of April 15, 2023.
(12)	Consists of (a) 8,176,168 shares of common stock and (b) 343,789 shares of common stock issuable upon the exercise of options exercisable within 60 days of April 15, 2023.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information with respect to our equity incentive plans, which were our only equity compensation plans in effect as of December 31, 2022.

Name	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	7,415,922	(1)	9.83	(2)	673,666	(3)
Equity compensation plans not approved by security holders	—		—		—

Total	7,415,922		9.83		673,666

(1)	Consists of shares underlying options and restricted stock units granted pursuant to our 2020 Equity Incentive Plan and 2020 Stock Incentive Plan.
(2)

The weighted-average exercise price includes 1,257,844 shares included in column a that are issuable upon vesting of restricted stock units which have no exercise price. The weighted average exercise price of the outstanding options was $11.84 per share as of December 31, 2022.

(3)

Includes our 2020 Stock Incentive Plan and 2020 Employee Stock Purchase Plan. The number of shares of our common stock reserved for issuance under our 2020 Stock Incentive Plan automatically increases on January 1 of each year, continuing through and including January 1, 2030, by 5% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our Board of Directors. Pursuant to this provision, we added 3,160,375 shares of common stock that are available for issuance under the 2020 Stock Incentive Plan on January 1, 2023, which is not reflected in the table above. The number of shares of our common stock reserved for issuance under our 2020 Employee Stock Purchase Plan automatically increases on January 1 of each year, continuing through and including January 1, 2030, by 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our Board of Directors. Pursuant to this provision, we added 632,075 shares of common stock that are available for issuance under the 2020 Employee Stock Purchase Plan on January 1, 2023, which is not reflected in the table above. No shares have been issued under the 2020 Employee Stock Purchase Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Person Transactions Policy and Procedures

In September 2020, we adopted a related person transaction policy, which we amended in April 2022, that sets forth our procedures for the identification, review, consideration and approval or ratification of related person transactions. For purposes of our policy only, a related person transaction is a transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we and any related person are, were or will be participants in which the amount involved exceeds $120,000. Transactions involving compensation for services provided to us as an employee or director are not covered by this policy. A related person is any executive officer, director or beneficial owner of more than 5% of any class of our voting securities, including any of such person’s immediate family members and any entity owned or controlled by such person.

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

Certain Related Person Transactions

The following includes a summary of transactions since January 1, 2021 to which we have been a party, in which the amount involved in the transaction exceeded $120,000 and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our voting securities or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest. Other than described below, there have not been, nor are there currently any proposed, transactions or series of similar transactions to which we have been or will be a party other than compensation arrangements, which include equity and other compensation, termination, change in control and other arrangements, which are described under “Executive Compensation” and “Director Compensation.”

Our Relationship with UT Southwestern

In November 2019, we entered into a research, collaboration and license agreement (the “UT Southwestern Agreement”) with The University of Texas Southwestern Medical Center (“UT Southwestern”). We are also obligated to provide research and development funding pursuant to certain sponsored research agreements entered into beginning in April 2020 in connection with the UT Southwestern Agreement. We paid an aggregate of $8.2 million to UT Southwestern under the sponsored research agreements during the year ended December 31, 2021, during which time UT Southwestern was a beneficial owner of more than 5% of our capital stock. UT Southwestern was not a beneficial owner of more than 5% of our capital stock at any time during the year ended December 31, 2022.

In January 2021, we launched an innovation fund with UT Southwestern, pursuant to which we support UT Southwestern’s gene therapy discovery activities. We will have an exclusive option on new programs and intellectual property associated with, and arising from, the research conducted under this arrangement.

Astellas Transactions

Astellas is the beneficial owner of greater than 5% of our capital stock. On October 21, 2022, we entered into an Option Agreement (the “Option Agreement”) with Astellas (f/k/a Audentes Therapeutics, Inc. (d/b/a Astellas Gene Therapy)), granting Astellas an exclusive option to obtain exclusive, worldwide, royalty and milestone-bearing rights and licenses related to two of our clinical programs, TSHA-120 and TSHA-102. As partial consideration for the rights granted to Astellas under the Option Agreement, Astellas paid us a one-time payment in the amount of $20.0 million in November 2022.

Also on October 21, 2022, we entered into a securities purchase agreement (the “Securities Purchase Agreement”), with Astellas, pursuant to which we agreed to issue and sell to Astellas in a private placement (the “Private Placement”) an aggregate of 7,266,342 shares of our common stock for aggregate gross proceeds of approximately $30.0 million. The Private Placement closed on October 24, 2022. Pursuant to the Securities Purchase Agreement, in connection with the Private Placement, Astellas has the right to designate one individual to attend all meetings of the Board in a non-voting observer capacity.

October 2022 Public Offering

On October 26, 2022, we entered into an Underwriting Agreement (the “Underwriting Agreement”) with Goldman Sachs & Co. LLC (the “Underwriter”), to issue and sell 14,000,000 shares of our common stock in an underwritten public offering (the “Offering”). The offering price to the public was $2.00 per share and the Underwriter purchased the shares from us pursuant to the Underwriting Agreement at a price of $1.88 per share. The offering closed on October 31, 2022 and we received net proceeds of $26.0 million after deducting underwriting discounts, commissions and offering expenses. Entities affiliated with Mr. Manning, a member of our Board of Directors and a beneficial owner of greater than 5% of our capital stock, purchased 1,500,000 shares of our common stock in the Offering at the public offering price for an aggregate purchase price of $3.0 million.

Employment Arrangements

We have entered into employment agreements or offer letter agreements with certain of our executive officers and separation agreements with certain of our former executive officers. For more information regarding our employment agreements with our named executive officers, see “Executive Compensation—Employment Agreements with our Named Executive Officers.”

We also employ Patrick Nolan as our Business Development Manager. Patrick Nolan is the son of Sean P. Nolan, our Chief Executive Officer and Chairman of our Board of Directors. We paid total compensation for Patrick Nolan in an aggregate amount of $99,440 and $140,556 during the years ended December 31, 2022 and 2021.

Indemnification Agreements

We provide indemnification for our directors and executive officers so that they will be free from undue concern about personal liability in connection with their service to our company. Under our amended and restated bylaws, we are required to indemnify our directors and executive officers to the extent not prohibited under Delaware law. We have also entered into indemnity agreements with our executive officers and directors. These agreements provide, among other things, that we will indemnify the officer or director, under the circumstances and to the extent provided for in the agreement, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings to which he or she is or may be made a party by reason of his or her position as a director, officer or other agent of our company, and otherwise to the fullest extent permitted under Delaware law and our amended and restated bylaws.

Director Independence

As required under the Nasdaq Stock Market (“Nasdaq”) listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. Our Board of Directors consults with the Company’s counsel to ensure that the Board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of Nasdaq, as in effect from time to time.

Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and its independent auditors, the Board of Directors has affirmatively determined that the following three directors are independent directors within the meaning of the applicable Nasdaq listing standards: Phillip B. Donenberg, Kathleen Reape and Laura Sepp-Lorenzino. In making this determination, the Board concluded that none of these directors or nominees for director had a material or other disqualifying relationship with the Company.

We are not currently in compliance with the continued listing requirements as set forth in Nasdaq Listing Rule 5605(b)(1) regarding the composition of our Board because a majority of the board is not comprised of “independent directors.” We are relying on Nasdaq Listing Rule 5605(b)(1)(A), pursuant to which we must regain compliance with Nasdaq listing rules by having a board comprised of a majority of independent directors by the date of our 2023 Annual Meeting. We expect to regain compliance with Nasdaq Listing Rule 5605(b)(1) of the Nasdaq listing rules with respect to the composition of our Board within the cure period.

Audit Committee

The Audit Committee is currently composed of three directors: Phillip B. Donenberg, Kathleen Reape and Laura Sepp-Lorenzino. The Audit Committee met five times during fiscal year 2022. The Board has adopted a written Audit Committee charter that is available to stockholders on our website at www.tayshagtx.com.

The Board of Directors reviews the Nasdaq listing standards definition of independence for Audit Committee members on an annual basis and has determined that all members of the Company’s Audit Committee are independent (as independence is currently defined in Rule 5605(c)(2)(A)(i) and (ii) of the Nasdaq listing standards).

Compensation Committee

The Compensation Committee is currently composed of three directors: Phillip B. Donenberg, Paul B. Manning and Laura Sepp-Lorenzino. Except for Mr. Manning, all members of the Company’s Compensation Committee are independent (as independence is currently defined in Rule 5605(d)(2) of the Nasdaq listing standards). Although Mr. Manning is not an independent director, Section 5605(d)(2)(B) of the Nasdaq listing standards nonetheless permits the appointment of a non-independent director to the Compensation Committee if the Board, under exceptional and limited circumstances, determines that the non-independent director’s mentorship is required by the best interests of the Company and its stockholders. Based on Mr. Manning’s extensive experience with the Company and familiarity with the industry, the Board concluded that Mr. Manning’s appointment to, and membership on, the Compensation Committee was in the best interests of the Company and its stockholders. Further, a majority of the members of the Compensation Committee are independent directors. Mr. Manning will resign from the Compensation Committee once a suitable replacement can be appointed.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is currently composed of two directors: Paul B. Manning and Kathleen Reape. Mr. Manning will resign from the Nominating and Corporate Governance Committee once a suitable replacement can be appointed.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services

The following table represents aggregate fees billed to the Company for the fiscal years ended December 31, 2022 and 2021 by Deloitte & Touche LLP, the Company’s principal accountant.

	Fiscal Year Ended December 31,
	2022	2021
Audit Fees(1)	$1,027,254	$983,703
Audit-related Fees(2)	11,546	10,624
Tax Fees(3)	43,050	—
All Other Fees(4)	2,051	—

Total Fees	$1,083,901	$994,327

(1)

Audit fees consist of fees billed for professional services provided in connection with the audit of our annual consolidated financial statements, the review of our quarterly condensed consolidated financial statements and audit services that are normally provided by the independent registered public accounting firm in connection with regulatory filings, including registration statements for follow-on equity offerings.

(2)

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and not reported under “Audit Fees.”

(3)	Tax fees consist of fees for professional services related to an Internal Revenue Code Section 382 study.
(4)

All other fees consist of aggregate fees billed for products and services provided by our independent registered public accounting firm other than those disclosed above and consist of fees for accessing Deloitte’s online accounting research tool.

All fees described above were pre-approved by the Audit Committee.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

We have filed the following documents as part of this report.

Exhibit Index

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39536), filed with the Securities and Exchange Commission on September 29, 2020).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to the Company’s to the Company’s Registration Statement on Form S-1 (File No. 333-248559), filed with the Securities and Exchange Commission on September 17, 2020).

4.1	Amended and Restated Investors’ Rights Agreement, by and among the Company and certain of its stockholders, dated July 2, 2020 (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-248559), filed with the Securities and Exchange Commission on September 2, 2020)

4.2	Description of the Company’s Common Stock (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K (File No. 001-39536), filed with the Securities Exchange Commission on March 3, 2021.

10.1†	Research, Collaboration & License Agreement, by and between the Company and The Board of Regents of the University of Texas System on behalf of The University of Texas Southwestern Medical Center, dated as of November 19, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-248559), filed with the Securities and Exchange Commission on September 2, 2020).

10.2†	Amendment to Research, Collaboration & License Agreement, by and between the Registrant and The Board of Regents of the University of Texas System on behalf of The University of Texas Southwestern Medical Center, dated as of April 2, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-248559), filed with the Securities and Exchange Commission on September 2, 2020).

10.3†	License Agreement, by and between the Company and Queen’s University at Kingston, dated as of February 21, 2020 (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-248559), filed with the Securities and Exchange Commission on September 2, 2020).

10.4†#	License Agreement, by and between the Company and Abeona Therapeutics Inc., dated as of August 14, 2020 (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-248559), filed with the Securities and Exchange Commission on September 2, 2020).

10.5†#	License Agreement, by and between the Company and Abeona Therapeutics Inc., dated as of October 29, 2020 (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K (File No. 001-39536), filed with the Securities and Exchange Commission on March 2, 2021.

10.6+	2020 Equity Incentive Plan and Forms of Stock Option Grant Notice, Stock Option Agreement and Restricted Stock Award Grant Notice (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-248559), filed with the Securities and Exchange Commission on September 17, 2020).

10.7+	2020 Stock Incentive Plan and Forms of Stock Option Grant Notice, Stock Option Agreement, Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-248559), filed with the Securities and Exchange Commission on September 17, 2020).

10.8+	2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-248559), filed with the Securities and Exchange Commission on September 17, 2020).

10.9+	Form of Indemnification Agreement with Executive Officers and Directors ((incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-248559), filed with the Securities and Exchange Commission on September 17, 2020).

10.10+	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-248559), filed with the Securities and Exchange Commission on September 17, 2020).

10.11+	Change in Control Severance Plan and Form of Participation Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-248559), filed with the Securities and Exchange Commission on September 17, 2020).

10.12+	Amended and Restated Executive Employment Agreement, effective as of September 24, 2020, by and between the Company and RA Session II (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (File No. 001-39536), filed with the Securities and Exchange Commission on November 12, 2020).

10.13+	Amended and Restated Offer Letter, effective as of September 24, 2020, by and between the Company and Kamran Alam (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K (File No. 001-39536), filed with the Securities and Exchange Commission on March 3, 2021).

10.14+	Amended and Restated Offer Letter, effective as of September 24, 2020, by and between the Company and Suyash Prasad (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K (File No. 001-39536), filed with the Securities and Exchange Commission on March 3, 2021).

10.15	Lease, dated December 17, 2020, by and between Patriot Park Partners II, LLC and the Company (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K (File No. 001-39536), filed with the Securities and Exchange Commission on March 3, 2021).

10.16	Loan and Security Agreement, dated August 12, 2021, by and among the Company, the lenders party thereto from time to time and Silicon Valley Bank, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-39536), filed with the Securities and Exchange Commission on August 16, 2021).

10.17	Lease Agreement, dated January 8, 2021, by and between Pegasus Park, LLC and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-39536), filed with the Securities and Exchange Commission on August 16, 2021).

10.18	First Amendment to Lease Agreement, dated December 14, 2021, by and between Pegasus Park, LLC and the Company (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K (File No. 001-39536), filed with the Securities and Exchange Commission on March 31, 2022).

10.19	Amendment No. 1 to Sales Agreement, dated March 30, 2022, by and among the Company, Goldman Sachs & Co. LLC, SVB Securities LLC and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K (File No. 001-39536), filed with the Securities and Exchange Commission on March 31, 2022).

10.20	Option Agreement, by and between the Company and Astellas, dated October 21, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39536), filed with the Securities and Exchange Commission on October 31, 2022).

10.21	Securities Purchase Agreement, by and between the Company and Astellas, dated October 21, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39536), filed with the Securities and Exchange Commission on October 31, 2022).

10.22	Registration Rights Agreement, by and between the Company and Astellas, dated October 21, 2022 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-39536), filed with the Securities and Exchange Commission on October 31, 2022).

10.23+	Executive Employment Agreement, effective as of December 30, 2022, by and between the Company and Sean Nolan (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K (File No. 001-39536), filed with the Securities and Exchange Commission on March 28, 2023).

10.24+	Executive Employment Agreement, effective as of December 30, 2022, by and between the Company and Sukumar Nagendran (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K (File No. 001-39536), filed with the Securities and Exchange Commission on March 28, 2023).

10.25+	Executive Separation Agreement, effective as of March 7, 2022, by and between the Company and RA Session II (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K (File No. 001-39536), filed with the Securities and Exchange Commission on March 28, 2023).

23.1	Consent of Deloitte & Touche LLP (incorporated by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K (File No. 001-39536), filed with the Securities and Exchange Commission on March 28, 2023).

24.1	Power of Attorney (included on signature page) (incorporated by reference to Exhibit 24.1 to the Company’s Annual Report on Form 10-K (File No. 001-39536), filed with the Securities and Exchange Commission on March 28, 2023).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to the Company’s Annual Report on Form 10-K (File No. 001-39536), filed with the Securities and Exchange Commission on March 28, 2023).

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to the Company’s Annual Report on Form 10-K (File No. 001-39536), filed with the Securities and Exchange Commission on March 28, 2023).

31.3*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1##	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Company’s Annual Report on Form 10-K (File No. 001-39536), filed with the Securities and Exchange Commission on March 28, 2023).

32.2##	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the Company’s Annual Report on Form 10-K (File No. 001-39536), filed with the Securities and Exchange Commission on March 28, 2023).

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within Inline XBRL document)

*	Filed herewith.
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

TAYSHA GENE THERAPIES, INC.

Date: April 27, 2023	By:	/s/ Sean Nolan

Sean Nolan Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sean Nolan	Chief Executive Officer and Director (Principal Executive Officer)	April 27, 2023
Sean Nolan

/s/ Kamran Alam	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 27, 2023
Kamran Alam

*	Director	April 27, 2023
Phillip B. Donenberg

*	Director	April 27, 2023
Paul B. Manning

*	Director	April 27, 2023
Sukumar Nagendran, M.D.

*	Director	April 27, 2023
Kathleen Reape, M.D.

*	Director	April 27, 2023
Laura Sepp-Lorenzino, Ph.D.

* By:	/s/ Sean Nolan
Sean Nolan
Attorney-in-fact