Form 10-Q
period 2023-03-31
Taysha Gene Therapies, Inc.
filed 2023-05-11
CIK 1806310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 11, 2023, the registrant had 64,178,567 shares of common stock, $0.00001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Taysha Gene Therapies, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$63,425	$87,880
Prepaid expenses and other current assets	8,933	8,537
Total current assets	72,358	96,417
Restricted cash	2,637	2,637
Property, plant and equipment, net	14,642	14,963
Operating lease right-of-use assets	10,647	10,943
Other non-current assets	1,316	1,316
Total assets	$101,600	$126,276
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities
Accounts payable	$9,002	$10,946
Accrued expenses and other current liabilities	16,602	18,287
Deferred revenue	28,851	33,557
Total current liabilities	54,455	62,790
Term loan, net	38,161	37,967
Operating lease liability, net of current portion	19,928	20,440
Other non-current liabilities	4,004	4,130
Total liabilities	116,548	125,327
Commitments and contingencies - Note 11
Stockholders' (deficit) equity
Preferred stock, $0.00001 par value per share; 10,000,000 shares authorized and no shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, $0.00001 par value per share; 200,000,000 shares authorized and 63,473,349 and 63,207,507 issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	1	1
Additional paid-in capital	404,114	402,389
Accumulated deficit	(419,063)	(401,441)
Total stockholders’ (deficit) equity	(14,948)	949
Total liabilities and stockholders' (deficit) equity	$101,600	$126,276

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Taysha Gene Therapies, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Revenue	$4,706	$—
Operating expenses:
Research and development	12,514	38,182
General and administrative	8,751	11,469
Total operating expenses	21,265	49,651
Loss from operations	(16,559)	(49,651)
Other income (expense):
Interest income	319	14
Interest expense	(1,374)	(672)
Other expense	(8)	(8)
Total other expense, net	(1,063)	(666)
Net loss	$(17,622)	$(50,317)
Net loss per common share, basic and diluted	$(0.28)	$(1.32)
Weighted average common shares outstanding, basic and diluted	63,260,905	38,174,717

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Taysha Gene Therapies, Inc.

Condensed Consolidated Statements of Stockholders’ (Deficit) Equity

(in thousands, except share data)

(Unaudited)

For the Three Months Ended March 31, 2023

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2022	63,207,507	$1	$402,389	$(401,441)	$949
Stock-based compensation	—	—	1,675	—	1,675
Issuance of common stock upon release of restricted stock units, net	229,922	—	—	—	—
Issuance of common stock under ESPP	35,920	—	50	—	50
Net loss	—	—	—	(17,622)	(17,622)
Balance as of March 31, 2023	63,473,349	$1	$404,114	$(419,063)	$(14,948)

For the Three Months Ended March 31, 2022

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2021	38,473,945	$—	$331,032	$(235,649)	$95,383
Adjustment to beginning accumulated deficit from the adoption of ASC 842	—	—	—	222	222
Stock-based compensation	—	—	5,453	—	5,453
Net loss	—	—	—	(50,317)	(50,317)
Balance as of March 31, 2022	38,473,945	$—	$336,485	$(285,744)	$50,741

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Taysha Gene Therapies, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(17,622)	$(50,317)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	331	260
Research and development license expense	—	1,250
Stock-based compensation	1,675	5,329
Non-cash lease expense	300	309
Other	128	194
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(400)	271
Accounts payable	359	2,544
Accrued expenses and other liabilities	(250)	(779)
Deferred revenue	(4,706)	—
Net cash used in operating activities	(20,185)	(40,939)
Cash flows from investing activities
Purchase of research and development license	—	(3,000)
Purchase of property, plant and equipment	(3,900)	(8,427)
Net cash used in investing activities	(3,900)	(11,427)
Cash flows from financing activities
Payment of shelf registration costs	(387)	(151)
Proceeds from common stock issuances under ESPP	50	277
Other	(33)	(233)
Net cash used in financing activities	(370)	(107)
Net decrease in cash, cash equivalents and restricted cash	(24,455)	(52,473)
Cash, cash equivalents and restricted cash at the beginning of the period	90,517	151,740
Cash, cash equivalents and restricted cash at the end of the period	$66,062	$99,267
Cash and cash equivalents	63,425	96,630
Restricted cash	2,637	2,637
Cash, cash equivalents and restricted cash at the end of the period	$66,062	$99,267
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,125	$419
Supplemental disclosure of noncash investing and financing activities:
Property, plant and equipment in accounts payable and accrued expenses	112	4,513
Right-of-use assets obtained in exchange for lease liabilities	—	18,634
Offering costs not yet paid	—	21
Purchase of research and development license not yet paid	—	1,250

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

Sales Agreement

On October 5, 2021, the Company entered into a Sales Agreement (the “Sales Agreement”) with SVB Securities LLC (f/k/a SVB Leerink LLC) and Wells Fargo Securities, LLC (collectively, the “Sales Agents”), pursuant to which the Company may issue and sell, from time to time in its sole discretion, shares of its common stock having an aggregate offering price of up to $150.0 million through the Sales Agents. In March 2022, the Company amended the Sales Agreement to, among other things, include Goldman Sachs & Co. LLC as an additional Sales Agent. The Sales Agents may sell common stock by any method permitted by law deemed to be an “at-the-market offering” as defined in Rule 415(a)(4) of the Securities Act, including sales made directly on or through the Nasdaq Global Select Market or any other existing trade market for the common stock, in negotiated transactions at market prices prevailing at the time of sale or at prices related to prevailing market prices, or any other method permitted by law. The Sales Agents are entitled to receive 3.0% of the gross sales price per share of common stock sold under the Sales Agreement. In April 2022, the Company sold 2,000,000 shares of common stock under the Sales Agreement and received $11.6 million in net proceeds. No other shares of common stock have been issued and sold pursuant to the Sales Agreement as of March 31, 2023.

Liquidity and Going Concern

The accompanying condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Pursuant to ASC 205, Presentation of Financial Statements, the Company is required to and does evaluate at each annual and interim period whether there are conditions or events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. The Company concluded that there was insufficient funding available to allow the Company to fund its currently planned research and discovery programs for a period exceeding one year from the filing of those financial statements, and that those conditions raised substantial doubt about the Company’s ability to continue as a going concern.

In October 2022, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) and an option agreement (the “Option Agreement,” together with the Securities Purchase Agreement, the “Astellas Transactions”) with Audentes Therapeutics, Inc. (d/b/a Astellas Gene Therapy) (“Astellas”), pursuant to which the Company agreed to issue and sell 7,266,342 shares of its common stock for aggregate proceeds of $30.0 million and received a one-time payment in the amount of $20.0 million (the “Upfront Payment”), respectively, for total gross proceeds of $50.0 million. See Note 5 for additional information.

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

The Company has incurred operating losses since inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of March 31, 2023, the Company had an accumulated deficit of $419.1 million. Losses are expected to continue as the Company continues to invest in its research and development activities. Future capital requirements will depend on many factors, including the timing and extent of spending on research and development and the market acceptance of the Company’s products. The Company will need to obtain additional financing in order to complete clinical studies and launch and commercialize any product candidates for which it receives regulatory approval. There can be no assurance that such financing will be available or will be on terms acceptable to the Company.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States ("GAAP") as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X and are consistent in all material respects with those included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission ("SEC") on March 28, 2023 (the “2022 Annual Report”). In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The consolidated balance sheet as of December 31, 2022 is derived from audited financial statements, however, it does not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s 2022 Annual Report.

Principles of Consolidation

The accompanying interim condensed consolidated financial statements include the accounts of Taysha and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The most significant estimates and assumptions in the Company’s financial statements relate to the determination of the fair value of the common stock prior to the initial public offering (as an input into stock-based compensation), estimating manufacturing accruals and accrued or prepaid research and development expenses, the measurement of impairment of long-lived assets, and the allocation of consideration received in connection with the Astellas Transactions. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

Significant Accounting Policies

There have been no changes in the Company’s significant accounting policies as disclosed in Note 2 to the audited consolidated financial statements included in the 2022 Annual Report.

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

On December 31, 2022, the Company adopted ASU 2016-02 using the modified retrospective approach and utilizing the effective date as its date of initial application. The Company has retrospectively changed its previously issued condensed consolidated financial statements as of March 31, 2022 as presented within the Company's March 31, 2022 Quarterly Report on Form 10-Q to reflect the adoption of ASC 842 on January 1, 2022. The condensed consolidated financial statements for the three months ended March 31, 2022 presented herein differ from the Company's condensed consolidated financial statements included in the Company's March 31, 2022 Quarterly Report on Form 10-Q as those condensed consolidated financial statements were prepared using the former accounting standard referred to as ASC Topic 840, Leases.

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

The adoption of this standard resulted in the recognition of operating lease right-of-use assets and operating lease liabilities of $18.4 million and $19.1 million, respectively, on the Company’s condensed consolidated balance sheet at adoption relating to its operating leases. The lease liabilities were determined based on the present value of the remaining minimum lease payments. Upon adoption of ASC 842, the Company also (i) derecognized the build-to-suit lease asset of $26.3 million previously presented in property, plant and equipment, (ii) derecognized the build-to-suit lease liability of $26.5 million, and (iii) eliminated $0.7 million of deferred rent liabilities and tenant improvement allowances as of January 1, 2022 as these liabilities are reflected in the operating lease right-of-use assets. In adopting ASU 2016-02, the Company recorded a total one-time adjustment of $0.2 million to the opening balance of accumulated deficit as of January 1, 2022 related to the de-recognition of the build-to-suit lease asset and related build-to-suit lease obligation. The adoption did not have a material impact on accumulated deficit and on the condensed consolidated statements of operations and cash flows.

The following table summarizes the effect of the adoption of ASC 842 on the condensed consolidated statement of operation and statement of cash flows for the three months ended March 31, 2022 (in thousands):

	Pre ASC 842 Three Months Ended March 31, 2022	ASC 842 Adjustments	After ASC 842 Three Months Ended March 31, 2022
Condensed Consolidated Statements of Operations
Operating expenses:
Research and development	$37,799	$383	$38,182
Other income (expense):
Interest expense	(849)	177	(672)

Condensed Consolidated Statements of Cash Flows
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	$257	$3	$260
Non-cash lease expense	—	309	309
Changes in operating assets and liabilities:
Accrued expenses and other current liabilities	(538)	(241)	(779)
Cash flows from financing activities
Other	(368)	135	(233)
Supplemental disclosure of noncash investing and financing activities:
Right-of-use assets obtained in exchange for lease liabilities	—	18,634	18,634

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

Note 3—Balance Sheet Components

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Prepaid research and development	$4,710	$4,840
Prepaid clinical trial	2,568	2,119
Deferred offering costs	724	724
Prepaid insurance	373	388
Prepaid bonus	26	18
Other	532	448
Total prepaid expenses and other current assets	$8,933	$8,537

Property, plant and equipment, net consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Leasehold improvements	$2,091	$2,091
Laboratory equipment	2,868	2,868
Computer equipment	1,115	1,115
Furniture and fixtures	908	898
Construction in progress	9,633	9,633
	16,615	16,605
Accumulated depreciation	(1,973)	(1,642)
Property, plant and equipment, net	$14,642	$14,963

In November 2022, the Company recognized a non-cash impairment charge of $36.4 million for the manufacturing facility asset group, of which $26.3 million relates to construction in progress and finance lease right-of-use assets. The impairment charge was estimated using a discounted cash flow model and recorded in the consolidated statements of operations for the year ended December 31, 2022. Property, plant and equipment, net includes $1.2 million and $1.3 million of assets capitalized as finance leases as of March 31, 2023 and December 31, 2022, respectively.

Depreciation expense was $0.3 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively.

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Accrued research and development	$6,451	$8,190
Accrued severance	3,027	1,463
Accrued clinical trial	2,462	1,473
Lease liabilities, current portion	1,752	1,521
Accrued compensation	1,242	2,519
Accrued professional and consulting fees	866	390
Accrued property, plant and equipment	112	2,081
Other	690	650
Total accrued expenses and other current liabilities	$16,602	$18,287

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

The Company was not required to provide a security deposit in connection with its entry into the Durham Lease. The Company will be responsible for constructing interior improvements within the Facility. The Company was required to place $2.6 million in an escrow account which will be released when the improvements are substantially complete. The escrow funds are recorded as restricted cash on the condensed consolidated balance sheet as of March 31, 2023. The Durham Landlord has the right to terminate the Durham Lease upon specified events of default, including the Company’s failure to pay rent in a timely manner and upon the occurrence of certain events of insolvency with respect to the Company.

Summary of all lease costs recognized under ASC 842

The following table summarizes the lease costs recognized under ASC 842 and other information pertaining to the Company's operating leases for the three months ended March 31, 2023 and 2022 (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Operating lease cost	$708	$535
Variable lease cost	243	194
Total lease cost	$951	$729

Supplemental information related to the remaining lease term and discount rate are as follows:

	March 31, 2023	December 31, 2022
Weighted average remaining lease term (in years) - Finance leases	3.63	3.88
Weighted average remaining lease term (in years) - Operating leases	11.27	11.45

Weighted average discount rate - Finance leases	10.51%	10.51%
Weighted average discount rate - Operating leases	7.74%	7.72%

Supplemental cash flow information related to the Company's operating leases are as follows (in thousands):

	For the three months ended March 31,
	2023	2022
Operating cash flows for operating leases	$692	$363

As of March 31, 2023, future minimum commitments under ASC 842 under the Company's operating and finance leases were as follows (in thousands):

Year Ending December 31,	Operating	Finance
2023	$2,255	$341
2024	2,918	454
2025	3,021	454
2026	2,485	399
2027	2,577	—
Thereafter	19,721	—
Total lease payments	32,977	1,648
Less: imputed interest	(11,625)	(311)
Total lease liabilities	$21,352	$1,337
Lease liabilities, current	1,424	328
Lease liabilities, non-current	19,928	1,009
Total lease liabilities	$21,352	$1,337

In 2021, the Company signed a lease agreement pursuant to which the Company will lease equipment to generate its supply of electricity, which has not yet commenced for accounting purposes as of March 31, 2023. This lease agreement provides for total remaining lease payments of $3.5 million over the 10-year lease term, which is not included in the maturity table above.

Note 5—Astellas Agreements

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

To determine the standalone selling price ("SSP") of the Rett and GAN options, which the Company concluded to be material rights, the Company utilized the probability-weighted expected return (PWERM) method. The PWERM method contemplates the probability and timing of an option exercise. At contract inception, the Company estimated that the probability of exercise was 50% for each of the GAN and Rett options. The SSP of the Rett research and development activities was estimated using an expected cost plus margin approach. The standalone selling prices of the material rights and Rett research and development activities were then used to proportionately allocate the $36.1 million transaction price to the three performance obligations. The $36.1 million transaction price was recorded as deferred revenue on the condensed consolidated balance sheet at the inception of the Astellas Transactions.

The following table summarizes the allocation of the transaction price to the three performance obligations at contract inception:

Transaction Price Allocation
Option to obtain license for Rett	$5,485
Option to obtain license for GAN	2,317
Rett research and development activities	28,257
Total	$36,059

Revenue allocated to the material rights will be recognized at a point in time when each option period expires or when a decision is made by Astellas to exercise or not exercise each option. Revenue from the Rett research and development activities will be recognized as activities are performed using an input method, according to the costs incurred as related to the total costs expected to be incurred to satisfy the performance obligation. The transfer of control occurs over this time period and is a reliable measure of progress towards satisfying the performance obligation. Research and development services related to this performance obligation are expected to be completed by the first quarter of 2024.

During the three months ended March 31, 2023, there were no significant changes to the total estimated costs to be incurred to satisfy the performance obligation associated with the Rett research and development activities.

The Company recognized revenue of $4.7 million from Rett research and development activities for the three months ended March 31, 2023. The Company had $28.9 million of deferred revenue on the condensed consolidated balance sheet as of March 31, 2023. The Company will recognize revenues for these performance obligations as they are satisfied, which for the Rett research and development activities is expected to occur over a period of approximately 0.8 years.

Note 6—Loan with Silicon Valley Bank

On August 12, 2021 (the “Closing Date”), the Company entered into a Loan and Security Agreement (the “Term Loan Agreement”), by and among the Company, the lenders party thereto from time to time (the “Lenders”) and Silicon Valley Bank, as administrative agent and collateral agent for the Lenders (“Agent”). The Term Loan Agreement provides for (i) on the Closing Date, $40.0 million aggregate principal amount of term loans available through December 31, 2021, (ii) from January 1, 2022 until September 30, 2022, an additional $20.0 million term loan facility available at the Company’s option upon having three distinct and active clinical stage programs, determined at the discretion of the Agent, at the time of draw, (iii) from October 1, 2022 until March 31, 2023, an additional $20.0 million term loan facility available at the Company’s option upon having three distinct and active clinical stage programs, determined at the discretion of the Agent, at the time of draw and (iv) from April 1, 2023 until December 31, 2023, an additional $20.0 million term loan facility available upon approval by the Agent and the Lenders (collectively, the “Term

Loans”). The Company drew $30.0 million in term loans on the Closing Date and $10.0 million in term loans in December 2021. The Company did not draw on the two additional $20.0 million tranches prior to expiration on September 30, 2022 and March 31, 2023.

The interest rate applicable to the Term Loans is the greater of (a) the WSJ Prime Rate plus 3.75% or (b) 7.00% per annum. The Term Loans are interest only from the Closing Date through August 31, 2024, after which the Company is required to pay equal monthly installments of principal through August 1, 2026, the maturity date.

The Term Loans may be prepaid in full through August 12, 2023 with payment of a 1.00% prepayment premium, after which they may be prepaid in full with no prepayment premium. An additional final payment of 7.5% of the amount of Terms Loans advanced by the Lenders (“Exit Fee”) will be due upon prepayment or repayment of the Term Loans in full. The Exit Fee of $3.0 million was recorded as debt discount and has also been fully accrued within non-current liabilities as of March 31, 2023. The debt discount is being accreted using the effective interest method over the term of the Term Loans within interest expense in the condensed consolidated statements of operations.

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

The Term Loan Agreement also contains customary representations and warranties, and also includes customary events of default, including payment default, breach of covenants, change of control, and material adverse effects. The Company was in compliance with all covenants under the Term Loan Agreement as of March 31, 2023. Upon the occurrence of an event of default, a default interest rate of an additional 5% per annum may be applied to the outstanding loan balances, and the Lenders may declare all outstanding obligations immediately due and payable and exercise all of its rights and remedies as set forth in the Term Loan Agreement and under applicable law.

During the three months ended March 31, 2023, the Company recognized interest expense related to the Term Loan of $1.3 million.

Future principal debt payments on the loan payable as of March 31, 2023 are as follows (in thousands):

Year Ending December 31,
2023	$—
2024	6,667
2025	20,000
2026	13,333
Total principal payments	40,000
Unamortized debt discount	(1,839)
Term Loan, net	$38,161

On March 10, 2023, Silicon Valley Bank, based in Santa Clara, California, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. On March 27, 2023, First Citizens Bank purchased the remaining assets, deposits and loans of Silicon Valley Bank.

Note 7—Research, Collaboration and License Agreements

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

No additional milestone payments were made in connection with the Queen’s Agreement during the three months ended March 31, 2023.

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

In December 2021, a regulatory milestone was triggered in connection with this agreement and therefore the Company recorded $3.0 million within research and development expenses in the consolidated statements of operations for the year ended December 31, 2021. The milestone fee was paid in January 2022 and classified as an investing cash outflow in the condensed consolidated statements of cash flows for the three months ended March 31, 2022. No additional milestone payments were triggered in connection with this agreement during the three months ended March 31, 2023.

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

In March 2022, the Company’s clinical trial application ("CTA") filing for TSHA-102 for the treatment of Rett Syndrome was approved by Health Canada and therefore triggered a regulatory milestone payment in connection with this agreement. The Company recorded $1.0 million within research and development expenses in the condensed consolidated statements of operations for the three months ended March 31, 2022. The $1.0 million regulatory milestone fee was paid in July 2022. No additional milestone payments were made in connection with this agreement during the three months ended March 31, 2023.

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

Under the terms of the GAN Agreement, in exchange for granting the Company the exclusive worldwide rights to TSHA-120, HHF received an upfront payment of $5.5 million and will be eligible to receive clinical, regulatory and commercial milestones totaling up to $19.3 million, as well as a low, single-digit royalty on net sales upon commercialization of the product. No additional milestone payments were made in connection with the GAN Agreement during the three months ended March 31, 2023.

License Agreement for CLN7

In March 2022, the Company entered into a license agreement with UT Southwestern (the “CLN7 Agreement”) pursuant to which the Company obtained an exclusive worldwide, royalty-bearing license with right to grant sublicenses to develop, manufacture, use, and commercialize licensed products for gene therapy for CLN7, a form of Batten Disease. In connection with the CLN7 Agreement, the Company paid a one-time upfront license fee of $0.3 million. The Company recorded the upfront license fee in research and development expense in the condensed consolidated statements of operations since the acquired license does not have an alternative future use. The Company is obligated to pay UT Southwestern up to $7.7 million in regulatory-related milestones and up to $7.5 million in sales-related milestones, as well as a low, single-digit royalty on net sales upon commercialization of the product. No additional milestone payments were made in connection with this agreement during the three months ended March 31, 2023.

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

Furthermore, on September 16, 2020, the Company’s stockholders approved the Employee Stock Purchase Plan (“ESPP”), which became effective upon the execution of the underwriting agreement in connection with the IPO. The maximum number of shares of common stock that may be issued under the ESPP will not exceed 362,000 shares of common stock, plus the number of shares of common stock that are automatically added on January 1st of each year for a period of up to ten years, commencing on the first January 1 following the IPO and ending on (and including) January 1, 2030, in an amount equal to the lesser of (i) one percent (1.0%) of the total number of shares of capital stock outstanding on December 31st of the preceding calendar year, and (ii) 724,000 shares of common stock. No shares were added to the ESPP in 2021. On January 1, 2022 and 2023, the Company’s board of directors increased the number of shares of common stock reserved for issuance under the ESPP by 384,739 and 632,075 respectively. The Company has issued 108,993 shares of common stock under the ESPP as of March 31, 2023.

The number of shares available for grant under the Company's incentive plans were as follows:

	Existing	New
	Plan	Plan	Total
Available for grant - December 31, 2022	—	1,067,682	1,067,682
Plan adjustments and amendments	(667,828)	3,828,203	3,160,375
Grants	—	(1,597,604)	(1,597,604)
Forfeitures	667,828	1,936,143	2,603,971
Available for grant - March 31, 2023	—	5,234,424	5,234,424

Stock Options

For the three months ended March 31, 2023, 1,043,371 shares of common stock under the New Plan were awarded with a weighted-average grant date fair value per share of $0.85. The stock options vest over four years and have a ten-year contractual term.

The following weighted-average assumptions were used to estimate the fair value of time-based vesting stock options that were granted during the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Risk-free interest rate	3.46%	1.91%
Expected dividend yield	—	—
Expected term (in years)	6.1	6.1
Expected volatility	81%	76%

The following table summarizes time-based vesting stock option activity, during the three months ended March 31, 2023:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Stock	Exercise	Contractual	Value
	Options	Price	Life (in years)	(in thousands)
Outstanding at December 31, 2022	6,158,078	$11.84	8.9	$62
Options granted	1,043,371	1.18	—	—
Options cancelled or forfeited	(1,765,389)	11.50	—	—
Options expired	(123,198)	24.00	—	—
Outstanding at March 31, 2023	5,312,862	$9.58	8.2	$—
Options exercisable at March 31, 2023	1,401,840	$22.18	4.6	$—

The aggregate intrinsic value in the above table is calculated as the difference between the fair value of the Company’s common stock at the respective reporting date and the exercise price of the stock options. As of March 31, 2023, the total unrecognized compensation related to unvested stock option awards granted was $12.6 million, which the Company expects to recognize over a weighted-average period of approximately 2.6 years. No stock options were exercised during the period.

Performance and Market-based Stock Options

In February 2023, the Company issued 140,468 stock options to employees under the New Plan that contain a combination of performance and market-based vesting conditions, subject to continued employment through each anniversary and achievement of the market and performance conditions. The grant date fair value of the stock options that contain performance and market-based vesting conditions was not material. As of March 31, 2023, 116,690 of the performance and market-based options were outstanding, and no options vested during the period.

Restricted Stock Units

In February 2023, the Company issued 81,236 RSUs to employees under the New Plan. The RSUs are subject to a service-based vesting condition. The service-based RSUs vest in equal annual installments over a four-year period. The Company at any time may accelerate the vesting of the RSUs. Such shares are not accounted for as outstanding until they vest.

As of March 31, 2023, the total unrecognized compensation related to unvested RSUs granted was $3.3 million which is expected to be amortized on a straight-line basis over a weighted-average period of approximately 1.3 years.

The Company's default tax withholding method for RSUs is the sell-to-cover method, in which shares with a market value equivalent to the tax withholding obligation are sold on behalf of the holder of the RSUs upon vesting and settlement to cover the tax withholding liability and the cash proceeds from such sales are remitted by the Company to taxing authorities.

In March 2023, the Company issued 251,296 RSUs to RA Session II, the former President and Chief Executive officer of the Company in connection with his resignation from the Company and Board of Directors. The RSUs vested immediately.

The Company’s RSU activity for the three months ended March 31, 2023 was as follows:

		Weighted
		Average
		Grant Date
	Number	Fair Value
	of Shares	per Share
Nonvested at December 31, 2022	1,257,844	$6.52
Restricted units granted	332,532	1.06
Vested	(251,296)	1.02
Cancelled or forfeited	(658,343)	5.18
Nonvested at March 31, 2023	680,737	$7.18

Performance and Market-based Restricted Stock Units

In February 2023, the Company issued 81,233 RSUs to employees under the New Plan that contain a combination of performance and market-based vesting conditions, subject to continued employment through each anniversary and achievement of market and performance conditions. The grant date fair value of the RSUs that contain performance and market-based vesting conditions was not material. As of March 31, 2023, 69,344 of the performance and market-based RSUs were outstanding and no RSUs vested during the period.

Restricted Stock Awards

RA Session II, the Company’s former President and Chief Executive Officer, was awarded 769,058 RSAs under the Existing Plan on July 1, 2020, which are expected to vest over a three-year term, subject to continuous employment. The fair value of these RSAs at the grant date of July 1, 2020 was $5.28 per share. On March 2, 2023, Mr. Session resigned from the Board of Directors, therefore cancelling any unvested tranches.

The Company’s RSA activity for the three months ended March 31, 2023 was as follows:

		Weighted
		Average
		Grant Date
	Number	Fair Value
	of Shares	per Share
Nonvested at December 31, 2022	85,494	$5.28
Restricted stock granted	—	—
Vested	(64,120)	5.28
Cancelled or forfeited	(21,374)	5.28
Nonvested at March 31, 2023	—	$—

Employee Stock Purchase Plan

In February 2022, the Company’s board of directors authorized the first offering under the ESPP. Under the ESPP, eligible employees may purchase shares of Taysha common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods. An employee’s payroll deductions under the ESPP are limited to 15% of the employee’s compensation and employees may not purchase more than 1,800 of shares of Taysha common stock during any offering period. During the three months ended March 31, 2023 and 2022, stock-based compensation expense related to the ESPP was not material.

The following table summarizes the total stock-based compensation expense for the stock options, ESPP, RSAs and RSUs recorded in the condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022 (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Research and development expense	$(263)	$2,577
General and administrative expense	1,938	2,752
Total	$1,675	$5,329

Note 9—Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Since the Company had a net loss in all periods presented, basic and diluted net loss per common share are the same.

The following table represents the calculation of basic and diluted net loss per common share (in thousands, except share and per share data):

	For the Three Months Ended March 31,
	2023	2022
Net loss	$(17,622)	$(50,317)
Weighted-average shares of common stock outstanding used to compute net loss per common share, basic and diluted	63,260,905	38,174,717
Net loss per common share, basic and diluted	$(0.28)	$(1.32)

The following common stock equivalents outstanding as of March 31, 2023 and 2022 were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti‑dilutive:

	March 31, 2023	March 31, 2022
Unvested RSUs	750,081	1,886,765
Unvested RSAs	—	277,855
Stock options	5,429,552	5,437,837
Total	6,179,633	7,602,457

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

As of March 31, 2023, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2022.

Note 11—Commitments and Contingencies

Litigation

The Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims. From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.

Commitments

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. The Company’s maximum exposure under these arrangements is unknown at March 31, 2023. The Company does not anticipate recognizing any significant losses relating to these arrangements.

Note 12 – Strategic Reprioritization

In March 2022, the Company implemented changes to the Company’s organizational structure as well as a broader operational cost reduction plan to enable the Company to focus on specific clinical-stage programs for GAN and Rett syndrome. Substantially all other research and development activities have been paused to increase operational efficiency.

In connection with prioritization of programs, the Company reduced headcount by approximately 35% across all functions in March 2022. In accordance with ASC 420, Exit and Disposal Activities, the Company recorded one-time severance and termination-related costs of $2.6 million in the condensed consolidated statements of operations for the three months ended March 31, 2022, primarily within research and development expenses. In December 2022 and throughout the first quarter of 2023, the Company further reduced headcount and recorded additional one-time severance and termination related costs of $2.7 million within research and development and general and administrative expenses.

The Company expects payment of these costs to be complete by March 31, 2024. The amount of accrued severance recorded as of March 31, 2023 is as follows (amounts in thousands):

As of March 31, 2023
Accrued severance balance as of December 31, 2022	$1,463
Severance recorded	2,691
Severance paid	(1,127)
Accrued severance balance as of March 31, 2023	$3,027

Note 13 – Retirement Plan

In July 2021, the Company adopted a 401(k) retirement savings plan that provides retirement benefits to all full-time employees. Eligible employees may contribute a percentage of their annual compensation, subject to Internal Revenue Service limitations. The Company contributed $0.1 million and $0.4 million to the 401(k) retirement savings plan for the three months ended March 31, 2023 and 2022, respectively.

Note 14– Subsequent Events

In April 2023, the Company entered into a securities purchase agreement, or the SSI Securities Purchase Agreement, with two affiliates of SSI Strategy Holdings LLC, or SSI, named therein, or the SSI Investors, pursuant to which the Company agreed to issue and sell to the SSI Investors in a private placement, or the SSI Private Placement, 705,218 shares of its common stock, or the SSI Shares, and warrants, or the SSI Warrants, to purchase an aggregate of 525,000 shares of the Company's common stock, or the Warrant Shares. SSI provides certain consulting services to the Company. Each SSI Warrant has an exercise price of $0.7090 per Warrant Share, which was the closing price of the Company's common stock on the Nasdaq Global Market on April 4, 2023. The SSI Warrants issued in the SSI Private Placement provide that the holder of the SSI Warrants will not have the right to exercise any portion of its SSI Warrants until the achievement of certain clinical and regulatory milestones related to the Company's clinical programs. The SSI Private Placement closed on April 5, 2023. Gross proceeds of the SSI Private Placement were $500,000. The shares of common stock issued by the Company pursuant to the SSI Securities Purchase Agreement were not initially registered under the Securities Act. The Company relied on the exemption from the registration requirements of the Securities Act under Section 4(a)(2) thereof.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2022 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2022, or Annual Report, filed with the Securities and Exchange Commission, or the SEC, on March 28, 2023. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us,” and “our” refer to Taysha Gene Therapies, Inc. together with its consolidated subsidiaries.

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

In April 2021, we acquired exclusive worldwide rights to TSHA-120, a clinical-stage, intrathecally dosed AAV9 gene therapy program for the treatment of GAN. A Phase 1/2 clinical trial of TSHA-120 is being conducted by the National Institutes of Health, or NIH, under an accepted investigational new drug application, or IND. We reported clinical safety and functional MFM32, a validated 32-item scale for motor function measurement developed for neuromuscular diseases, data from this trial for the highest dose cohort of 3.5x1014 total vg (by dot blot) and 1.0x1014 total vg (by ddPCR) in January 2022, where we saw continued clinically meaningful slowing of disease progression similar to that achieved with the lower dose cohorts, which we considered confirmatory of disease modification. We recently completed a commercially representative Good Manufacturing Practices, or GMP, batch of TSHA-120, which demonstrated that the pivotal lots from the commercial grade material were generally analytically comparable to the original clinical trial material. Release testing for this batch was completed in the fourth quarter of 2022. In September 2022, we submitted a meeting request to the U.S. Food and Drug Administration, or the FDA, and were granted a Type B end-of-Phase 2 meeting via teleconference on December 13, 2022. In January 2023, we reported feedback from the Type B end-of-Phase 2 meeting with the FDA following receipt of the formal meeting minutes. The FDA provided additional clarity for TSHA-120 where MFM32 was acknowledged as an acceptable endpoint with a recommendation to dose additional patients in a double-blind, placebo-controlled design to support a Biologics License Application, or BLA. The FDA acknowledged that our overall approach to manufacturing of commercial material was appropriate pending review of a planned Chemistry, Manufacturing and Controls, or CMC, data package for

TSHA-120. Subsequently, we submitted follow up questions in response to the formal meeting minutes. The FDA clarified MFM32 as a relevant primary endpoint in the setting of a randomized, double-blind, placebo controlled trial and acknowledged Taysha's challenge in designing such study due to the ultra-rare nature of GAN. The FDA was open to acceptance of more uncertainty due to difficulty in enrolling a sufficient number of patients and regulatory flexibility in a controlled trial setting. In addition, the FDA indicated it was willing to consider alternative study designs utilizing objective measurements to demonstrate a relatively large treatment effect that is self-evident and clinically meaningful. The FDA acknowledged that the size of the safety database will be a review issue and acceptance of the existing safety data from treated patients will depend on demonstration of product comparability. We have completed the CMC module 3 amendment submission detailing drug comparability data and are awaiting FDA feedback.

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

We have a limited operating history. Since our inception, our operations have focused on organizing and staffing our company, business planning, raising capital and entering into collaboration agreements for conducting preclinical research and development activities for our product candidates. Both of our lead product candidates are still in the clinical stage. We do not have any product candidates approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through: (i) the sale of equity, raising an aggregate of $438.5 million of gross proceeds from our initial public offering, or the IPO, sales of common stock pursuant to our Sales Agreement (as defined below) and our October 2022 follow-on offering; (ii) pre-IPO private placements of our convertible preferred stock; (iii) our Term Loan Agreement (as defined below); and (iv) the Astellas Transactions.

On August 12, 2021, or the Closing Date, we entered into a Loan and Security Agreement, or the Term Loan Agreement, with the lenders party thereto from time to time, or the Lenders and Silicon Valley Bank, as administrative agent and collateral agent for the Lenders, or the Agent. The Term Loan Agreement provides for (i) on the Closing Date, $40.0 million aggregate principal amount of term loans available through December 31, 2021, (ii) from January 1, 2022 until September 30, 2022, an additional $20.0 million term loan facility available at the Company’s option upon having three distinct and active clinical stage programs, determined at the discretion of the Agent, at the time of draw, (iii) from October 1, 2022 until March 31, 2023, an additional $20.0 million term loan facility available at our option upon having three distinct and active clinical stage programs, determined at the discretion of the Agent, at the time of draw and (iv) from April 1, 2023 until December 31, 2023, an additional $20.0 million term loan facility available upon approval by the Agent and the Lenders, or, collectively, the Term Loans. We drew $30.0 million in term loans on the Closing Date and drew an additional $10.0 million term loan on December 29, 2021. We did not draw any of the additional $20.0 million tranches prior to their expiration on September 30, 2022 and March 31, 2023. The loan repayment schedule provides for interest only payments until August 31, 2024, followed by consecutive monthly payments of principal and interest. All unpaid principal and accrued and unpaid interest with respect to each term loan is due and payable in full on August 1, 2026.

Since our inception, we have incurred significant operating losses. Our net losses were $17.6 million for the three months ended March 31, 2023 and $50.3 million for the three months ended March 31, 2022. As of March 31, 2023, we had an accumulated deficit of $419.1 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

•
continue to advance the clinical development of our product candidates and, if we determine to do so in the future, reprioritize the advancement of our preclinical and discovery programs;
•
conduct our ongoing clinical trials of TSHA-102, TSHA-120 and any other future product candidates that we advance;
•
seek regulatory approval for any product candidates that successfully complete clinical trials;
•
continue to develop our gene therapy product candidate pipeline;
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

Source: Preliminary analysis with a data cut as of July 2022

Additional Endpoints

Many additional endpoints have been collected in this clinical trial pre-and post-treatment and long-term follow up data is being collected. Most data transfer from NIH have been recently completed and we have been performing quality control and additional analyses on the data. Other endpoints are being analyzed, including objective measures such as nerve fiber density in skin biopsies, brain and spine MRI white matter and volumetric measures, sensory and motor nerve conduction studies, electro impedance myography, and nerve biopsies; as well as clinically relevant effort-dependent measures such as FARS (ataxia scale), NIS (neuropathy scale). We will submit a request for a formal meeting with the FDA in the second quarter of 2023 and anticipate a meeting in the third quarter of 2023 to inform us on the next steps in the regulatory pathway on GAN.

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

In September 2021, we submitted a request for a Scientific Advice meeting for TSHA-120 to the MHRA and were granted a meeting in January 2022. The MHRA agreed on our commercial manufacturing and release assay testing strategy including potency assays. Finally, the MHRA was supportive of our proposal to perform validation work on MFM32 for GAN as a key clinical endpoint and for us to explore the MFM32 items with patients and families as part of this process. In September 2022, we submitted a meeting request to the FDA and were granted a Type B end-of-Phase 2 meeting via teleconference on December 13, 2022. In January 2023, we reported feedback from the Type B end-of-Phase 2 meeting with the FDA following receipt of the formal meeting minutes. The FDA provided additional clarity for TSHA-120 where MFM32 was acknowledged as an acceptable endpoint with a recommendation to dose additional patients in a double-blind, placebo-controlled design to support a BLA. The FDA acknowledged our overall approach to manufacturing of commercial material was deemed appropriate pending review of a planned CMC data package for TSHA-120. Subsequently, we submitted follow-up questions in response to the formal meeting minutes. The FDA clarified MFM32 as a relevant primary endpoint in the setting of a controlled trial and acknowledged our challenge in designing such study due to the ultra-rare nature of GAN. The FDA was open to acceptance of more uncertainty due to difficulty in enrolling a sufficient number of patients and regulatory flexibility in a controlled trial setting. In addition, the FDA indicated it was willing to consider alternative study designs utilizing objective measurements to demonstrate a relatively large treatment effect that is self-evident and clinically meaningful. The FDA acknowledged that the size of the safety database will be a review issue and acceptance of the existing safety data from treated patients will depend on demonstration of product comparability. We have completed the CMC module 3 amendment submission detailing drug comparability data and are awaiting FDA feedback.

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

miRARE Reduced Overall Expression of mini*MeCP2* Transgene Expression Compared to Unregulated mini*MeCP2* in KO Mice

1.0E+01
1.0E+00
1.0E-01
1.0E-02
1.0E-03
Copies miniMECP2-myc DNA per diploid host gDNA
Brain
CC
TC
LC
DNA
KO, 0 vg
KO, 1E11 vg PHP.B/mini-miRARE
KO, 1E11 vg PHP.B/mini

1.0E+01
1.0E+00
1.0E-01
1.0E-02
1.0E-03
Copies miniMECP2-myc cDNA per ß-actin cDNA
Brain
CC
TC
LC
RNA
KO, 0 vg
KO, 1E11 vg PHP.B/mini-miRARE
KO, 1E11 vg PHP.B/mini

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

In preclinical animal models, intrathecal myc-tagged TSHA-102 was not associated with early death and did not cause adverse behavioral side effects in wild type mice demonstrating appropriate downregulation of miniMECP2 protein expression as compared to unregulated MECP2 gene therapy constructs. In addition, preclinical data demonstrated that miRARE reduced overall expression of miniMECP2 transgene expression and regulated genotype-dependent myc-tagged miniMECP2 expression across different brain regions on a cell-by-cell basis and improved the safety of TSHA-102 without compromising efficacy in juvenile mice. Pharmacologic activity of TSHA-102 following IT administration was assessed in the MECP2 KO mouse model of Rett syndrome across three dose levels and three age groups (n=252). A one-time IT injection of TSHA-102 significantly increased survival at all dose levels, with the mid to high doses improving survival across all age groups compared to vehicle-treated controls. Treatment with TSHA-102 significantly improved body weight, motor function and respiratory assessments in MECP2 KO mice. An additional study in neonatal mice (n=45) was completed and data showed prolonged survival. Finally, IND/CTA-enabling 6-month GLP toxicology studies examined the biodistribution, toxicological effects and mechanism of action of TSHA-102 when intrathecally administered to NHP and rats in three dose levels, up to 2.0x1015 vg/animal, which was well tolerated in both WT species. Biodistribution, as reflected by DNA copy number, was observed in multiple areas of the brain, sections of spinal cord and the DRG as shown below.

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

In a neonatal KO Rett mouse efficacy study, treatment with TSHA-102 resulted in near normalization of survival as shown below. TSHA-102 at the dose of 8.8x1010 vg/mouse, which translates to the Human Equivalent Dose of 2.86x1014 vg/participant significantly improved survival when administered in Postnatal day mice by intracerebroventricular, or ICV, injection. While the longest lived vehicle‐treated Mecp2‐/Y male survived to 13.3 weeks only, 47% of the treated Mecp2‐/Y males survived to 36 weeks of age, which was the conclusion of the study and all subjects were then sacrificed. The Bird Score, a composite measure of six different phenotypes, was significantly improved in TSHA‐102‐treated KO mice. TSHA‐102 significantly delayed the average age of onset for severe clasping from approximately 7 to 21 weeks and severely abnormal gait from approximately 8 to 20 weeks. TSHA‐102 treatment at 8.8x1010 vg/mouse extended survival significantly in neonatal Mecp2‐/Y males, improved weight, improved their overall phenotypic score, and delayed the age of onset for severely abnormal limb clasping and gait.

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

We have received orphan drug designation and rare pediatric disease designation from the FDA and orphan drug designation from the European Commission for TSHA-105 for the treatment of epilepsy caused by SLC13A5 deficiency. Clinical trial material has been manufactured and released and is now ready for use in a clinical trial setting.

TSHA-113 for Tauopathies

We are developing TSHA-113 for the treatment of tauopathies. Tauopathies comprise a large subset of neurodegenerative diseases involving the aggregation of microtubule associated protein tau, or MAPT, protein into neurofibrillary or gliofibrillary tangles in the human brain. These include MAPT-associated frontotemporal dementia, or FTD, progressive supranuclear palsy, or PSP, corticobasal degeneration, or CD, and Alzheimer’s disease. There are an estimated 11,000 patients in United States and Europe affected by MAPT mediated FTD and 2,000 to 2,500 are affected with MAPT-mediated PSP. and CD, and Alzheimer’s disease affects an estimated 6.2 million Americans and 7.8 million Europeans.

Intrathecal delivery of an antisense oligonucleotide, or ASO, targeting Tau mRNA by Biogen/Ionis in a Phase 1 study demonstrated durable, robust, time and dose dependent lowering of tau protein and phospho-tau in cerebrospinal fluid of Alzheimer’s disease patients. Buoyed by these results, in August 2022, Biogen started a Phase 2 trial in people with mild cognitive impairment or mild dementia due to Alzheimer’s disease. This ASO target validation paved the way for other approaches targeting intercellular tau mRNA (reduce tau protein production), for treating Tauopathies.

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

In December 2021 the Company’s CTA filing for TSHA-118 for the treatment of CLN1 disease was approved by Health Canada and therefore triggered a regulatory milestone payment in connection with the Abeona CLN1 Agreement. We recorded $3.0 million within research and development expenses in the consolidated statements of operations for the year ended December 31, 2021. The milestone fee was paid in January 2022 and has been classified as an investing outflow in the condensed consolidated statements of cash flows for the three months ended March 31, 2022. No additional milestone payments were made or triggered during the three months ended March 31, 2023.

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

In March 2022, our CTA filing for TSHA-102 for the treatment of Rett Syndrome was approved by Health Canada and therefore triggered a regulatory milestone payment in connection with the Rett Agreement. We recorded $1.0 million within research and development expenses in the condensed consolidated statements of operations for the three months ended March 31, 2022. This milestone fee was paid in July 2022. No additional milestone payments were made during the three months ended March 31, 2023.

The Abeona Rett Agreement expires on a country-by-country and licensed product-by-licensed product basis upon the expiration of the last royalty term of a licensed product. Either party may terminate the agreement upon an uncured material breach of the agreement or insolvency of the other party. We may terminate the agreement for convenience.

Option Agreement with Astellas

On October 21, 2022, or the Effective Date, we entered into an Option Agreement, or the Option Agreement, with Audentes Therapeutics, Inc. (d/b/a Astellas Gene Therapy), or Astellas.

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

Recent Developments

NASDAQ Notice

On April 25, 2023, we received a letter from The Nasdaq Stock Market, or Nasdaq, notifying us that, for the previous 30 consecutive business day periods prior to the date of the letter, the closing bid price for our common stock was below $1.00. In accordance with Nasdaq Listing Rule 5810(c)(3)(A) we were provided an initial period of 180 calendar days, or until October 23, 2023, to regain compliance with Nasdaq’s bid price requirement. If, at any time before October 23, 2023, the bid price for our common stock closed at $1.00 or more for a minimum of 10 consecutive business days, we would regain compliance with the bid price requirement, unless Nasdaq staff exercised its discretion to extend this 10-day period pursuant to Nasdaq rules. In the event we do not regain compliance with the minimum bid price requirement by October 23, 2023, we may be eligible for an additional 180-calendar day compliance period if we elect to transfer to The Nasdaq Capital Market to take advantage of the additional compliance period offered on that market. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and would need to provide written notice of our intention to cure the bid price deficiency during the second compliance period. Our failure to regain compliance during this period could result in delisting.

Components of Results of Operations

Revenue

Revenue for the three months ended March 31, 2023 was derived from the Astellas Transactions. We recognize revenue as research and development activities related to our Rett program are performed and will recognize revenue related to the Rett and GAN Options at a point in time when the options are exercised or the option period expires.

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We reduced our research and development and general and administrative spend from 2021 to 2022 but plan to increase our research and development expenses, particularly with respect to the Rett clinical trials, for the foreseeable future as we continue the development of our product candidates and manufacturing processes and conduct discovery and research activities for our preclinical programs. We cannot determine with certainty the timing of initiation, the duration or the completion costs of current or future preclinical studies and clinical trials of our product candidates due to the inherently unpredictable nature of preclinical and clinical development. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to the results of ongoing and future preclinical studies and clinical trials, regulatory developments and our ongoing assessments as to each product candidate’s commercial potential. We will need to raise substantial additional capital in the future. Our clinical development costs are expected to increase significantly as we commence clinical trials. Our future expenses may vary significantly each period based on factors such as:

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

We anticipate that certain of our general and administrative expenses will decrease in the future as a result of the reductions in our headcount in 2022 and 2023 to support our infrastructure and focus on a more prioritized set of programs in Rett and GAN. We also anticipate that our general and administrative expenses as a result of payments for accounting, audit, legal, consulting services, as well as costs associated with maintaining compliance with Nasdaq listing rules and SEC requirements, director and officer liability insurance, investor and public relations activities and other expenses associated with operating as a public company will stay constant for the near future but may increase over time.

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

Results of Operations

Results of Operations for the Three Months ended March 31, 2023 and 2022

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022 (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Revenue	$4,706	$—
Operating expenses:
Research and development	12,514	38,182
General and administrative	8,751	11,469
Total operating expenses	21,265	49,651
Loss from operations	(16,559)	(49,651)
Other income (expense):
Interest income	319	14
Interest expense	(1,374)	(672)
Other expense	(8)	(8)
Total other expense, net	(1,063)	(666)
Net loss	$(17,622)	$(50,317)

Revenue

Revenue related to the Astellas Transactions was $4.7 million for the three months ended March 31, 2023. The revenue recorded is the result of Rett research and development activities performed during the first quarter of 2023.

Research and Development Expenses

Research and development expenses were $12.5 million for the three months ended March 31, 2023, compared to $38.2 million for the three months ending March 31, 2022. The $25.7 million decrease was due to reduced research and development compensation as a result of lower headcount of $10.7 million. The decrease was also due to reduced manufacturing and other raw material purchases of $7.1 million. We also incurred $6.4 million reduced expense in non-clinical studies related to translational and toxicology studies and $1.5 million lower expense in other research and development activities.

General and Administrative Expenses

General and administrative expenses were $8.8 million for the three months ended March 31, 2023, compared to $11.5 million for the three months ended March 31, 2022. The decrease of $2.7 million was due to reduced general and administrative compensation as a result of lower headcount and reduced consulting and professional fees.

Other Income (Expense)

Interest Expense

Interest expense was $1.4 million for the three months ended March 31, 2023, compared to $0.7 million for the three months ended March 31, 2022. The increase of approximately $0.7 million was primarily attributable to higher interest expense incurred under the Term Loan Agreement.

Liquidity and Capital Resources

Overview

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses. As of March 31, 2023, we had cash and cash equivalents of $63.4 million. We have funded our operations primarily through equity financings, raising an aggregate of $438.5 million in gross proceeds from equity financings, including from our IPO, the sale of common stock pursuant to the Sales Agreement, our October 2022 Follow-on Offering, pre-IPO private placements of common stock and convertible preferred stock, from our loan agreement with Silicon Valley Bank and from the Astellas Transactions. Specifically, between March and July 2020, we closed on the sale of an aggregate of 10,000,000 shares of Series A convertible preferred stock for gross proceeds of $30.0 million. In July and August 2020, we closed on the sale of an aggregate of 5,647,048 shares of Series B convertible preferred stock for gross proceeds of $96.0 million. In September 2020, we raised gross proceeds of $181.0 million in our initial public offering.

On August 12, 2021, or the Closing Date, we entered into a Loan and Security Agreement, or the Term Loan Agreement, with the lenders party thereto from time to time, or the Lenders and Silicon Valley Bank, as administrative agent and collateral agent for the Lenders, or the Agent. The Term Loan Agreement provides for (i) on the Closing Date, $40.0 million aggregate principal amount of term loans available through December 31, 2021, (ii) from January 1, 2022 until September 30, 2022, an additional $20.0 million term loan facility available at the Company’s option upon having three distinct and active clinical stage programs, determined at the discretion of the Agent, at the time of draw, (iii) from October 1, 2022 until March 31, 2023, an additional $20.0 million term loan facility available at our option upon having three distinct and active clinical stage programs, determined at the discretion of the Agent, at the time of draw and (iv) from April 1, 2023 until December 31, 2023, an additional $20.0 million term loan facility available upon approval by the Agent and the Lenders, or, collectively, the Term Loans. We drew $30.0 million in term loans on the Closing Date and an additional $10.0 million in term loans on December 29, 2021. We did not draw on any of the additional $20.0 million tranches prior to their expiration on September 30, 2022 and March 31, 2023. The loan repayment schedule provides for interest only payments until August 31, 2024, followed by consecutive monthly payments of principal and interest. All unpaid principal and accrued and unpaid interest with respect to each term loan is due and payable in full on August 1, 2026.

On October 5, 2021, we filed a shelf registration statement on Form S-3 with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants and units or any combination thereof up to a total aggregate offering price of $350.0 million. We also simultaneously entered into a Sales Agreement, or the Sales Agreement with SVB Leerink LLC and Wells Fargo Securities, LLC, or the Sales Agents, pursuant to which we may issue and sell, from time to time at our discretion, shares of our common stock having an aggregate offering price of up to $150.0 million through the Sales Agents. In March 2022, we amended the Sales Agreement to, among other things, include Goldman Sachs & Co. LLC as an additional Sales Agent. In April 2022, we sold 2,000,000 shares of common stock pursuant to the Sales Agreement and received net proceeds of $11.6 million. No other shares of common stock have been issued and sold pursuant to the Sales Agreement as of March 31, 2023.

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

On October 26, 2022, we entered into the Underwriting Agreement, to issue and sell 14,000,000 shares of our common stock, par value $0.00001 per share, in an underwritten public offering pursuant to an effective registration statement on Form S-3 and a related prospectus and prospectus supplement. The offering price to the public was $2.00 per share and the Underwriter purchased the shares from us pursuant to the Underwriting Agreement at a price of $1.88 per share. In addition, we granted the Underwriter an option to purchase, for a period of 30 days, up to an additional 2,100,000 shares of our common stock. The Follow-on Offering closed on October 31, 2022 and we received net proceeds of $26.0 million after deducting underwriting discounts, commissions and offering expenses. On November 10, 2022, the Underwriter exercised their option to purchase an additional 765,226 shares of our common stock and we received net proceeds of $1.4 million after deducting underwriting discounts and commissions.

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

As of March 31, 2023, our material cash requirements consisted of $34.6 million in total lease payments under our noncancelable leases for equipment, laboratory space and office space. These leases are described in further detail in Note 4 to our unaudited condensed consolidated financial statements located in “Part I – Financial Information, Item 1. Financial Statements” in this Quarterly Report on Form 10-Q. Our most significant purchase commitments consist of approximately $10.4 million in cancellable purchase obligations to our CROs and other clinical trial vendors.

We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital requirements into the first quarter of 2024. We will require additional capital to fund the research and development of our product candidates, to fund our manufacturing activities, to fund precommercial activities of our programs and for working capital and general corporate purposes. There is currently insufficient funding available to allow the us to fund our currently planned research and discovery programs for a period exceeding one year from the filing of this Quarterly Report on Form 10-Q, and that those conditions raised substantial doubt about our ability to continue as a going concern.

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

Cash Flows

The following table shows a summary of our cash flows for the three months ended March 31, 2023 and 2022 (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(20,185)	$(40,939)
Net cash used in investing activities	(3,900)	(11,427)
Net cash used in financing activities	(370)	(107)
Net change in cash, cash equivalents and restricted cash	$(24,455)	$(52,473)

Operating Activities

For the three months ended March 31, 2023, our net cash used in operating activities of $20.2 million primarily consisted of a net loss of $17.6 million, primarily attributable to our spending on research and development expenses. The net loss of $17.6 million was partially offset by adjustments for non-cash items, primarily stock-based compensation expense of $1.7 million. Additional cash used in operating activities of $5.0 million was primarily due to a decrease in deferred revenue.

For the three months ended March 31, 2022, our net cash used in operating activities of $40.9 million primarily consisted of a net loss of $50.3 million, primarily attributable to our spending on research and development expenses. The net loss of $50.3 million was partially offset by adjustments for non-cash items, primarily stock-based compensation of $5.3 million, and the add back of regulatory milestone and upfront license fees of $1.3 million. The $50.3 million net loss was also partially offset by a $2.0 million increase in the cash provided by operating assets and liabilities, primarily resulting from an increase in accounts payable.

Investing Activities

During the three months ended March 31, 2023, investing activities used $3.9 million of cash primarily attributable to capital expenditures related to the close out of our in-house manufacturing facility project. During the three months ended March 31, 2022, investing activities used $11.4 million of cash primarily attributable to a regulatory milestone payment of $3.0 million paid to Abeona pursuant to the CLN1 Agreement, and capital expenditures related to our in-house manufacturing facility and office space.

Financing Activities

During the three months ended March 31, 2023, financing activities used $0.4 million of cash, which is primarily attributable to the payment of shelf registration costs and other financing transactions. During the three months ended March 31, 2022, financing activities used $0.1 million of cash, which is primarily attributable to the payment of shelf registration costs, and other financing transactions, which are partially offset by contributions to our Employee Stock Purchase Plan.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Critical Accounting Policies and Significant Judgments and Estimates

There were no material changes to our critical accounting policies that are disclosed in our audited consolidated financial statements for the year ended December 31, 2022 filed with the SEC on March 28, 2023.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act ), as of the end of the period covered by this Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Form 10-Q was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

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

Item 1A. Risk Factors.

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission on March 28, 2023. Other than as described below, there have been no material changes to the risk factors described in that report.

Risks Related to Ownership of our Common Stock

If we fail to meet all applicable requirements of Nasdaq and Nasdaq determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease.

On April 25, 2023, we received a letter from Nasdaq, notifying us that, for the previous 30 consecutive business day periods prior to the date of the letter, the closing bid price for our common stock was below $1.00. In accordance with Nasdaq Listing Rule 5810(c)(3)(A) we have been provided an initial period of 180 calendar days, or until October 23, 2023, to regain compliance with Nasdaq’s bid price requirement. If, at any time before October 23, 2023, the bid price for our common stock closes at $1.00 or more for a minimum of 10 consecutive business days, we will regain compliance with the bid price requirement, unless Nasdaq staff exercised its discretion to extend this 10-day period pursuant to Nasdaq rules.

If we are unable to satisfy the Nasdaq criteria for continued listing, our common stock would be subject to delisting. A delisting of our common stock could negatively impact us by, among other things, reducing the liquidity and market price of our common stock; reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; decreasing the amount of news and analyst coverage of us; and limiting our ability to issue additional securities or obtain additional financing in the future. In addition, delisting from Nasdaq may negatively impact our reputation and, consequently, our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent Sales of Unregistered Equity Securities

None.

(b) Use of Proceeds

None.

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

10.2

Executive Employment Agreement, effective as of December 30, 2022, by and between the Company and Sukumar Nagendran (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K (File No. 001-39536), filed with the Securities and Exchange Commission on March 28, 2023).

10.3

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

Taysha Gene Therapies, Inc.

Date: May 11, 2023	By:	/s/ Sean Nolan
Sean Nolan
Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2023	By:	/s/ Kamran Alam
Kamran Alam
Chief Financial Officer (Principal Financial and Accounting Officer)