Form 10-Q
period 2023-06-30
Taysha Gene Therapies, Inc.
filed 2023-08-14
CIK 1806310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 14, 2023, the registrant had 64,465,037 shares of common stock, $0.00001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Taysha Gene Therapies, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$45,083	$87,880
Prepaid expenses and other current assets	9,032	8,537
Total current assets	54,115	96,417
Restricted cash	2,637	2,637
Property, plant and equipment, net	14,139	14,963
Operating lease right-of-use assets	10,348	10,943
Other non-current assets	304	1,316
Total assets	$81,543	$126,276
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities
Accounts payable	$10,766	$10,946
Accrued expenses and other current liabilities	19,632	18,287
Deferred revenue	20,243	33,557
Total current liabilities	50,641	62,790
Deferred revenue, net of current portion	6,212	—
Term loan, net	38,354	37,967
Operating lease liability, net of current portion	19,528	20,440
Other non-current liabilities	3,922	4,130
Total liabilities	118,657	125,327
Commitments and contingencies - Note 12
Stockholders' (deficit) equity
Preferred stock, $0.00001 par value per share; 10,000,000 shares authorized and no shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock, $0.00001 par value per share; 200,000,000 shares authorized and 64,432,637 and 63,207,507 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	1	1
Additional paid-in capital	406,546	402,389
Accumulated deficit	(443,661)	(401,441)
Total stockholders’ (deficit) equity	(37,114)	949
Total liabilities and stockholders' (deficit) equity	$81,543	$126,276

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Taysha Gene Therapies, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$2,395	$—	$7,101	$—
Operating expenses:
Research and development	19,791	23,506	32,305	61,688
General and administrative	5,988	9,867	14,739	21,336
Total operating expenses	25,779	33,373	47,044	83,024
Loss from operations	(23,384)	(33,373)	(39,943)	(83,024)
Other income (expense):
Interest income	223	27	542	41
Interest expense	(1,440)	(743)	(2,814)	(1,415)
Other income (expense)	3	(3)	(5)	(11)
Total other income (expense), net	(1,214)	(719)	(2,277)	(1,385)
Net loss	$(24,598)	$(34,092)	$(42,220)	$(84,409)
Net loss per common share, basic and diluted	$(0.38)	$(0.85)	$(0.66)	$(2.16)
Weighted average common shares outstanding, basic and diluted	64,244,531	40,142,403	63,755,435	39,163,996

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Taysha Gene Therapies, Inc.

Condensed Consolidated Statements of Stockholders’ (Deficit) Equity

(in thousands, except share data)

(Unaudited)

For the Three Months Ended June 30, 2023

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance as of March 31, 2023	63,473,349	$1	$404,114	$(419,063)	$(14,948)
Stock-based compensation	—	—	2,222	—	2,222
Issuance of common stock in private placement, net of offering costs of $40	705,218	—	210	—	210
Issuance of common stock upon vesting and settlement of restricted stock units	254,070	—	—	—	—
Net loss	—	—	—	(24,598)	(24,598)
Balance as of June 30, 2023	64,432,637	$1	$406,546	$(443,661)	$(37,114)

For the Three Months Ended June 30, 2022

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2022	38,473,945	$—	$336,485	$(285,744)	$50,741
Stock-based compensation	—	—	4,249	—	4,249
Issuance of common stock, net of sales commissions and other offering costs of $392	2,000,000	1	11,608	—	11,609
Issuance of common stock upon vesting and settlement of restricted stock units	546,141	—	—	—	—
Net loss	—	—	—	(34,092)	(34,092)
Balance as of June 30, 2022	41,020,086	$1	$352,342	$(319,836)	$32,507

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Taysha Gene Therapies, Inc.

Condensed Consolidated Statements of Stockholders’ (Deficit) Equity

(in thousands, except share data)

(Unaudited)

For the Six Months Ended June 30, 2023

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2022	63,207,507	$1	$402,389	$(401,441)	$949
Stock-based compensation	—	—	3,897	—	3,897
Issuance of common stock in private placement, net of offering costs of $40	705,218	—	210	—	210
Issuance of common stock upon vesting and settlement of restricted stock units, net	483,992	—	—	—	—
Issuance of common stock under ESPP	35,920	—	50	—	50
Net loss	—	—	—	(42,220)	(42,220)
Balance as of June 30, 2023	64,432,637	$1	$406,546	$(443,661)	$(37,114)

For the Six Months Ended June 30, 2022

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2021	38,473,945	$—	$331,032	$(235,649)	$95,383
Adjustment to beginning accumulated deficit from the adoption of ASC 842	—	—	—	222	222
Stock-based compensation	—	—	9,702	—	9,702
Issuance of common stock upon vesting and settlement of restricted stock units	546,141	—	—	—	—
Issuance of common stock, net of sales commissions and other offering costs of $392	2,000,000	1	11,608	—	11,609
Net loss	—	—	—	(84,409)	(84,409)
Balance as of June 30, 2022	41,020,086	$1	$352,342	$(319,836)	$32,507

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Taysha Gene Therapies, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(42,220)	$(84,409)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	674	533
Research and development license expense	3,500	1,250
Stock-based compensation	3,897	9,470
Non-cash lease expense	603	646
Other	387	387
Changes in operating assets and liabilities:
Prepaid expenses and other assets	509	80
Accounts payable	2,123	6,212
Accrued expenses and other liabilities	(1,324)	(8,461)
Deferred revenue	(7,101)	—
Net cash used in operating activities	(38,952)	(74,292)
Cash flows from investing activities
Purchase of research and development license	—	(3,250)
Purchase of property, plant and equipment	(3,852)	(16,290)
Net cash used in investing activities	(3,852)	(19,540)
Cash flows from financing activities
Proceeds from issuance of common stock, net of sales commissions	—	11,640
Proceeds from issuance of common stock from private placement	500	—
Payment of shelf registration costs	(387)	(227)
Proceeds from common stock issuances under ESPP	50	321
Other	(156)	(766)
Net cash provided by financing activities	7	10,968
Net decrease in cash, cash equivalents and restricted cash	(42,797)	(82,864)
Cash, cash equivalents and restricted cash at the beginning of the period	90,517	151,740
Cash, cash equivalents and restricted cash at the end of the period	$47,720	$68,876
Cash and cash equivalents	45,083	66,239
Restricted cash	2,637	2,637
Cash, cash equivalents and restricted cash at the end of the period	$47,720	$68,876
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,399	$935
Supplemental disclosure of noncash investing and financing activities:
Property, plant and equipment in accounts payable and accrued expenses	—	2,722
Right-of-use assets obtained in exchange for lease liabilities	—	18,925
Offering costs not yet paid	—	109
Issuance of warrants in connection with private placement	252	—
Purchase of research and development license not yet paid	3,500	1,000

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

Sales Agreement

On October 5, 2021, the Company entered into a Sales Agreement (the “Sales Agreement”) with SVB Securities LLC (f/k/a SVB Leerink LLC) and Wells Fargo Securities, LLC (collectively, the “Sales Agents”), pursuant to which the Company may issue and sell, from time to time in its sole discretion, shares of its common stock having an aggregate offering price of up to $150.0 million through the Sales Agents. In March 2022, the Company amended the Sales Agreement to, among other things, include Goldman Sachs & Co. LLC as an additional Sales Agent. The Sales Agents may sell common stock by any method permitted by law deemed to be an “at-the-market offering” as defined in Rule 415(a)(4) of the Securities Act, including sales made directly on or through the Nasdaq Global Select Market or any other existing trade market for the common stock, in negotiated transactions at market prices prevailing at the time of sale or at prices related to prevailing market prices, or any other method permitted by law. Any shares of the Company’s common stock will be issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-260069) (the “Shelf Registration Statement”), which the Securities and Exchange Commission ("SEC") declared effective on October 14, 2021; however the Company’s use of the Shelf Registration Statement will be limited for so long as the Company is subject to General Instruction I.B.6 of Form S-3, which limits the amounts that the Company may sell under the Shelf Registration Statement and in accordance with the Sales Agreement. The Sales Agents are entitled to receive 3.0% of the gross sales price per share of common stock sold under the Sales Agreement. In April 2022, the Company sold 2,000,000 shares of common stock under the Sales Agreement and received $11.6 million in net proceeds. No other shares of common stock have been issued and sold pursuant to the Sales Agreement as of June 30, 2023.

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

The assessment of the Company’s ability to meet its future obligations is inherently judgmental, subjective and susceptible to change. Based on the Company’s current forecast, management believes that it will have sufficient cash, including the anticipated net proceeds from the private placement expected to close in August 2023 (See Note 15), to maintain the Company’s planned operations for the next twelve months following the issuance of these condensed consolidated financial statements. However given the inherent uncertainties in the forecast, the Company has considered both quantitative and qualitative factors that are known or reasonably knowable as of the date that these condensed consolidated financial statements are issued and concluded that there are conditions present in the aggregate that raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has incurred operating losses since inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of June 30, 2023, the Company had an accumulated deficit of $443.7 million. Losses are expected to continue as the Company continues to invest in its research and development activities. Future capital requirements will depend on many factors, including the timing and extent of spending on research and development and the market acceptance of the Company’s products. The Company will need to obtain additional financing in order to complete clinical studies and launch and commercialize any product candidates for which it receives regulatory approval. There can be no assurance that such financing will be available or will be on terms acceptable to the Company.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States ("GAAP") as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X and are consistent in all material respects with those included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 28, 2023 (the “2022 Annual Report”). In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The consolidated balance sheet as of December 31, 2022, is derived from audited financial statements, however, it does not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s 2022 Annual Report.

Principles of Consolidation

The accompanying interim condensed consolidated financial statements include the accounts of Taysha and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The most significant estimates and assumptions in the Company’s financial statements relate to the determination of the fair value of the common stock prior to the initial public offering ("IPO") (as an input into stock-based compensation), estimating manufacturing accruals and accrued or prepaid research and development expenses, the measurement of impairment of long-lived assets, and the allocation of consideration received in connection with the Astellas Transactions. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

Significant Accounting Policies

There have been no changes in the Company’s significant accounting policies as disclosed in Note 2 to the audited consolidated financial statements included in the 2022 Annual Report, except as described below.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent reporting period while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. The Company classifies the warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to remeasurement at each balance sheet date until the warrants are exercised or expire, and any change in fair value is recognized in the Company’s condensed consolidated statement of operations.

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

On December 31, 2022, the Company adopted ASU 2016-02 using the modified retrospective approach and utilizing the effective date as its date of initial application. The Company has retrospectively changed its previously issued condensed consolidated financial statements as of June 30, 2022 as presented within the Company's June 30, 2022 Quarterly Report on Form 10-Q to reflect the adoption of ASC 842 on January 1, 2022. The condensed consolidated financial statements for the three and six months ended June 30, 2022 presented herein differ from the Company's condensed consolidated financial statements included in the Company's June 30, 2022 Quarterly Report on Form 10-Q as those condensed consolidated financial statements were prepared using the former accounting standard referred to as ASC Topic 840, Leases.

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

The adoption of this standard resulted in the recognition of operating lease right-of-use assets and operating lease liabilities of $18.4 million and $19.1 million, respectively, on the Company’s condensed consolidated balance sheet at adoption relating to its operating leases. The lease liabilities were determined based on the present value of the remaining minimum lease payments. Upon adoption of ASC 842, the Company also (i) derecognized the build-to-suit lease asset of $26.3 million previously presented in property, plant and equipment, (ii) derecognized the build-to-suit lease liability of $26.5 million, and (iii) eliminated $0.7 million of deferred rent liabilities and tenant improvement allowances as of January 1, 2022, as these liabilities are reflected in the operating lease right-of-use assets. In adopting ASU 2016-02, the Company recorded a total one-time adjustment of $0.2 million to the opening balance of accumulated deficit as of January 1, 2022, related to the de-recognition of the build-to-suit lease asset and related build-to-suit lease obligation. The adoption did not have a material impact on accumulated deficit and on the condensed consolidated statements of operations and cash flows.

The following table summarizes the effect of the adoption of ASC 842 on the condensed consolidated statement of operations and statement of cash flows for the six months ended June 30, 2022 (in thousands):

	Pre ASC 842 Six Months Ended June 30, 2022	ASC 842 Adjustments	After ASC 842 Six Months Ended June 30, 2022
Condensed Consolidated Statement of Operations
Operating expenses:
Research and development	$60,917	$771	$61,688
Other income (expense):
Interest expense	(1,761)	346	(1,415)
Net loss	(83,984)	(425)	(84,409)

Condensed Consolidated Statement of Cash Flows
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	$531	$2	$533
Non-cash lease expense	—	646	646
Changes in operating assets and liabilities:
Accrued expenses and other current liabilities	(7,958)	(503)	(8,461)
Cash flows from financing activities
Other	(1,046)	280	(766)
Supplemental disclosure of noncash investing and financing activities:
Right-of-use assets obtained in exchange for lease liabilities	—	18,925	18,925

The following table summarizes the effect of the adoption of ASC 842 on the condensed consolidated statement of operations for the three months ended June 30, 2022 (in thousands):

	Pre ASC 842 Three Months Ended June 30, 2022	ASC 842 Adjustments	After ASC 842 Three Months Ended June 30, 2022
Condensed Consolidated Statement of Operations
Operating expenses:
Research and development	$23,118	$388	$23,506
Other income (expense):
Interest expense	(912)	169	(743)
Net loss	(33,873)	(219)	(34,092)

Note 3—Balance Sheet Components

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Prepaid research and development	$4,470	$4,840
Prepaid clinical trial	2,972	2,119
Deferred offering costs	724	724
Prepaid insurance	333	388
Prepaid bonus	23	18
Other	510	448
Total prepaid expenses and other current assets	$9,032	$8,537

Property, plant and equipment, net consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Leasehold improvements	$2,091	$2,091
Laboratory equipment	2,868	2,868
Computer equipment	1,115	1,115
Furniture and fixtures	878	898
Construction in progress	9,498	9,633
	16,450	16,605
Accumulated depreciation	(2,311)	(1,642)
Property, plant and equipment, net	$14,139	$14,963

In November 2022, the Company recognized a non-cash impairment charge of $36.4 million for the manufacturing facility asset group, of which $26.3 million relates to construction in progress and finance lease right-of-use assets. The impairment charge was estimated using a discounted cash flow model and recorded in the consolidated statements of operations for the year ended December 31, 2022. Property, plant and equipment, net includes $1.1 million and $1.3 million of assets capitalized as finance leases as of June 30, 2023 and December 31, 2022, respectively.

Depreciation expense was $0.4 million and $0.3 million for the three months ended June 30, 2023 and 2022, respectively. Depreciation expense was $0.7 million and $0.5 million for the six months ended June 30, 2023 and 2022, respectively.

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrued research and development	$7,016	$8,190
Accrued license fees	3,500	—
Accrued clinical trial	2,159	1,473
Accrued compensation	2,049	2,519
Accrued severance	1,754	1,463
Lease liabilities, current portion	1,638	1,521
Accrued professional and consulting fees	580	390
Warrant liability	252	—
Accrued property, plant and equipment	—	2,081
Other	684	650
Total accrued expenses and other current liabilities	$19,632	$18,287

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

The Company is obligated to pay operating costs and utilities applicable to the Expansion Premises. Total future minimum lease payments under the Dallas Lease Amendment over the initial 10-year term are approximately $6.0 million. The Company will be responsible for costs of constructing interior improvements within the Expansion Premises that exceed a $40.00 per rentable square foot construction allowance provided by the Dallas Landlord.

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

The Company was not required to provide a security deposit in connection with its entry into the Durham Lease. The Company will be responsible for constructing interior improvements within the Facility. The Company was required to place $2.6 million in an escrow account which will be released when the improvements are substantially complete. The escrow funds are recorded as restricted cash on the condensed consolidated balance sheet as of June 30, 2023. The Durham Landlord has the right to terminate the Durham Lease upon specified events of default, including the Company’s failure to pay rent in a timely manner and upon the occurrence of certain events of insolvency with respect to the Company.

Summary of all lease costs recognized under ASC 842

The following table summarizes the lease costs recognized under ASC 842 and other information pertaining to the Company's operating leases for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost	$708	$535	$1,360	$1,108
Variable lease cost	243	194	486	387
Total lease cost	$951	$729	$1,846	$1,495

Supplemental information related to the remaining lease term and discount rate are as follows:

	June 30, 2023	December 31, 2022
Weighted average remaining lease term (in years) - Finance leases	3.38	3.88
Weighted average remaining lease term (in years) - Operating leases	11.07	11.45

Weighted average discount rate - Finance leases	10.52%	10.51%
Weighted average discount rate - Operating leases	7.75%	7.72%

Supplemental cash flow information related to the Company's operating leases are as follows (in thousands):

	For the Six Months Ended June 30,
	2023	2022
Operating cash flows for operating leases	$1,631	$726

As of June 30, 2023, future minimum commitments under ASC 842 under the Company's operating and finance leases were as follows (in thousands):

Year Ending December 31,	Operating	Finance
2023	$1,425	$227
2024	2,918	454
2025	3,021	454
2026	2,485	399
2027	2,577	—
Thereafter	19,721	—
Total lease payments	32,147	1,534
Less: imputed interest	(11,318)	(273)
Total lease liabilities	$20,829	$1,261
Lease liabilities, current	1,301	337
Lease liabilities, non-current	19,528	924
Total lease liabilities	$20,829	$1,261

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

The following table summarizes the allocation of the transaction price to the three performance obligations at contract inception (in thousands):

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

During the six months ended June 30, 2023, the Company determined that the total estimated costs to be incurred to satisfy the performance obligation associated with Rett research and development activities had increased from the cost estimate used for the year ended December 31, 2022, and the three months ended March 31, 2023. The cumulative impact of this change would have resulted in a $3.1 million decrease related to revenue previously recognized based on prior cost estimates.

The Company recognized revenue of $2.4 million and $7.1 million from Rett research and development activities for the three and six months ended June 30, 2023, respectively. As of June 30, 2023, the Company recorded deferred revenue of $20.2 million within current liabilities and $6.2 million within long-term liabilities in the accompanying consolidated balance sheet. The Company will recognize revenues for these performance obligations as they are satisfied.

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

The Term Loans may be prepaid in full through August 12, 2023, with payment of a 1.00% prepayment premium, after which they may be prepaid in full with no prepayment premium. An additional final payment of 7.5% of the amount of Terms Loans advanced by the Lenders (“Exit Fee”) will be due upon prepayment or repayment of the Term Loans in full. The Exit Fee of $3.0 million was recorded as debt discount and has also been fully accrued within non-current liabilities as of June 30, 2023. The debt discount is being accreted using the effective interest method over the term of the Term Loans within interest expense in the condensed consolidated statements of operations.

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

The Term Loan Agreement also contains customary representations and warranties, and also includes customary events of default, including payment default, breach of covenants, change of control, and material adverse effects. The Company was in compliance with all covenants under the Term Loan Agreement as of June 30, 2023. Upon the occurrence of an event of default, a default interest rate of an additional 5% per annum may be applied to the outstanding loan balances, and the Lenders may declare all outstanding obligations immediately due and payable and exercise all of its rights and remedies as set forth in the Term Loan Agreement and under applicable law.

During the three and six months ended June 30, 2023, the Company recognized interest expense related to the Term Loan of $1.4 million and $2.7 million, respectively.

Future principal debt payments on the loan payable as of June 30, 2023 are as follows (in thousands):

Year Ending December 31,
2023	$—
2024	6,667
2025	20,000
2026	13,333
Total principal payments	40,000
Unamortized debt discount	(1,646)
Term Loan, net	$38,354

On March 10, 2023, Silicon Valley Bank, based in Santa Clara, California, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. On March 27, 2023, First Citizens Bank purchased the remaining assets, deposits and loans of Silicon Valley Bank. As a result, the portion of the Company's term loans previously held by Silicon Valley Bank is now held by Silicon Valley Bank as a division of First-Citizen’s Bank & Trust Company. The remaining portion of the Company's term loans are still held by SVB Capital, which is currently in bankruptcy proceedings.

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

Abeona CLN1 Agreements

In August 2020, the Company entered into license and inventory purchase agreements (collectively, the “Abeona Agreements”) with Abeona Therapeutics Inc. (“Abeona”) for worldwide exclusive rights to certain intellectual property rights and know-how relating to the research, development and manufacture of ABO-202, an AAV-based gene therapy for CLN1 disease (also known as infantile Batten disease). Under the terms of the Abeona Agreements, the Company made initial cash payments to Abeona of $3.0 million for the license fee and $4.0 million for purchase of clinical materials and reimbursement for previously incurred development costs in October 2020. In exchange for the license rights, the Company recorded an aggregate of $7.0 million within research and development expenses in the consolidated statements of operations for the year ended December 31, 2020, since the acquired license or acquired inventory do not have an alternative future use. The Company is obligated to make up to $26.0 million in regulatory-related milestones and up to $30.0 million in sales-related milestones per licensed CLN1 product. The Company will also pay an annual earned royalty in the high single digits on net sales of any licensed CLN1 products. The license agreement with Abeona (the “Abeona License Agreement”) expires on a country-by-country and licensed product-by-licensed product basis upon the expiration of the last royalty term of a licensed product. Either party may terminate the Abeona License Agreement upon an uncured material breach of the agreement or insolvency of the other party. The Company may terminate the Abeona License Agreement for convenience upon specified prior written notice to Abeona.

In December 2021, a regulatory milestone was triggered in connection with this agreement and therefore the Company recorded $3.0 million within research and development expenses in the consolidated statements of operations for the year ended December 31, 2021. The milestone fee was paid in January 2022 and classified as an investing cash outflow in the condensed consolidated statements of cash flows for the six months ended June 30, 2022. No additional milestone payments were made or triggered in connection with this agreement during the six months ended June 30, 2023.

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

In connection with the Abeona Rett Agreement, the Company paid Abeona a one-time upfront license fee of $3.0 million which was recorded in research and development expenses in the consolidated statements of operations for the year ended December 31, 2020, since the acquired license does not have an alternative future use. The Company is obligated to pay Abeona up to $26.5 million in regulatory-related milestones and up to $30.0 million in sales-related milestones per licensed Rett product and high single-digit royalties on net sales of licensed Rett products. Royalties are payable on a licensed product-by-licensed product and country-by-country basis until the latest of the expiration or revocation or complete rejection of the last licensed patent covering such licensed product in the country where the licensed product is sold, the loss of market exclusivity in such country where the product is sold, or, if no licensed product exists in such country and no market exclusivity exists in such country, ten years from first commercial sale of such licensed product in such country.

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

In March 2022, the Company’s clinical trial application ("CTA") filing for TSHA-102 for the treatment of Rett Syndrome was approved by Health Canada and therefore triggered a regulatory milestone payment in connection with the Abeona Rett Agreement. The Company recorded $1.0 million within research and development expenses in the condensed consolidated statements of operations for the six months ended June 30, 2022. The $1.0 million regulatory milestone fee was paid in July 2022. In May 2023, the Company dosed the first patient with TSHA-102 in the Phase 1/2 REVEAL trial evaluating the safety and preliminary efficacy of TSHA-102 in adult patients with Rett syndrome and therefore triggered a milestone payment in connection with the Abeona Rett Agreement. The Company recorded $3.5 million within research and development expenses in the condensed consolidated statements of operations for the six months ended June 30, 2023. This milestone fee was not paid as of June 30, 2023 and has been recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheet as of June 30, 2023. No additional milestone payments were made or triggered in connection with the Abeona Rett Agreement during the six months ended June 30, 2023.

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

Under the terms of the GAN Agreement, in exchange for granting the Company the exclusive worldwide rights to TSHA-120, HHF received an upfront payment of $5.5 million and will be eligible to receive clinical, regulatory and commercial milestones totaling up to $19.3 million, as well as a low, single-digit royalty on net sales upon commercialization of the product. No additional milestone payments were made or triggered in connection with the GAN Agreement during the six months ended June 30, 2023.

License Agreement for CLN7

In March 2022, the Company entered into a license agreement with UT Southwestern (the “CLN7 Agreement”) pursuant to which the Company obtained an exclusive worldwide, royalty-bearing license with right to grant sublicenses to develop, manufacture, use, and commercialize licensed products for gene therapy for CLN7, a form of Batten Disease. In connection with the CLN7 Agreement, the Company paid a one-time upfront license fee of $0.3 million. The Company recorded the upfront license fee in research and development expense in the condensed consolidated statements of operations since the acquired license does not have an alternative future use. The Company is obligated to pay UT Southwestern up to $7.7 million in regulatory-related milestones and up to $7.5 million in sales-related milestones, as well as a low, single-digit royalty on net sales upon commercialization of the product. No additional milestone payments were made or triggered in connection with the CLN7 Agreement during the six months ended June 30, 2023.

Note 8—Stock-Based Compensation

On July 1, 2020, the Company’s board of directors approved the 2020 Equity Incentive Plan (“Existing Plan”) which permits the granting of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and other stock-based awards to employees, directors, officers and consultants. As of September 16, 2020, the approval date of the New Plan (as defined below), no additional awards will be granted under the Existing Plan. The terms of the Existing Plan will continue to govern the terms of outstanding equity awards that were granted prior to approval of the New Plan.

On September 16, 2020, the Company’s stockholders approved the 2020 Stock Incentive Plan (“New Plan”), which became effective upon the execution of the underwriting agreement in connection with the IPO. The number of shares of common stock reserved for issuance under the New Plan automatically increases on January 1 of each year, for a period of ten years, from January 1, 2021, continuing through January 1, 2030, by 5% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Company’s board of directors. On January 1, 2023, the Company’s board of directors increased the number of shares of common stock reserved for issuance under the New Plan by 3,160,375 shares.

Furthermore, on September 16, 2020, the Company’s stockholders approved the Employee Stock Purchase Plan (“ESPP”), which became effective upon the execution of the underwriting agreement in connection with the IPO. The maximum number of shares of common stock that may be issued under the ESPP will not exceed 362,000 shares of common stock, plus the number of shares of common stock that are automatically added on January 1st of each year for a period of up to ten years, commencing on the first January 1 following the IPO and ending on (and including) January 1, 2030, in an amount equal to the lesser of (i) one percent (1.0%) of the total number of shares of capital stock outstanding on December 31st of the preceding calendar year, and (ii) 724,000 shares of common stock. No shares were added to the ESPP in 2021. On January 1, 2022 and 2023, the Company’s board of directors increased the number of shares of common stock reserved for issuance under the ESPP by 384,739 and 632,075 respectively. The Company has issued 108,993 shares of common stock under the ESPP as of June 30, 2023.

The number of shares available for grant under the Company's incentive plans were as follows:

	Existing	New
	Plan	Plan	Total
Available for grant - December 31, 2022	—	1,067,682	1,067,682
Plan adjustments and amendments	(667,828)	3,828,203	3,160,375
Grants	—	(5,191,357)	(5,191,357)
Forfeitures	667,828	2,707,496	3,375,324
Available for grant - June 30, 2023	—	2,412,024	2,412,024

Stock Options

For the three months ended June 30, 2023, 1,427,100 shares of common stock under the New Plan were awarded with a weighted-average grant date fair value per share of $0.50. For the six months ended June 30, 2023, 2,470,471 shares of common stock under the New Plan were awarded with a weighted-average grant date fair value per share of $0.65. The stock options vest over one to four years and have a ten-year contractual term.

The following weighted-average assumptions were used to estimate the fair value of time-based vesting stock options that were granted during the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Risk-free interest rate	3.72%	2.77%	3.61%	2.16%
Expected dividend yield	—	—	—	—
Expected term (in years)	5.8	6.0	5.9	6.1
Expected volatility	81%	76%	81%	76%

The following table summarizes time-based vesting stock option activity, during the six months ended June 30, 2023:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Stock	Exercise	Contractual	Value
	Options	Price	Life (in years)	(in thousands)
Outstanding at December 31, 2022	6,158,078	$11.84	8.9	$62
Options granted	2,470,471	0.91	—	—
Options cancelled or forfeited	(1,927,564)	11.19	—	—
Options expired	(732,376)	23.28	—	—
Outstanding at June 30, 2023	5,968,609	$6.12	9.1	$—
Options exercisable at June 30, 2023	1,049,702	$18.55	7.5	$—

The aggregate intrinsic value in the above table is calculated as the difference between the fair value of the Company’s common stock at the respective reporting date and the exercise price of the stock options. As of June 30, 2023, the total unrecognized compensation related to unvested time-based vesting stock option awards granted was $10.9 million, which the Company expects to recognize over a weighted-average period of approximately 2.4 years. No stock options were exercised during the period.

Performance Stock Options

In February 2023, the Company issued options to purchase 70,235 shares of common stock to employees under the New Plan that contain performance-based vesting conditions, subject to continued employment through each anniversary and achievement of the performance conditions. The grant date fair value of these awards was not material. As of June 30, 2023, 58,346 of the shares subject to the performance-based options were outstanding, all of which vested during the period. No stock options were exercised during the period.

In May 2023, the Company issued options to purchase 2,166,653 shares of common stock to employees under the New Plan that contain both service and performance-based vesting conditions with a weighted average grant date fair value per share of $0.50. The stock options have a 10-year contractual term and vest over 3.6 years if a combination of clinical, regulatory and financing performance conditions are achieved. As of June 30, 2023, no compensation expense was recorded related to the awards as achievement of the performance conditions was not considered probable. The following assumptions were used to estimate the fair value of performance and service-based stock options that were granted during the six months ended June 30, 2023:

	For the three months ended	For the six months ended
	June 30, 2023
Risk-free interest rate	4.04%	4.02%
Expected dividend yield	—	—
Expected term (in years)	6.0	6.0
Expected volatility	81%	81%

Market-based Stock Options

In February 2023, the Company issued options to purchase 70,233 shares of common stock to employees under the New Plan that contain a market-based vesting condition, subject to continued employment through each anniversary and achievement of the market condition. The grant date fair value of the stock options that contain market-based vesting conditions was not material. As of June 30, 2023, 58,344 of the shares subject to the stock options that contain a market-based vesting condition were outstanding, and no options vested during the period.

Restricted Stock Units

In February 2023, the Company issued 81,236 RSUs to employees under the New Plan. The RSUs are subject to a service-based vesting condition. The service-based RSUs vest in equal annual installments over a four-year period. The Company at any time may accelerate the vesting of the RSUs. Such shares are not accounted for as outstanding until they vest.

The Company's default tax withholding method for RSUs granted prior to 2023 is the sell-to-cover method, in which shares with a market value equivalent to the tax withholding obligation are sold on behalf of the holder of the RSUs upon vesting and settlement to cover the tax withholding liability and the cash proceeds from such sales are remitted by the Company to taxing authorities. For RSUs granted in 2023, the Company's tax withholding policy allows the RSU holder to choose to either pay cash to the Company for the tax withholding obligation or elect the net withholding method, in which shares with a market equivalent to the tax withholding obligation are withheld and the net shares are issued to the RSU holder.

In March 2023, the Company issued 251,296 RSUs to the former President and Chief Executive officer of the Company in connection with his resignation from the Company and Board of Directors. The RSUs vested immediately.

The Company’s RSU activity for the six months ended June 30, 2023 was as follows:

		Weighted
		Average
		Grant Date
	Number	Fair Value
	of Shares	per Share
Nonvested at December 31, 2022	1,257,844	$6.52
Restricted units granted	332,532	1.06
Vested	(474,209)	3.01
Cancelled or forfeited	(658,343)	5.18
Nonvested at June 30, 2023	457,824	$8.12

As of June 30, 2023, the total unrecognized compensation related to unvested RSUs granted was $2.6 million which is expected to be amortized on a straight-line basis over a weighted-average period of approximately 1.1 years.

Performance and Market-based Restricted Stock Units

In February 2023, the Company issued 81,233 RSUs to employees under the New Plan that contain a combination of performance and market-based vesting conditions, subject to continued employment through each anniversary and achievement of market and performance conditions. The grant date fair value of the RSUs that contain performance and market-based vesting conditions was not material. As of June 30, 2023, 34,673 of the RSUs were unvested and still outstanding and 34,671 RSUs vested and were settled during the period.

Restricted Stock Awards

The Company’s former President and Chief Executive Officer, was awarded 769,058 RSAs under the Existing Plan on July 1, 2020, which vested over a three-year term, subject to continuous employment. The fair value of these RSAs at the grant date of July 1, 2020, was $5.28 per share. On March 2, 2023, the Company’s former President and Chief Executive Officer resigned from the Board of Directors, therefore cancelling any remaining unvested tranches.

The Company’s RSA activity for the six months ended June 30, 2023 was as follows:

		Weighted
		Average
		Grant Date
	Number	Fair Value
	of Shares	per Share
Nonvested at December 31, 2022	85,494	$5.28
Restricted stock granted	—	—
Vested	(64,120)	5.28
Cancelled or forfeited	(21,374)	5.28
Nonvested at June 30, 2023	—	$—

Employee Stock Purchase Plan

In February 2022, the Company’s board of directors authorized the first offering under the ESPP. Under the ESPP, eligible employees may purchase shares of Taysha common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods. An employee’s payroll deductions under the ESPP are limited to 15% of the employee’s compensation and employees may not purchase more than 1,800 of shares of Taysha common stock during any offering period. During the six months ended June 30, 2023 and 2022, stock-based compensation expense related to the ESPP was not material.

Stock-based Compensation Expense

The following table summarizes the total stock-based compensation expense for the stock options, ESPP, RSAs and RSUs recorded in the condensed consolidated statements of operations for the three and six months ended June 30, 2023 and 2022 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Research and development expense	$1,082	$1,316	$819	$3,893
General and administrative expense	1,140	2,825	3,078	5,577
Total	$2,222	$4,141	$3,897	$9,470

Note 9—Warrants

In April 2023, the Company entered into a securities purchase agreement (the “SSI Securities Purchase Agreement”), with two affiliates of SSI Strategy Holdings LLC (“SSI”), named therein (the “SSI Investors”) pursuant to which the Company agreed to issue and sell to the SSI Investors in a private placement (the “SSI Private Placement”), 705,218 shares of its common stock (the “SSI Shares”) and warrants (the “SSI Warrants”) to purchase an aggregate of 525,000 shares of the Company's common stock (the “Warrant Shares”). SSI provides certain consulting services to the Company. Each SSI Warrant has an exercise price of $0.7090 per Warrant Share, which was the closing price of the Company's common stock on the Nasdaq Global Market on April 4, 2023. The SSI Warrants issued in the SSI Private Placement provide that the holder of the SSI Warrants will not have the right to exercise any portion of its SSI Warrants until the achievement of certain clinical and regulatory milestones related to the Company's clinical programs. The SSI Private Placement closed on April 5, 2023. Gross proceeds of the SSI Private Placement were $0.5 million.

The Company concluded that the SSI Warrants do not meet the criteria for equity classification under the guidance of ASC 815 due to settlement provisions that permit the holder to receive a variable number of shares in the event of a specified fundamental transaction as well as provisions that permit the holder to participate in dividends. As the SSI Warrants do not meet the criteria for equity classification, the Company recorded the warrants as liabilities at their fair value. This liability is subject to remeasurement at each balance sheet date until the warrants are exercised or expire, and any change in fair value is recognized in the Company’s condensed consolidated statement of operations.

The Company determined the fair value of the SSI Warrants at issuance was $0.3 million using the Black-Scholes-Merton option pricing model. The following assumptions were used to estimate the fair value of the warrants:

Risk-free interest rate	3.46%
Expected dividend yield	—
Expected term (in years)	5.2
Expected volatility	81%

The fair value adjustment as of June 30, 2023 was immaterial. As of June 30, 2023, 150,000 of the SSI Warrants have vested and are exercisable. No warrants were exercised during the period.

Note 10—Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Since the Company had a net loss in all periods presented, basic and diluted net loss per common share are the same.

The following table represents the calculation of basic and diluted net loss per common share (in thousands, except share and per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(24,598)	$(34,092)	$(42,220)	$(84,409)
Weighted-average shares of common stock outstanding used to compute net loss per common share, basic and diluted	64,244,531	40,142,403	63,755,435	39,163,996
Net loss per common share, basic and diluted	$(0.38)	$(0.85)	$(0.66)	$(2.16)

The following common stock equivalents outstanding as of June 30, 2023 and 2022 were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti‑dilutive:

	June 30, 2023	June 30, 2022
Unvested RSUs	492,497	1,340,624
Unvested RSAs	—	213,735
Stock options	8,251,952	5,148,695
Warrants	525,000	—
Total	9,269,449	6,703,054

Note 11—Income Taxes

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

As of June 30, 2023, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2022.

Note 12—Commitments and Contingencies

Litigation

The Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims. From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.

Commitments

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. The Company’s maximum exposure under these arrangements is unknown at June 30, 2023. The Company does not anticipate recognizing any significant losses relating to these arrangements.

Note 13 – Strategic Reprioritization

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

The Company expects payment of these costs to be complete by March 31, 2024. The amount of accrued severance recorded as of June 30, 2023 is as follows (in thousands):

As of June 30, 2023
Accrued severance balance as of December 31, 2022	$1,463
Severance recorded	2,691
Severance paid	(2,400)
Accrued severance balance as of June 30, 2023	$1,754

Note 14 – Retirement Plan

In July 2021, the Company adopted a 401(k) retirement savings plan that provides retirement benefits to all full-time employees. Eligible employees may contribute a percentage of their annual compensation, subject to Internal Revenue Service limitations. The Company contributed $0.1 million and $0.1 million to the 401(k) retirement savings plan for the three months ended June 30, 2023 and 2022, respectively. The Company contributed $0.2 million and $0.6 million to the 401(k) retirement savings plan for the six months ended June 30, 2023 and 2022, respectively.

Note 15– Subsequent Events

Private Placement

On August 14, 2023, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional and other accredited investors (the “Purchasers”), pursuant to which the Company agreed to sell and issue to the Purchasers in a private placement transaction (the “Private Placement”) (i) 122,412,376 shares (the “Shares”) of the Company’s common stock, par value $0.00001 (“Common Stock”), and (ii) with respect to certain Purchasers, pre-funded warrants to purchase 44,250,978 shares of Common Stock (the “Pre-Funded Warrants”) in lieu of Shares. The purchase price per share of Common Stock is $0.90 per share (the “Purchase Price”), and the purchase price for the Pre-Funded Warrants is the Purchase Price minus $0.001 per Pre-Funded Warrant.

The Pre-Funded Warrants have a per share exercise price of $0.001, subject to proportional adjustments in the event of stock splits or combinations or similar events. The Pre-Funded Warrants will not expire until exercised in full. The Pre-Funded Warrants may not be exercised if the aggregate number of shares of Common Stock beneficially owned by the holder thereof immediately following such exercise would exceed a specified beneficial ownership limitation; provided, however, that a holder may increase or decrease the beneficial ownership limitation by giving 61 days’ notice to the Company, but not to any percentage in excess of 19.99%. The Pre-Funded Warrants will only be exercisable upon receipt of stockholder approval of an increase in the authorized shares of the Company's common stock (the “Stockholder Approval”), which the Company will first seek to obtain at a special meeting of stockholders to be held by December 31, 2023. If the Company does not obtain Stockholder Approval by December 31, 2023, it is required to pay liquidated damages of 2.0% of the aggregate purchase price paid by each holder of Pre-Funded Warrants. For any subsequent failure to obtain Stockholder Approval, the Company is required to pay an additional 2.0% as liquidated damages.

The closing of the Private Placement is expected to occur on or before August 16, 2023 (the “Closing”), subject to customary closing conditions. The total gross proceeds to the Company at the Closing are expected to be approximately $150 million, before deducting placement agent commissions and offering expenses payable by the Company.

Under the terms of the Purchase Agreement, the Company has agreed to prepare and file, within 15 days after the Closing (the “Filing Deadline”), one or more registration statements with the Securities and Exchange Commission (the “SEC”) to register for resale the Common Stock issued under the Purchase Agreement and the shares of Common Stock issuable upon conversion of the Pre-Funded Warrants (the “Warrant Shares”) issued pursuant to the Purchase Agreement (together, the “Registrable Securities”), and to cause the applicable registration statements to become effective within a specified period after the Filing Deadline (the “Effectiveness Deadline”). The Company also agreed to use its best efforts to keep such registration statement effective until the earlier of (i) the third anniversary of the Effectiveness Date, as defined in the Purchase Agreement, or (ii) the date all Shares and Warrant Shares (assuming cashless exercise) held by or issuable to a Holder may be sold under Rule 144 without being subject to any volume, manner of sale or publicly available information requirements.

The Company has also agreed, among other things, to pay all Registration Expenses, as defined in the Purchase Agreement, which excludes the fees of legal counsel for any Holder, as defined in the Purchase Agreement. All selling commissions applicable to the sale of Registrable Securities and all fees and expenses of legal counsel for any Holder, as defined in the Purchase Agreement, shall be borne by such Holder.

In the event the registration statement has not been filed by the Filing Deadline or has not been declared effective by the SEC by the Effectiveness Deadline, each as defined in the Purchase Agreement, subject to certain limited exceptions, the Company has agreed to make pro rata payments to each Purchaser as liquidated damages in an amount equal to 1.0% of the Purchaser’s Subscription Amount, as defined in the Purchase Agreement, per 20-day period or pro rata for any portion thereof for each such 20-day period during which such event continues, subject to certain caps set forth in the Purchase Agreement.

The Purchase Agreement contains customary representations, warranties and covenants that were made solely for the benefit of the parties to the Purchase Agreement. Such representations, warranties and covenants (i) are intended as a way of allocating risk between the parties to the Purchase Agreement and not as statements of fact, and (ii) may apply standards of materiality in a way that is different from what may be viewed as material by stockholders of, or other investors in, the Company. Accordingly, the Purchase Agreement is included with this filing only to provide investors with information regarding the terms of transaction and not to provide investors with any other factual information regarding the Company. Investors should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or condition of the Company or any of its subsidiaries or affiliates. Moreover, information concerning the subject matter of the representations and warranties may change after the date of the Purchase Agreement, which subsequent information may or may not be fully reflected in public disclosures.

The Company has granted the Purchasers customary indemnification rights in connection with the registration statement. The Purchasers have also granted the Company customary indemnification rights in connection with the registration statement.

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

In April 2021, we acquired exclusive worldwide rights to TSHA-120, a clinical-stage, intrathecally dosed AAV9 gene therapy program for the treatment of GAN. A Phase 1/2 clinical trial of TSHA-120 is being conducted by the National Institutes of Health, or NIH, under an accepted investigational new drug application, or IND. We reported clinical safety and functional MFM32, a validated 32-item scale for motor function measurement developed for neuromuscular diseases, data from this trial for the highest dose cohort of 3.5x1014 total vector genomes, or vg, (by dot blot) and 1.0x1014 total vg (by ddPCR) in January 2022, where we saw continued clinically meaningful slowing of disease progression similar to that achieved with the lower dose cohorts, which we considered confirmatory of disease modification. We recently completed a commercially representative Good Manufacturing Practices, or GMP, batch of TSHA-120, which demonstrated that the pivotal lots from the commercial grade material were generally analytically comparable to the original clinical trial material. Release testing for this batch was completed in the fourth quarter of 2022. In September 2022, we submitted a meeting request to the U.S. Food and Drug Administration, or the FDA, and were granted a Type B end-of-Phase 2 meeting via teleconference on December 13, 2022. In January 2023, we reported feedback from the Type B end-of-Phase 2 meeting with the FDA following receipt of the formal meeting minutes. The FDA provided additional clarity for TSHA-120 where MFM32 was acknowledged as an acceptable endpoint with a recommendation to dose additional patients in a double-blind, placebo-controlled design to support a Biologics License Application, or BLA. The FDA acknowledged that our overall approach to manufacturing of commercial material was appropriate pending review of a planned Chemistry, Manufacturing and

Controls, or CMC, data package for TSHA-120. Subsequently, we submitted follow up questions in response to the formal meeting minutes. The FDA clarified MFM32 as a relevant primary endpoint in the setting of a randomized, double-blind, placebo-controlled trial and acknowledged Taysha's challenge in designing such study due to the ultra-rare nature of GAN. The FDA was open to acceptance of more uncertainty due to difficulty in enrolling a sufficient number of patients and regulatory flexibility in a controlled trial setting. In addition, the FDA indicated it was willing to consider alternative study designs utilizing objective measurements to demonstrate a relatively large treatment effect that is self-evident and clinically meaningful. The FDA acknowledged that the size of the safety database will be a review issue and acceptance of the existing safety data from treated patients will depend on demonstration of product comparability. We have completed the CMC module 3 amendment submission detailing drug comparability data and received feedback in July 2023. The FDA concluded that analytical data is sufficient to support the comparability study (comparing early clinical and pivotal lots) and pivotal lot release for use in planned clinical studies.

We are evaluating TSHA-102 in the REVEAL Phase 1/2 clinical trial, which is an open-label, dose escalation, randomized, multicenter study that is examining the safety and efficacy of TSHA-102 in adult female patients with Rett syndrome. We dosed the first adult patient with Rett syndrome in the first half of 2023. The independent data monitoring committee, or IDMC, meeting to review the initial safety data from the first patient took place in the early third quarter of 2023 at which time the IDMC provided clearance to dose the next patient. There have been no treatment-emergent serious adverse events as of the six-week assessment post-treatment. We will continue to report quarterly updates on available clinical data from the adult study. We submitted a clinical trial application, or CTA, to the United Kingdom’s Medicines and Healthcare Products Regulatory Agency, or MHRA, for pediatric patients with Rett syndrome and submitted an IND application for pediatric patients with Rett syndrome to the FDA for TSHA-102 early in the third quarter of 2023. In August 2023, we received clearance from the FDA on our IND for TSHA-102 in pediatric patients with Rett syndrome.

We have a limited operating history. Since our inception, our operations have focused on organizing and staffing our company, business planning, raising capital and entering into collaboration agreements for conducting preclinical research and development activities for our product candidates. Both of our lead product candidates are still in the clinical stage. We do not have any product candidates approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through: (i) the sale of equity, raising an aggregate of $439.0 million of gross proceeds from our initial public offering, or the IPO, sales of common stock pursuant to our Sales Agreement (as defined below) and our October 2022 follow-on offering; (ii) pre-IPO private placements of our convertible preferred stock and other private placements of our common stock; (iii) our Term Loan Agreement (as defined below); and (iv) the Astellas Transactions.

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

Since our inception, we have incurred significant operating losses. Our net losses were $42.2 million for the six months ended June 30, 2023 and $84.4 million for the six months ended June 30, 2022. As of June 30, 2023, we had an accumulated deficit of $443.7 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

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

•
work with CMOs for the manufacture current GMP material for clinical trials or potential commercial sales;
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

In a neonatal KO Rett mouse efficacy study, treatment with TSHA-102 resulted in near normalization of survival as shown below. TSHA-102 at the dose of 8.8x1010 vg/mouse, which translates to the Human Equivalent Dose of 2.86x1014 vg/participant significantly improved survival when administered in Postnatal day mice by intracerebroventricular, or ICV, injection. While the longest-lived vehicle‐treated Mecp2‐/Y male survived to 13.3 weeks only, 47% of the treated Mecp2‐/Y males survived to 36 weeks of age, which was the conclusion of the study and all subjects were then sacrificed. The Bird Score, a composite measure of six different phenotypes, was significantly improved in TSHA‐102‐treated KO mice. TSHA‐102 significantly delayed the average age of onset for severe clasping from approximately 7 to 21 weeks and severely abnormal gait from approximately 8 to 20 weeks. TSHA‐102 treatment at 8.8x1010 vg/mouse extended survival significantly in neonatal Mecp2‐/Y males, improved weight, improved their overall phenotypic score, and delayed the age of onset for severely abnormal limb clasping and gait.

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

To illustrate the full therapeutic potential of TSHA-102, additional data was generated, evaluating the efficacy in neonatal mice. TSHA-102 was assessed in a pharmacology study in neonatal KO (Mecp2-/Y) mice. TSHA-102 was administered to postnatal Day 2 (P2) old mouse pups via intracerebroventricular (ICV) route. Efficacy parameters evaluated included body weight (BW), survival, and phenotypic scores (Bird score). TSHA-102 in P2 KO mice at a dose of 8.8x1010 vg/mouse [Human Equivalent Dose, (HED) 2.86x1014 vg/participant] significantly improved survival, BW, and behavior. The median survival for vehicle-treated KO mice was 8.1 weeks. While the longest-lived vehicle‐treated KO mouse survived to only 13.3 weeks, half (47%) of the TSHA-120 treated KO mice survived to 36 weeks of age, the age at which monitoring was ended. TSHA‐102 significantly improved BW in KO mice compared to vehicle treated KO mice. Bird score, a composite measure of six different phenotypes, was significantly improved in TSHA‐102‐treated KO mice. TSHA‐102 significantly delayed the average age of onset for severe clasping from approximately 7 to 21 weeks and severely abnormal gait from approximately 8 to 20 weeks. Overall, TSHA‐102 treatment at 8.8x1010 vg/mouse significantly extended survival in neonatal KO (Mecp2‐/Y) males, improved weight, improved their overall phenotypic score, and delayed the age of onset for severely abnormal limb clasping and gait.

Phase 1/2 REVEAL Clinical Trial

We submitted a CTA for TSHA-102 in November 2021 and announced initiation of clinical development under a CTA approved by Health Canada in March 2022. We are advancing TSHA-102 in the REVEAL Phase 1/2 clinical trial, which is an open-label, dose escalation and dose-expansion, randomized, multicenter study that will examine the safety and efficacy of TSHA-102 in up to 18 adult female patients with Rett syndrome. Participants will receive a single lumbar intrathecal injection of TSHA-102. Dose escalation will evaluate two dose levels of TSHA-102 sequentially. In cohort 1, the first patient was dosed with a dose of 5.7x1014 total vg, and the remaining patients in cohort 1 will receive the same dose, and the second cohort will be given a dose of 1x1015 total vg. The maximum tolerated dose or maximum administered dose established will then be administered during dose expansion. Key assessments will include Rett-specific and global assessments, quality of life, biomarkers, and neurophysiology and imaging assessments as seen below.

Sainte-Justine Mother and Child University Hospital Center in Montreal, Quebec, Canada has been selected as the initial clinical trial site under the direction of Dr. Elsa Rossignol, Assistant Professor Neuroscience and Pediatrics, and Principal Investigator. We dosed the first adult patient with Rett syndrome in the first half of 2023. The IDMC meeting to review the initial clinical data from the first patient took place in the early third quarter of 2023 at which time the IDMC provided clearance to dose the next patient. We plan on dosing the next patient in the third quarter of 2023, with continued dosing of adult patients in the second half of 2023. TSHA-102 demonstrated a well-tolerated safety profile with no treatment-emergent serious adverse events as of six weeks assessment post treatment. We submitted a CTA to the MHRA in pediatric patients with Rett syndrome and submitted an IND application in pediatric patients with Rett syndrome to the FDA for TSHA-102 early in the third quarter of 2023. In August 2023, we received clearance from the FDA on our IND for TSHA-102 in pediatric patients with Rett syndrome.

We have received orphan drug designation and rare pediatric disease designation from the FDA and orphan drug designation from the European Commission for TSHA-102 for the treatment of Rett syndrome.

TSHA-102 REVEAL Clinical Trial Safety and Efficacy Endpoints

Primary efficacy endpoints are patient assessments by clinicians using the Clinical Global Impressions Scale – Improvement, or CGI-I, Rett Syndrome Hand Function Scale, and Revised Motor Behavior Assessment, or R-MBA. Secondary endpoints include patient assessments by clinicians and caregivers using the Clinical Global Impressions Scale – Severity, or CGI-S, the Rett Syndrome Behavior Questionnaire, or RSBQ and other clinical assessment scales.

In the first adult patient dosed, TSHA-102 demonstrated a well-tolerated safety profile with no treatment-emergent serious adverse events as of the six-week assessment post-treatment. In addition, the Principal Investigator (PI) observed significant clinical improvement in multiple domains, including autonomic function (sleep and breathing), vocalization, as well as gross motor skills (gained ability to sit unassisted for three minutes for the first time in over a decade) and fine motor skills (gained ability to hold objects), supported by initial clinical data and video evidence.

In August 2023, we reported initial clinical observations from the first patient dosed in the REVEAL trial. The first patient dosed in the REVEAL trial demonstrated an improvement in key efficacy endpoints four weeks post-TSHA-102 administration as depicted in the graph below.

The patient demonstrated a significant clinical improvement in RSBQ Total Score four weeks post-TSHA-102 administration as depicted in the chart below.

The patient demonstrated a significant clinical improvement in most of the RSBQ sub-scale domains assessed four weeks post-TSHA-102 administration as depicted in the graph below.

No marked changes were seen in the R-MBA data at four weeks post-TSHA-102 administration as depicted in the graph below.

There were no quantifiable seizure events post-TSHA-102 administration through day 35 as depicted in the graph below.

Seizure events on days 6 and 7 prior to TSHA-102 infusion are likely a result of the immunosuppression, impacting background anti-seizure medication levels. We plan to dose the next patient in the REVEAL trial in the third quarter. We will provide quarterly clinical updates on Rett patients.

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

There is an early (classical) and late-onset (non-classical) phenotype associated with the disease, with shared pathophysiology due to accumulation of intermediate filaments. Symptoms and features of children with classical GAN usually develop before the age of five years with distal muscle weakness and sensory loss due to axonal sensory motor neuropathy, manifesting as bilateral foot drop and difficulties with fine motor coordination. An abnormal, wide based, unsteady gait due to CNS and cerebellar involvement is also a common initial clinical manifestation. Children with the classical phenotype typically have dull, tightly curled, coarse hair (“kinky” hair), “giant” axons pathognomonic on a nerve biopsy due to accumulation of intermediate filaments, and progressive spinal cord atrophy and white matter abnormalities, initially around the cerebellar dentate nucleus, on MRI images. Symptoms progress and, as the children grow older, they develop progressive proximal muscle weakness, resulting in difficulties raising their arms and standing from the floor or a chair, scoliosis, distal contractures, progressive gait and limb ataxia, leading to loss of ambulation by the second decade. Progressive optic nerve atrophy, seen early in the disease, results in increasing deterioration of visual acuity in later stages and has been more recently described. Indeed, decreased visual acuity was seen at baseline in approximately half of GAN patients aged 3-21 years, enrolled in a natural history study [Brain. 2021 Nov 29;144(10):3239-3250]. Due to increased respiratory muscle weakness and restrictive respiratory failure as a result of severe scoliosis, assisted ventilation is required in adolescents. GAN patients often die during their late teens or early twenties, typically due to respiratory failure.

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

Source: Preliminary analysis with a data cut as of July 2022

New Comprehensive Data Analysis

Data transfer from NIH has been completed. Since the Type B end-of-Phase 2 meeting with the FDA, we have performed an extensive analysis of the totality of data available from both the natural history and interventional study data to address the FDA’s feedback on the heterogeneity of disease progression in GAN and the effort-dependent nature of MFM32 as a primary endpoint, considering the unblinded study design.

The analysis of the natural history study data showed that GAN is characterized by rapidly progressive, severe CNS and peripheral nervous system, or PNS, degeneration, leading to weakness and early ataxia in all patients. This rapid and predictable progression significantly impacts GAN patients and their caregivers' quality of life (Bharucha-Goebel, Norato et al., 2021), as confirmed by the primary analysis of MFM32. We have developed a disease progression model, or DPM, and applied to cross-sectional and longitudinal data from all natural history classic GAN patients to quantitatively characterize disease progression, similar to other disease models in ultra-rare diseases (Garbade, Zielonka et al. 2021, Barrett, Nicholas et al. 2022). The DPM established classic GAN as a homogenous disease that follows a progressive, monotonic decline across a range of relevant CNS and PNS endpoints. As such, we believe this DPM provides a suitable methodology to utilize the natural history study patients as an external control for comparison to treated patients to evaluate the treatment effect of TSHA-120, consistent with the FDA draft guidance on externally controlled trials (Considerations for the Design and Conduct of Externally Controlled Trials for Drug and Biologic Products, 2023; (Food and Drug Administration, 2023)).

This flexible model does not assume linearity and accounts for changes in rate of decline as patients age, which provides greater utility in a progressive disease like GAN that has observed floor and ceiling effects in many endpoints. Use of the DPM also begins to address the FDA’s feedback regarding the possible effort-dependence of some clinical endpoints in the setting of an open-label, non-randomized, interventional study. When compared to the DPM’s predicted disease progression in untreated patients, the positive treatment response observed across multiple clinical performance and objective biological endpoints in GAN patients treated with TSHA-120, is highly unlikely to occur by chance.

Additional Endpoints

Many additional endpoints have been collected in this clinical trial pre-and post-treatment, and long-term follow up data is being collected. We have identified functional endpoints including MFM32, mFARS (ataxia scale) and LogMAR (visual acuity), electrophysiological endpoints including sensory nerve action potential, or SNAP, and compound muscle action potential, or CMAP, and biological endpoints including nerve fiber density in skin biopsies. When TSHA-120 treated individuals were compared against the expected rate of disease progression from the DPM, a favorable deviation in the trajectory of the disease course was observed across multiple endpoints. These analyses are supportive of the pre-specified Program Advisory and Oversight Committee analysis of the primary and secondary endpoints. At the group level, when reviewed as aggregate data, the majority of measured efficacy endpoints show a drug effect with high probability of slowing disease progression.

With analysis against the DPM, the total estimated annualized rate of decline for MFM32 showed a treatment effect size of 7% with an 81% probability of disease slowing. The treatment effect was primarily observed in Domain 2, which captured axial and proximal motor function (13%; 95% CI = -5% to 30%) and Domain 3, which captured distal motor function (28%; 95% CI = 7% to 47%) with 99% probability of positive treatment effect on slowing disease progression with an estimated treatment effect of 28%. As anticipated for a patient population with impaired baseline ambulatory, the estimated treatment effect among Domain 1 items assessing standing, transfers, and mobility independence, was minimal (-27%; 95% CI = -54% to -3%) and did not predict disease slowing with confidence (1%). Based on the duration of the disease, GAN patients are susceptible to irreversible muscle fibrosis of the lower-limbs and reinnervation would not be expected to restore motor function.

DPM Estimates of MFM32 Total and Domain Scores

Source: Preliminary analysis with a data cut as of May 2023

Additional analyses utilizing FARS and mFARS demonstrated a meaningful treatment effect of TSHA-120, slowing the expected annualized worsening of ataxia. The mFARS scoring range runs from 0 to 93, with a higher score indicating greater impairment. The DPM estimated treatment effect sizes of 31% (mFARS; 95% CI = 7% to 52%) and 29% (FARS; 95% CI = 8% to 47%) with 99% probability of slowing the expected deterioration in ataxic motor function. These results translate approximately to an annualized relative -1.28 change in mFARS and -2.25 FARS scores.

Clinically, these data need to be interpreted in the context of important functions for patients. In particular, hand and arm function are crucial for activities of daily living for patients; thus, any slowing of decline in hand and arm function is directly and clinically relevant and is expected to improve GAN patients’ daily functioning (Johnson-Kerner, Roth et al. 2014, Bailey, Armao et al. 2018). We assessed the relationship between clinical outcome scores and real-world activities of daily living, or (ADL), utilizing the methodology described by Duong and colleagues in 2021 (Duong, Staunton et al. 2021). ADLs span 9 functional categories (speech, swallowing, cutting food and handling utensils, dressing, personal hygiene, falling, walking, quality of sitting position, and bladder function) and are scored on a 5-point Linkert scale, with higher scores indicating greater caregiver dependency. Most participants having already suffered substantial decline or complete loss of mobility by the time they were treated during the interventional study. The smallest functional impact was observed on activities related to ambulation (e.g., walking). Moderate to robust treatment effects were observed in ADL categories related to personal independence and self-care, including self-feeding, completing personal hygiene tasks (i.e., brushing hair and teeth), visual and physical interaction with technology, interpersonal communication, and engagement with the environment in many other ways. These activities are vital to patients’ independence and to reducing caregiver burden and are particularly dependent upon maintaining use of the upper limbs.

DPM Estimates of Activities of Daily Living

Source: Preliminary analysis with a data cut as of May 2023. ADLs reported or determined from MFM32 and FARS assessments. Treatment effect size: 0 = natural history course of disease, 1 = arrest of disease, >1 = absolute improvement of disease. Negative values indicate acceleration vs predicted natural history disease course.

GAN patients experience a progressive decrease in visual acuity and a corresponding increase in the visual acuity of participants, measured by the LogMAR score, during the course of disease. In the GAN natural history study, the LogMAR ranged from 0.0 to 1.2 (mean ± SD: 0.4 ± 0.3) (Zein, Bharucha-Goebel et al. 2016). In the interventional study, patients experienced a decline in visual acuity during the pre-treatment interval of up to 36 months, consistent with an expected natural history decline. With treatment, the DPM estimated treatment effect sizes of 51% (left eye; 95% CI = 33% to 68%) and 70% (right eye; 95% CI = 54% to 84%) and approximate 100% probability of positive treatment effect on slowing disease progression. These results translate to an approximate relative annualized change of -0.06 in the left eye and -0.09 in the right eye.

In addition to the extended analysis of clinical functional endpoints from both the natural history study and the interventional study, we further reviewed objective electrophysiological and biological endpoints. Analysis against the DPM estimated a 100% probability of seeing measurable improvement in nerve response with ulnar SNAP and median SNAP amplitude with an estimated treatment effect of 189% and 152%, respectively. Similarly, aberrant CMAP responses were recorded at baseline, indicating widespread motor unit junction dysfunction among GAN patients, with analysis against the DPM estimating a 94% probability of seeing measurable improvement in the ulnar nerve CMAP amplitude with an estimated treatment effect of 29%.

Four out of the five patients that had stabilization or recovery in SNAPs had increased regenerative clusters on nerve biopsy. An increase in regenerative clusters score is associated with both new nerve fiber injury or a regenerative process, and typical evaluation of regenerative clusters relies on three consecutive measurements (electrophysiology and biopsy). Considering the restoration of SNAP activity that is dependent of axonal integrity in multiple treated patients, reasonable confidence in favor of the interpretation of an active axonal regenerative response to nerve fiber injury can be made. Skin biopsy specimens from the proximal thigh and distal leg collected from interventional study participants at baseline and the contralateral site one-year post-gene transfer were subject to histological examination. Five patients saw stabilization or increases in nerve fiber density of the skin in at least one location of the proximal or distal leg at month 12, including three out of the three high-dose patients and one medium-high dose patient. The examination of epidermal nerve fibers revealed objective evidence that rescue following gene transfer occurred in a dose dependent manner, and these results therefore suggested a specific relationship with TSHA-120 administration.

Results indicated that treatment with TSHA-120 lead to improvements in electrophysiological responses and regeneration of nervous tissue – findings that do not occur in the natural history of GAN. The combination of peripheral nerve improvement allows for preserved hand strength and function, as seen in mFARS, MFM32 Domain 3, and ADL scores. The findings for arm function are crucial to preserving daily functioning for GAN patients, especially since lower limb function is often lost early in the course of disease (Bharucha-Goebel, Norato et al. 2021). We believe the evidence from these non-effort dependent functional and biological data supported the improvements observed in clinician reported outcomes, including the mFARS and MFM32.

Treatment effects observed in categories related to personal independence and self-care, particularly activities involving the use of the upper limbs.

Source: Preliminary analysis with a data cut as of May 2023

Following treatment of TSHA-120, broad drug-effects have been observed in GAN patients, with notable stabilizations apparent across ADLs, functional clinician-reported and performance outcomes, electrophysiological outcomes and in objective biological data. Individually and collectively, TSHA-120 has shown a trend towards efficacy across multiple functional domains and is able to slow the rate of disease progression in ways that are very meaningful for GAN patients. Taken together, we believe these data provide a robust data set from which we can reasonably ascertain the broad efficacy of TSHA-120 in GAN patients. We have submitted a request for a formal meeting with the FDA and anticipate a meeting in the third quarter of 2023 to discuss this new data analysis and inform us on the next steps in the regulatory pathway on GAN.

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
Seropositive (>1:50)
Borderline (1:5-1:50)
Seronegative (<1:5)

*All patients with baseline CSF AAV9 Nab titer < 1:5

Source: NIH

We currently have over seven years of longitudinal data in individual patients with GAN from our ongoing clinical study. Treatment with TSHA-120 was well-tolerated with no significant safety issues. There was no apparent increase in incidence of adverse events with increased dose, no dose-limiting toxicity, no signs of acute or subacute inflammation, no sudden sensory changes and no drug-related or persistent elevation of transaminases. Adverse events related to immunosuppression or study procedures were similar to what was seen with other gene therapies and transient in nature. The most common non-serious adverse events considered possibly or probably related to TSHA-120 included cerebrospinal fluid, or CSF, pleocytosis, leukocytosis, CSF Ig increased, thrombocytosis, headache, and cardiac disorders (electrocardiogram abnormalities). All serious adverse events were assessed as unlikely or unrelated to TSHA-120 except for one serious adverse event of pyrexia considered possibly related to TSHA-120 occurring in a participant treated at the high-dose.

While safety surveillance is ongoing, most events reported to date began within three months of dosing and based on the pattern of occurrence of overall number and percentage of Treatment-Emergent Adverse Events, or TEAEs, assessed as at least possibly related to TSHA-120, there did not appear to be an increase of events with increasing dose of TSHA-120.

Related Treatment-Emergent Adverse Events Reporting Rate Per Patient, Per Interval by Dose – Up to Year 3

M = Month; TEAE = treatment emergent adverse event

Source: Preliminary analysis with a data cut as of May 2023.

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

The TSHA-120 pivotal lot, which yielded over 50 patient doses of TSHA-120 at the highest dose cohort of 1.0x1014 vg by ddPCR, was released in November 2022. This material positions us for future BLA-enabling activities and commercial production. These lots were also placed on stability to provide critical shelf-life data.

In September 2021, we submitted a request for a Scientific Advice meeting for TSHA-120 to the MHRA and were granted a meeting in January 2022. The MHRA agreed on our commercial manufacturing and release assay testing strategy including potency assays. Finally, the MHRA was supportive of our proposal to perform validation work on MFM32 for GAN as a key clinical endpoint and for us to explore the MFM32 items with patients and families as part of this process. In September 2022, we submitted a meeting request to the FDA and were granted a Type B end-of-Phase 2 meeting via teleconference on December 13, 2022. In January 2023, we reported feedback from the Type B end-of-Phase 2 meeting with the FDA following receipt of the formal meeting minutes. The FDA provided additional clarity for TSHA-120 where MFM32 was acknowledged as an acceptable endpoint with a recommendation to dose additional patients in a double-blind, placebo-controlled design to support a BLA. The FDA acknowledged our overall approach to manufacturing of commercial material was deemed appropriate pending review of a planned CMC data package for TSHA-120. Subsequently, we submitted follow-up questions in response to the formal meeting minutes. The FDA clarified MFM32 as a relevant primary endpoint in the setting of a controlled trial and acknowledged our challenge in designing such study due to the ultra-rare nature of GAN. The FDA was open to acceptance of more uncertainty due to difficulty in enrolling a sufficient number of patients and regulatory flexibility in a controlled trial setting. In addition, the FDA indicated it was willing to consider alternative study designs utilizing objective measurements to demonstrate a relatively large treatment effect that is self-evident and clinically meaningful. The FDA acknowledged that the size of the safety database will be a review issue and acceptance of the existing safety data from treated patients will depend on demonstration of product comparability. We have completed the CMC module 3 amendment submission detailing drug comparability data and received feedback in the third quarter of 2023. The FDA concluded that analytical data is sufficient to support the comparability study (comparing early clinical and pivotal lots) and pivotal lot release for use in planned clinical studies.

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

In December 2021 the Company’s CTA filing for TSHA-118 for the treatment of CLN1 disease was approved by Health Canada and therefore triggered a regulatory milestone payment in connection with the Abeona CLN1 Agreement. We recorded $3.0 million within research and development expenses in the consolidated statements of operations for the year ended December 31, 2021. The milestone fee was paid in January 2022 and has been classified as an investing outflow in the condensed consolidated statements of cash flows for the six months ended June 30, 2022. No additional milestone payments were made or triggered during the six months ended June 30, 2023.

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

In March 2022, our CTA filing for TSHA-102 for the treatment of Rett Syndrome was approved by Health Canada and therefore triggered a regulatory milestone payment in connection with the Rett Agreement. We recorded $1.0 million within research and development expenses in the condensed consolidated statements of operations for the six months ended June 30, 2022. This milestone fee was paid in July 2022. In May 2023, we dosed the first patient with TSHA-102 in the Phase 1/2 REVEAL trial evaluating the safety and preliminary efficacy of TSHA-102 in adult patients with Rett syndrome and therefore triggered a milestone payment in connection with this agreement. We recorded $3.5 million within research and development expenses in the condensed consolidated statements of operations for the six months ended June 30, 2023. This milestone fee was not paid as of June 30, 2023 and has been recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheet as of June 30, 2023. No additional milestone payments were made or triggered in connection with this agreement during the six months ended June 30, 2023.

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

Going Concern

Since inception, we have incurred operating losses and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. Losses are expected to continue as we continue to invest in our research and development activities. The assessment of our ability to meet our future obligations is inherently judgmental, subjective and susceptible to change. Based on our current forecast, we believe that we will have sufficient cash, including the anticipated net proceeds from the private placement expected to close in August 2023 (See Note 15 of the financial statements included in this Quarterly Report on Form 10-Q and “—Liquidity and Capital Resources” below), to maintain our planned operations for the next twelve months following the issuance of these condensed consolidated financial statements. However given the inherent uncertainties in the forecast, we have considered both quantitative and qualitative factors that are known or reasonably knowable as of the date that these condensed consolidated financial statements are issued and concluded that there are conditions present in the aggregate that raise substantial doubt about our ability to continue as a going concern.

Recent Developments

NASDAQ Notices

On April 25, 2023, we received a letter from The Nasdaq Stock Market, or Nasdaq, notifying us that, for the previous 30 consecutive business day periods prior to the date of the letter, the closing bid price for our common stock was below $1.00. In accordance with Nasdaq Listing Rule 5810(c)(3)(A) we were provided an initial period of 180 calendar days, or until October 23, 2023, to regain compliance with Nasdaq’s bid price requirement. If, at any time before October 23, 2023, the bid price for our common stock closed at $1.00 or more for a minimum of 10 consecutive business days, we would regain compliance with the bid price requirement, unless Nasdaq staff exercised its discretion to extend this 10-day period pursuant to Nasdaq rules. In the event we do not regain compliance with the minimum bid price requirement by October 23, 2023, we may be eligible for an additional 180-calendar day compliance period if we elect to transfer to The Nasdaq Capital Market to take advantage of the additional compliance period offered on that market. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and would need to provide written notice of our intention to cure the bid price deficiency during the second compliance period. Our failure to regain compliance during this period could result in delisting. During the six months ended June 30, 2023, our board of directors and stockholders approved a series of alternate amendments to our Amended and Restated Certificate of Incorporation to effect a reverse stock split of our common stock, where the board of directors will have the discretion to select the reverse stock split ratio from within a range between and including one-for-five and one-for-twenty. Such reverse stock split, and the reverse stock split ratio, will be at the sole discretion of the board of directors at any time prior to our 2024 Annual Meeting of Stockholders.

On August 3, 2023, we received a further written notice, or the MVLS Notice, from Nasdaq indicating that we are no longer in compliance with the minimum Market Value of Listed Securities, or MVLS, of $50,000,000 required for continued listing on The Nasdaq Global Select Market, as set forth in Nasdaq Listing Rule 5450(b)(2)(A), or the MVLS Requirement. In accordance with Nasdaq Listing Rule 5810(c)(3)(C), we have a period of 180 calendar days, or until January 30, 2024, or the MVLS Compliance Date, to regain compliance with the MVLS Requirement. To regain compliance, our MVLS must close at $50,000,000 or more for a minimum of 10 consecutive business days prior to the MVLS Compliance Date. In the event we do not regain compliance with the MVLS Requirement prior to the Compliance Date, Nasdaq will notify us that our securities are subject to delisting, at which we may appeal the delisting determination to a Nasdaq hearings panel.

Components of Results of Operations

Revenue

Revenue for the six months ended June 30, 2023 was derived from the Astellas Transactions. We recognize revenue as research and development activities related to our Rett program are performed and will recognize revenue related to the Rett and GAN Options at a point in time when the options are exercised or the option period expires.

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

Results of Operations

Results of Operations for the Three Months ended June 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022 (in thousands):

	For the Three Months Ended June 30,
	2023	2022
Revenue	$2,395	$—
Operating expenses:
Research and development	19,791	23,506
General and administrative	5,988	9,867
Total operating expenses	25,779	33,373
Loss from operations	(23,384)	(33,373)
Other income (expense):
Interest income	223	27
Interest expense	(1,440)	(743)
Other income (expense)	3	(3)
Total other income (expense), net	(1,214)	(719)
Net loss	$(24,598)	$(34,092)

Revenue

Revenue related to the Astellas Transactions was $2.4 million for the three months ended June 30, 2023, which was executed in November 2022. The revenue recorded is the result of Rett research and development activities performed during the second quarter of 2023.

Research and Development Expenses

Research and development expenses were $19.8 million for the three months ended June 30, 2023, compared to $23.5 million for the three months ended June 30, 2022. The $3.7 million decrease was due to lower compensation expense as a result of reduced headcount and fewer manufacturing batches and other raw material purchases.

General and Administrative Expenses

General and administrative expenses were $6.0 million for the three months ended June 30, 2023, compared to $9.9 million for the three months ended June 30, 2022. The decrease of $3.9 million was due to reduced compensation from lower headcount, consulting and professional fees.

Other Income (Expense)

Interest Expense

Interest expense was $1.4 million for the three months ended June 30, 2023, compared to $0.7 million for the three months ended June 30, 2022. The increase of approximately $0.7 million was primarily attributable to higher interest expense incurred under the Term Loan Agreement due to higher interest rates on our Term Loan during the three months ended June 30, 2023 compared to the comparative period in the prior year.

Results of Operations for the Six Months ended June 30, 2023 and 2022

The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022 (in thousands):

	For the Six Months Ended June 30,
	2023	2022
Revenue	$7,101	$—
Operating expenses:
Research and development	32,305	61,688
General and administrative	14,739	21,336
Total operating expenses	47,044	83,024
Loss from operations	(39,943)	(83,024)
Other income (expense):
Interest income	542	41
Interest expense	(2,814)	(1,415)
Other income (expense)	(5)	(11)
Total other income (expense), net	(2,277)	(1,385)
Net loss	$(42,220)	$(84,409)

Revenue

Revenue related to the Astellas Transactions was $7.1 million for the six months ended June 30, 2023, which was executed in November 2022. The revenue recorded is the result of Rett research and development activities performed during the first half of 2023.

Research and Development Expenses

Research and development expenses were $32.3 million for the six months ended June 30, 2023, compared to $61.7 million for the six months ended June 30, 2022. The $29.4 million decrease was driven by the effects of the strategic reprioritization efforts taken in March 2022, which resulted in a reduction of $9.2 million in research and development manufacturing and other raw material purchases and $9.0 million in lower compensation expense as a result of headcount reductions. We also incurred $8.7 million in lower expenses in third-party research and development consulting fees, mainly related to pre-clinical studies, and IND-enabling toxicology studies. This was partially offset by an increase in activity surrounding ongoing clinical trial efforts in the Rett REVEAL study.

General and Administrative Expenses

General and administrative expenses were $14.7 million for the six months ended June 30, 2023, compared to $21.3 million for the six months ended June 30, 2022. The decrease of approximately $6.6 million was primarily due to a reduction in consulting expense and lower general and administrative compensation costs.

Other Income (Expense)

Interest Expense

Interest expense was $2.8 million for the six months ended June 30, 2023, compared to $1.4 million for the six months ended June 30, 2022. The increase of approximately $1.4 million was primarily attributable to higher interest expense incurred under the Term Loan Agreement due to higher interest rates on our Term Loan during the six months ended June 30, 2023 compared to the comparative period in the prior year.

Liquidity and Capital Resources

Overview

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses. As of June 30, 2023, we had cash and cash equivalents of $45.1 million. We have funded our operations primarily through equity financings, raising an aggregate of $439.0 million in gross proceeds from equity financings, including from our IPO, the sale of common stock pursuant to the Sales Agreement, our October 2022 Follow-on Offering, private placements of common stock and convertible preferred stock, from our loan agreement with Silicon Valley Bank and from the Astellas Transactions. Specifically, between March and July 2020, we closed on the sale of an aggregate of 10,000,000 shares of Series A convertible preferred stock for gross proceeds of $30.0 million. In July and August 2020, we closed on the sale of an aggregate of 5,647,048 shares of Series B convertible preferred stock for gross proceeds of $96.0 million. In September 2020, we raised gross proceeds of $181.0 million in our initial public offering.

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

On October 5, 2021, we filed a shelf registration statement on Form S-3 with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants and units or any combination thereof up to a total aggregate offering price of $350.0 million. We also simultaneously entered into a Sales Agreement, or the Sales Agreement with SVB Leerink LLC and Wells Fargo Securities, LLC, or the Sales Agents, pursuant to which we may issue and sell, from time to time at our discretion, shares of our common stock having an aggregate offering price of up to $150.0 million through the Sales Agents. In March 2022, we amended the Sales Agreement to, among other things, include Goldman Sachs & Co. LLC as an additional Sales Agent. Any shares of our common stock will be issued pursuant to our shelf registration statement on Form S-3 (File No. 333-260069), or the Shelf Registration Statement, which the SEC declared effective on October 14, 2021; however our use of the Shelf Registration Statement will be limited for so long as we are subject to General Instruction I.B.6 of Form S-3, which limits the amounts that the Company may sell under the Shelf Registration Statement and in accordance with the Sales Agreement. In April 2022, we sold 2,000,000 shares of common stock pursuant to the Sales Agreement and received net proceeds of $11.6 million. No other shares of common stock have been issued and sold pursuant to the Sales Agreement as of June 30, 2023.

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

In April 2023, we entered into a securities purchase agreement, or the SSI Securities Purchase Agreement, with two affiliates of SSI Strategy Holdings LLC, or SSI, named therein, or the SSI Investors, pursuant to which we agreed to issue and sell to the SSI Investors in a private placement, or the SSI Private Placement, 705,218 shares of our common stock, or the SSI Shares, and warrants, or the SSI Warrants, to purchase an aggregate of 525,000 shares of our common stock, or the Warrant Shares. SSI provides certain consulting services to the Company. Each SSI Warrant has an exercise price of $0.7090 per Warrant Share, which was the closing price of our common stock on the Nasdaq Global Market on April 4, 2023. The SSI Warrants issued in the SSI Private Placement provide that the holder of the SSI Warrants will not have the right to exercise any portion of its SSI Warrants until the achievement of certain clinical and regulatory milestones related to our clinical programs. The SSI Private Placement closed on April 5, 2023. Gross proceeds of the SSI Private Placement were $0.5 million.

In August 2023, we entered into a securities purchase agreement, or the August 2023 Securities Purchase Agreement, with certain institutional and other accredited investors, or the Purchasers, pursuant to which we agreed to sell and issue to the Purchasers in a private placement transaction, or the August 2023 Private Placement, (i) 122,412,376 shares, or the Shares, of common stock and (ii) with respect to certain Purchasers, pre-funded warrants to purchase 44,250,978 shares of common stock, or the Pre-Funded Warrants, in lieu of Shares. The purchase price is $0.90 per share, or the Purchase Price and the purchase price for the Pre-Funded Warrants is the Purchase Price minus $0.001 per Pre-Funded Warrant. The closing of the Private Placement is expected to occur on or before August 16, 2023, subject to customary closing conditions. The total gross proceeds are expected to be approximately $150 million, before deducting placement agent commissions and offering expenses payable by us.

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

As of June 30, 2023, our material cash requirements consisted of $33.7 million in total lease payments under our noncancelable leases for equipment, laboratory space and office space. These leases are described in further detail in Note 4 to our unaudited condensed consolidated financial statements located in “Part I – Financial Information, Item 1. Financial Statements” in this Quarterly Report on Form 10-Q. Our most significant purchase commitments consist of approximately $15.6 million in cancellable purchase obligations to our CROs and other clinical trial vendors.

We believe that our existing cash and cash equivalents, including the anticipated net proceeds from the August 2023 Private Placement, will enable us to fund our operating expenses and capital requirements into the third quarter of 2025. We will require additional capital to fund the research and development of our product candidates, to fund our manufacturing activities, to fund precommercial activities of our programs and for working capital and general corporate purposes. The assessment of our ability to meet our future obligations is inherently judgmental, subjective and susceptible to change. Based on our current forecast, we believe that we will have sufficient cash to maintain our planned operations for the next twelve months following the issuance of these condensed consolidated financial statements. However, given the inherent uncertainties in the forecast, we have considered both quantitative and qualitative factors that are known or reasonably knowable as of the date that these condensed consolidated financial statements are issued and concluded that there are conditions present in the aggregate that raise substantial doubt about our ability to continue as a going concern.

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

Cash Flows

The following table shows a summary of our cash flows for the six months ended June 30, 2023 and 2022 (in thousands):

	For the Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(38,952)	$(74,292)
Net cash used in investing activities	(3,852)	(19,540)
Net cash provided by financing activities	7	10,968
Net change in cash, cash equivalents and restricted cash	$(42,797)	$(82,864)

Operating Activities

For the six months ended June 30, 2023, our net cash used in operating activities of $39.0 million primarily consisted of a net loss of $42.2 million, primarily attributable to our spending on research and development expenses. The net loss of $42.2 million was offset by $9.0 million of adjustments for non-cash items, primarily stock-based compensation expense of $3.9 million and the $3.5 million milestone license fee to Abeona related to the dosing of the first adult patient in the TSHA-102 Phase 1/2 REVEAL trial. Additional cash used in operating activities of $7.1 million was due to a decrease in deferred revenue.

For the six months ended June 30, 2022, our net cash used in operating activities of $74.3 million primarily consisted of a net loss of $84.4 million, primarily attributable to our spending on research and development expenses. The net loss of $84.4 million was partially offset by adjustments for non-cash items, primarily stock-based compensation and depreciation expense of $10.0 million.

Investing Activities

During the six months ended June 30, 2023, investing activities used $3.9 million of cash primarily attributable to capital expenditures related to the close out of our in-house manufacturing facility project. During the six months ended June 30, 2022, investing activities used $19.5 million of cash primarily attributable to the regulatory milestone payment of $3.0 million paid to Abeona pursuant to the CLN1 Agreement, and $16.3 million in capital expenditures related to our in-house manufacturing facility.

Financing Activities

During the six months ended June 30, 2023, financing activities provided less than $0.1 million of cash, which is primarily attributable to the proceeds from the SSI Strategy Private Placement, partially offset by the payment of shelf registration costs and other financing transactions. During the six months ended June 30, 2022, financing activities provided $11.0 million of cash, which is primarily attributable to $11.6 million net proceeds from the sale of 2,000,000 shares of common stock pursuant to the Sales Agreement and $0.3 million of ESPP contributions. The proceeds were partially offset by the payment of shelf registration costs, and other financing transactions.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act ), as of the end of the period covered by this Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Form 10-Q was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

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

Risks Related to the Development of our Product Candidates

Interim “top-line” and preliminary results from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publish interim top-line or preliminary results from our clinical trials. Interim results from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or top-line results also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. For example, in August 2023 we announced initial clinical observations from the first adult patient treated in the Phase 1/2 REVEAL trial of TSHA-102. However, those observations may not endure or be repeated in subsequently dosed patients or any age or disease severity, including patients receiving higher doses of TSHA-102. Initial clinical observations also may not translate into success on primary endpoints of the REVEAL trial through week 52. Differences between preliminary or interim data and final data could significantly harm our business prospects and may cause the trading price of our common stock to fluctuate significantly.

Risks Related to Ownership of our Common Stock

If we fail to comply with our obligations in our current and future intellectual property licenses with third parties, we could lose rights that are important to our business.

We are heavily reliant upon licenses to certain patent rights and proprietary technology for the development of our product candidates, in particular the UT Southwestern Agreement and our license agreements with Abeona. These license agreements impose diligence, development and commercialization timelines and milestone payment, royalty, insurance and other obligations on us. If we fail to comply with our obligations, our licensors may have the right to terminate our licenses, in which event we might not be able to develop, manufacture or market any product that is covered by the intellectual property we in-license from such licensor and may face other penalties. Such an occurrence would materially adversely affect our business prospects. For example, in July 2023 we received a notice from Hannah's Hope Foundation that alleges we are in breach of our license agreement relating to TSHA-120 for the treatment of GAN. We believe we are not in breach of such agreement and intend to pursue all avenues with Hannah's Hope Foundation to resolve this dispute; however, there is no guarantee that we will be successful in such effort.

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

On April 25, 2023, we received a letter from Nasdaq, notifying us that, for the previous 30 consecutive business day periods prior to the date of the letter, the closing bid price for our common stock was below $1.00. In accordance with Nasdaq Listing Rule 5810(c)(3)(A) we have been provided an initial period of 180 calendar days, or until October 23, 2023, to regain compliance with Nasdaq’s bid price requirement. If, at any time before October 23, 2023, the bid price for our common stock closes at $1.00 or more for a minimum of 10 consecutive business days, we will regain compliance with the bid price requirement, unless Nasdaq staff exercised its discretion to extend this 10-day period pursuant to Nasdaq rules. During the six months ended June 30, 2023, our board of directors and stockholders approved a series of alternate amendments to our Amended and Restated Certificate of Incorporation to effect a reverse stock split of our common stock, where the board of directors will have the discretion to select the reverse stock split ratio from within a range between and including one-for-five and one-for-twenty. Such reverse stock split, and the reverse stock split ratio, will be at the sole discretion of the board of directors at any time prior to our 2024 Annual Meeting of Stockholders. The continuing effect of a reverse stock split, if effected, cannot be predicted with any certainty. It is possible that the per share price of our common stock after the reverse stock split will not rise in proportion to the reduction in the number of shares outstanding resulting from the reverse stock split, effectively reducing our market capitalization, and there can be no assurance that the market price per post-reverse split share will either exceed or remain in excess of the $1.00 minimum bid price for a sustained period of time.

On August 3, 2023, we received a further written notice, or the MVLS Notice, from Nasdaq indicating that we are no longer in compliance with the minimum Market Value of Listed Securities, or MVLS, of $50,000,000 required for continued listing on The Nasdaq Global Select Market, as set forth in Nasdaq Listing Rule 5450(b)(2)(A), or the MVLS Requirement. In accordance with Nasdaq Listing Rule 5810(c)(3)(C), we have a period of 180 calendar days, or until January 30, 2024, or the MVLS Compliance Date, to regain compliance with the MVLS Requirement. To regain compliance, our MVLS must close at $50,000,000 or more for a minimum of 10 consecutive business days prior to the MVLS Compliance Date. In the event we do not regain compliance with the MVLS Requirement prior to the Compliance Date, Nasdaq will notify us that our securities are subject to delisting, at which we may appeal the delisting determination to a Nasdaq hearings panel.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent Sales of Unregistered Equity Securities

On April 5, 2023, we entered into the SSI Securities Purchase Agreement with the SSI Investors, pursuant to which we agreed to issue and sell to the SSI Investors in the SSI Private Placement 705,218 shares of our common stock, or the SSI Shares, and warrants, or the SSI Warrants, to purchase an aggregate of 525,000 shares of our common stock, or the Warrant Shares. SSI provides certain consulting services to us. Each SSI Warrant has an exercise price of $0.7090 per Warrant Share, which was the closing price of our common stock on the Nasdaq Global Market on April 4, 2023. The SSI Warrants issued in the SSI Private Placement provide that the holder of the SSI Warrants will not have the right to exercise any portion of its SSI Warrants until the achievement of certain clinical and regulatory milestones related to the Company’s clinical programs. The SSI Private Placement closed on April 5, 2023. Gross proceeds of the SSI Private Placement were $0.5 million. The shares of common stock issued by us pursuant to the Securities

Purchase Agreement were not initially registered under the Securities Act. We relied on the exemption from the registration requirements of the Securities Act under Section 4(a)(2) thereof.

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

10.1*+	Amended and Restated Non-employee director compensation policy.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

Taysha Gene Therapies, Inc.

Date: August 14, 2023	By:	/s/ Sean Nolan
Sean Nolan
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Kamran Alam
Kamran Alam
Chief Financial Officer (Principal Financial and Accounting Officer)