Form 10-Q
period 2023-09-30
Taysha Gene Therapies, Inc.
filed 2023-11-14
CIK 1806310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 14, 2023, the registrant had 186,960,193 shares of common stock, $0.00001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Taysha Gene Therapies, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$164,278	$87,880
Prepaid expenses and other current assets	5,529	8,537
Assets held for sale	2,000	—
Total current assets	171,807	96,417
Restricted cash	2,637	2,637
Property, plant and equipment, net	11,169	14,963
Operating lease right-of-use assets	9,852	10,943
Other non-current assets	304	1,316
Total assets	$195,769	$126,276
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities
Accounts payable	$7,520	$10,946
Accrued expenses and other current liabilities	13,638	18,287
Deferred revenue	18,759	33,557
Warrant liability	140,534	—
Total current liabilities	180,451	62,790
Deferred revenue, net of current portion	2,951	—
Term loan, net	38,548	37,967
Operating lease liability, net of current portion	19,101	20,440
Other non-current liabilities	3,832	4,130
Total liabilities	244,883	125,327
Commitments and contingencies - Note 13
Stockholders' (deficit) equity
Preferred stock, $0.00001 par value per share; 10,000,000 shares authorized and no shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock, $0.00001 par value per share; 200,000,000 shares authorized and 186,960,193 and 63,207,507 issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	2	1
Additional paid-in capital	511,632	402,389
Accumulated deficit	(560,748)	(401,441)
Total stockholders’ (deficit) equity	(49,114)	949
Total liabilities and stockholders' (deficit) equity	$195,769	$126,276

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Taysha Gene Therapies, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$4,746	$—	$11,847	$—
Operating expenses:
Research and development	11,791	16,774	44,096	78,462
General and administrative	8,589	8,683	23,328	30,019
Impairment of long-lived assets	616	—	616	—
Total operating expenses	20,996	25,457	68,040	108,481
Loss from operations	(16,250)	(25,457)	(56,193)	(108,481)
Other income (expense):
Change in fair value of warrant liability	(100,456)	—	(100,456)	—
Interest income	1,109	9	1,651	50
Interest expense	(1,471)	(1,078)	(4,285)	(2,493)
Other expense	(19)	(1)	(24)	(12)
Total other income (expense), net	(100,837)	(1,070)	(103,114)	(2,455)
Net loss	$(117,087)	$(26,527)	$(159,307)	$(110,936)
Net loss per common share, basic and diluted	$(0.93)	$(0.65)	$(1.88)	$(2.79)
Weighted average common shares outstanding, basic and diluted	125,700,799	40,937,808	84,630,796	39,761,764

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Taysha Gene Therapies, Inc.

Condensed Consolidated Statements of Stockholders’ (Deficit) Equity

(in thousands, except share data)

(Unaudited)

For the Three Months Ended September 30, 2023

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance as of June 30, 2023	64,432,637	$1	$406,546	$(443,661)	$(37,114)
Stock-based compensation	—	—	2,040	—	2,040
Issuance of common stock in private placement, net of placement agent commission and offering costs of $7,098	122,412,376	1	103,028	—	103,029
Issuance of common stock upon vesting and settlement of restricted stock units	82,780	—	—	—	—
Issuance of common stock under ESPP	32,400	—	18	—	18
Net loss	—	—	—	(117,087)	(117,087)
Balance as of September 30, 2023	186,960,193	$2	$511,632	$(560,748)	$(49,114)

For the Three Months Ended September 30, 2022

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance as of June 30, 2022	41,020,086	$1	$352,342	$(319,836)	$32,507
Stock-based compensation	—	—	4,470	—	4,470
Issuance of common stock upon vesting and settlement of restricted stock units	82,780	—	—	—	—
Issuance of common stock under ESPP	73,073	—	253	—	253
Net loss	—	—	—	(26,527)	(26,527)
Balance as of September 30, 2022	41,175,939	$1	$357,065	$(346,363)	$10,703

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Taysha Gene Therapies, Inc.

Condensed Consolidated Statements of Stockholders’ (Deficit) Equity

(in thousands, except share data)

(Unaudited)

For the Nine Months Ended September 30, 2023

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2022	63,207,507	$1	$402,389	$(401,441)	$949
Stock-based compensation	—	—	5,937	—	5,937
Issuance of common stock in private placement, net of placement agent commission and offering costs of $7,138	123,117,594	1	103,238	—	103,239
Issuance of common stock upon vesting and settlement of restricted stock units, net	566,772	—	—	—	—
Issuance of common stock under ESPP	68,320	—	68	—	68
Net loss	—	—	—	(159,307)	(159,307)
Balance as of September 30, 2023	186,960,193	$2	$511,632	$(560,748)	$(49,114)

For the Nine Months Ended September 30, 2022

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2021	38,473,945	$—	$331,032	$(235,649)	$95,383
Adjustment to beginning accumulated deficit from the adoption of ASC 842	—	—	—	222	222
Stock-based compensation	—	—	14,172	—	14,172
Issuance of common stock upon vesting and settlement of restricted stock units	628,921	—	—	—	—
Issuance of common stock, net of sales commissions and other offering costs of $392	2,000,000	1	11,608	—	11,609
Issuance of common stock under ESPP	73,073	—	253	—	253
Net loss	—	—	—	(110,936)	(110,936)
Balance as of September 30, 2022	41,175,939	$1	$357,065	$(346,363)	$10,703

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Taysha Gene Therapies, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(159,307)	$(110,936)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,005	810
Research and development license expense	3,500	1,250
Stock-based compensation	5,937	13,940
Change in fair value of warrant liability	100,456	—
Issuance costs for pre-funded warrant liability	2,567	—
Impairment of long-lived assets	616	—
Non-cash lease expense	908	1,031
Other	581	616
Changes in operating assets and liabilities:
Prepaid expenses and other assets	4,008	1,980
Accounts payable	(1,065)	(3,217)
Accrued expenses and other liabilities	(4,260)	(8,576)
Deferred revenue	(11,847)	—
Net cash used in operating activities	(56,901)	(103,102)
Cash flows from investing activities
Purchase of research and development license	(3,500)	(4,250)
Purchase of property, plant and equipment	(3,852)	(18,310)
Other	10	—
Net cash used in investing activities	(7,342)	(22,560)
Cash flows from financing activities
Proceeds from issuance of common stock, net of sales commissions	—	11,640
Proceeds from issuance of common stock and pre-funded warrants from private placement, net of placement agent commissions and other offering costs	140,713	—
Proceeds from issuance of common stock from private placement, net of sales commissions	500	—
Payment of shelf registration costs	(387)	(319)
Proceeds from common stock issuances under ESPP	68	253
Other	(253)	(709)
Net cash provided by financing activities	140,641	10,865
Net increase (decrease) in cash, cash equivalents and restricted cash	76,398	(114,797)
Cash, cash equivalents and restricted cash at the beginning of the period	90,517	151,740
Cash, cash equivalents and restricted cash at the end of the period	$166,915	$36,943
Cash and cash equivalents	164,278	34,306
Restricted cash	2,637	2,637
Cash, cash equivalents and restricted cash at the end of the period	$166,915	$36,943
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,665	$1,758
Supplemental disclosure of noncash investing and financing activities:
Property, plant and equipment in accounts payable and accrued expenses	45	3,366
Right-of-use assets obtained in exchange for lease liabilities	—	23,035
Offering costs not yet paid	423	40
Issuance of warrants in connection with private placement	252	—

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

Sales Agreement

On October 5, 2021, the Company entered into a Sales Agreement (the “Sales Agreement”) with SVB Securities LLC (f/k/a SVB Leerink LLC) and Wells Fargo Securities, LLC (collectively, the “Sales Agents”), pursuant to which the Company may issue and sell, from time to time in its sole discretion, shares of its common stock having an aggregate offering price of up to $150.0 million through the Sales Agents. In March 2022, the Company amended the Sales Agreement to, among other things, include Goldman Sachs & Co. LLC as an additional Sales Agent. The Sales Agents may sell common stock by any method permitted by law deemed to be an “at-the-market offering” as defined in Rule 415(a)(4) of the Securities Act, including sales made directly on or through the Nasdaq Global Select Market or any other existing trade market for the common stock, in negotiated transactions at market prices prevailing at the time of sale or at prices related to prevailing market prices, or any other method permitted by law. Any shares of the Company’s common stock will be issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-260069) (the “Shelf Registration Statement”), which the Securities and Exchange Commission (“SEC”) declared effective on October 14, 2021; however the Company’s use of the Shelf Registration Statement will be limited for so long as the Company is subject to General Instruction I.B.6 of Form S-3, which limits the amounts that the Company may sell under the Shelf Registration Statement and in accordance with the Sales Agreement. The Sales Agents are entitled to receive 3.0% of the gross sales price per share of common stock sold under the Sales Agreement. In April 2022, the Company sold 2,000,000 shares of common stock under the Sales Agreement and received $11.6 million in net proceeds. No other shares of common stock have been issued and sold pursuant to the Sales Agreement as of September 30, 2023.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Pursuant to ASC 205, Presentation of Financial Statements, the Company is required to and does evaluate at each annual and interim period whether there are conditions or events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. In its Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, the Company concluded that due to inherent uncertainties in the Company’s forecast, and after considering both quantitative and qualitative factors that were known or reasonably knowable as of the date that such condensed consolidated financial statements were issued, there were conditions present in the aggregate that raised substantial doubt about the Company’s ability to continue as a going concern.

Following the closing of the Private Placement (as defined below) in August 2023 (see Note 10), the Company has concluded that after considering both qualitative and quantitative factors, there are no longer conditions present in the aggregate that raise substantial doubt about the Company’s ability to continue as a going concern. The Company has sufficient liquidity to satisfy its obligations for at least twelve months following the date of the issuance of these condensed consolidated financial statements. Accordingly, the Company has concluded that there is no longer substantial doubt about the Company’s ability to continue as a going concern.

The Company has incurred operating losses since inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of September 30, 2023, the Company had an accumulated deficit of $560.7 million. Losses are expected to continue as the Company continues to invest in its research and development activities. Future capital requirements will depend on many factors, including the timing and extent of spending on research and development and the market acceptance of the Company’s products. As of September 30, 2023, the Company had cash and cash equivalents of $164.3 million which the Company believes will be sufficient to fund its planned operations for a period of at least twelve months from the date of issuance of these condensed consolidated financial statements.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X and are consistent in all material respects with those included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 28, 2023 (the “2022 Annual Report”). In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The consolidated balance sheet as of December 31, 2022, is derived from audited financial statements, however, it does not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s 2022 Annual Report.

Principles of Consolidation

The accompanying interim condensed consolidated financial statements include the accounts of Taysha and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The most significant estimates and assumptions in the Company’s financial statements relate to the determination of the fair value of the common stock prior to the initial public offering ("IPO") (as an input into stock-based compensation), estimating manufacturing accruals and accrued or prepaid research and development expenses, the measurement of impairment of long-lived assets, the fair value of the warrant liability, and the allocation of consideration received in connection with the Astellas Transactions (as defined below) at contract inception. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

Significant Accounting Policies

There have been no changes in the Company’s significant accounting policies as disclosed in Note 2 to the audited consolidated financial statements included in the 2022 Annual Report, except as described below.

Cash and Cash Equivalents

Cash and cash equivalents consist of funds held in a standard checking account, a standard savings account and a money market fund. The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents.

Assets Held for Sale

Assets and liabilities are classified as held for sale when all of the following criteria for a plan of sale have been met: (1) management, having the authority to approve the action, commits to a plan to sell the assets; (2) the assets are available for immediate sale, in their present condition, subject only to terms that are usual and customary for sales of such assets; (3) an active program to locate a buyer and other actions required to complete the plan to sell the assets have been initiated; (4) the sale of the assets is probable and is expected to be completed within one year; (5) the assets are being actively marketed for a price that is reasonable in relation to their current fair value; and (6) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or the plan will be withdrawn. When all of these criteria have been met, the assets and liabilities are classified as held for sale in the balance sheet. Assets classified as held for sale are reported at the lower of their carrying value or fair value less costs to sell. The Company recorded a partial impairment of $0.6 million during the three months ended September 30, 2023 in connection with the classification of certain assets to assets held for sale. Depreciation and amortization of assets ceases upon designation as held for sale.

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

On December 31, 2022, the Company adopted ASU 2016-02 using the modified retrospective approach and utilizing the effective date as its date of initial application. The Company has retrospectively changed its previously issued condensed consolidated financial statements as of September 30, 2022 as presented within the Company’s September 30, 2022 Quarterly Report on Form 10-Q to reflect the adoption of ASC 842 on January 1, 2022. The condensed consolidated financial statements for the three and nine months ended September 30, 2022 presented herein differ from the Company’s condensed consolidated financial statements included in the Company’s September 30, 2022 Quarterly Report on Form 10-Q as those condensed consolidated financial statements were prepared using the former accounting standard referred to as ASC Topic 840, Leases.

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

The following table summarizes the effect of the adoption of ASC 842 on the condensed consolidated statement of operations and statement of cash flows for the nine months ended September 30, 2022 (in thousands):

	Pre ASC 842 Nine Months Ended September 30, 2022	ASC 842 Adjustments	After ASC 842 Nine Months Ended September 30, 2022
Condensed Consolidated Statement of Operations
Operating expenses:
Research and development	$77,308	$1,154	$78,462
Other income (expense):
Interest expense	(3,002)	509	(2,493)
Net loss	(110,291)	(645)	(110,936)

Condensed Consolidated Statement of Cash Flows
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	$808	$2	$810
Non-cash lease expense	—	1,031	1,031
Changes in operating assets and liabilities:
Accrued expenses and other current liabilities	(7,753)	(823)	(8,576)
Cash flows from financing activities
Other	(1,144)	435	(709)
Supplemental disclosure of noncash investing and financing activities:
Right-of-use assets obtained in exchange for lease liabilities	—	23,035	23,035

The following table summarizes the effect of the adoption of ASC 842 on the condensed consolidated statement of operations for the three months ended September 30, 2022 (in thousands):

	Pre ASC 842 Three Months Ended September 30, 2022	ASC 842 Adjustments	After ASC 842 Three Months Ended September 30, 2022
Condensed Consolidated Statement of Operations
Operating expenses:
Research and development	$16,391	$383	$16,774
Other income (expense):
Interest expense	(1,241)	163	(1,078)
Net loss	(26,307)	(220)	(26,527)

Note 3—Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values (in thousands):

	September 30, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents – money market funds	$150,514	$150,514	$—	$—
	$150,514	$150,514	$—	$—
Liabilities:
Warrant liability
SSI Warrants	$701	$—	$—	$701
Pre-funded warrants	139,833	—	139,833	—
Total liabilities	$140,534	$—	$139,833	$701

The Company classifies its money market funds, which are valued based on quoted market prices in an active market with no valuation adjustment, as Level 1 assets within the fair value hierarchy.

The Company uses the Black-Scholes-Merton option pricing model to determine the fair value of the SSI Warrants (as defined below). The Company classifies its Pre-Funded Warrants (as defined below), which are valued using quoted prices of similar financial instruments in the market, as Level 2 liabilities. See Note 10 for additional information on the SSI Warrants and the Pre-Funded Warrants.

Note 4—Balance Sheet Components

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Prepaid research and development	$2,672	$4,840
Prepaid clinical trial	1,392	2,119
Deferred offering costs	724	724
Prepaid insurance	337	388
Other	404	466
Total prepaid expenses and other current assets	$5,529	$8,537

Property, plant and equipment, net consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Leasehold improvements	$2,091	$2,091
Laboratory equipment	2,868	2,868
Computer equipment	1,115	1,115
Furniture and fixtures	864	898
Construction in progress	6,874	9,633
	13,812	16,605
Accumulated depreciation	(2,643)	(1,642)
Property, plant and equipment, net	$11,169	$14,963

In November 2022, the Company recognized a non-cash impairment charge of $36.4 million for the manufacturing facility asset group, of which $26.3 million relates to construction in progress and finance lease right-of-use assets. The impairment charge was estimated using a discounted cash flow model and recorded in the consolidated statements of operations for the year ended December 31, 2022. Property, plant and equipment, net includes $1.1 million and $1.3 million of assets capitalized as finance leases as of September 30, 2023 and December 31, 2022, respectively.

Depreciation expense was $0.3 million and $0.3 million for the three months ended September 30, 2023 and 2022, respectively. Depreciation expense was $1.0 million and $0.8 million for the nine months ended September 30, 2023 and 2022, respectively.

During the three months ended September 30, 2023, the Company committed to a plan to sell specific pieces of equipment originally intended for use in the Company’s manufacturing facility in Durham, NC. The Company determined that this equipment met the requirements to be classified as held for sale. The sale is expected to be completed within one year. During the three and nine months ended September 30, 2023, the Company recorded an impairment loss of $0.6 million which was the difference between the carrying value and fair value less cost to sell.

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrued research and development	$5,699	$8,190
Accrued compensation	2,745	2,519
Lease liabilities, current portion	1,538	1,521
Accrued clinical trial	1,359	1,473
Accrued severance	992	1,463
Accrued professional and consulting fees	579	390
Accrued property, plant and equipment	45	2,081
Other	681	650
Total accrued expenses and other current liabilities	$13,638	$18,287

Note 5— Leases

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

The Company was not required to provide a security deposit in connection with its entry into the Durham Lease. The Company will be responsible for constructing interior improvements within the Facility. The Company was required to place $2.6 million in an escrow account which will be released when the improvements are substantially complete. The escrow funds are recorded as restricted cash on the condensed consolidated balance sheet as of September 30, 2023. The Durham Landlord has the right to terminate the Durham Lease upon specified events of default, including the Company’s failure to pay rent in a timely manner and upon the occurrence of certain events of insolvency with respect to the Company.

Summary of all lease costs recognized under ASC 842

The following table summarizes the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost	$696	$794	$2,088	$2,079
Variable lease cost	243	229	729	617
Total lease cost	$939	$1,023	$2,817	$2,696

Supplemental information related to the remaining lease term and discount rate are as follows:

	September 30, 2023	December 31, 2022
Weighted average remaining lease term (in years) – Finance leases	3.13	3.88
Weighted average remaining lease term (in years) – Operating leases	10.97	11.45

Weighted average discount rate – Finance leases	10.52%	10.51%
Weighted average discount rate – Operating leases	7.79%	7.72%

Supplemental cash flow information related to the Company’s operating leases are as follows (in thousands):

	For the Nine Months Ended September 30,
	2023	2022
Operating cash flows for operating leases	$2,109	$847

As of September 30, 2023, future minimum commitments under ASC 842 under the Company’s operating and finance leases were as follows (in thousands):

Year Ending December 31,	Operating	Finance
2023	$686	$114
2024	2,810	454
2025	2,910	454
2026	2,485	399
2027	2,577	—
Thereafter	19,721	—
Total lease payments	31,189	1,421
Less: imputed interest	(10,895)	(242)
Total lease liabilities	$20,294	$1,179
Lease liabilities, current	1,193	345
Lease liabilities, non-current	19,101	834
Total lease liabilities	$20,294	$1,179

Note 6—Astellas Agreements

On October 21, 2022 (the “Effective Date”), the Company entered into the Option Agreement (the “Option Agreement”) with Audentes Therapeutics, Inc. (d/b/a Astellas Gene Therapy)(“Astellas”), pursuant to which the Company granted to Astellas an exclusive option to obtain an exclusive, worldwide, royalty and milestone-bearing right and license (A) to research, develop, make, have made, use, sell, offer for sale, have sold, import, export and otherwise exploit, or, collectively, exploit, the product known, as of the Effective Date, as TSHA-120 (the “120 GAN Product”), and any backup products with respect thereto for use in the treatment of Giant Axonal Neuropathy (“GAN”) or any other gene therapy product for use in the treatment of GAN that is controlled by Taysha or any of its affiliates or with respect to which the Company or any of its affiliates controls intellectual property rights covering the exploitation thereof, or a GAN Product, and (B) under any intellectual property rights controlled by Taysha or any of its affiliates with respect to such exploitation (the “GAN Option”). Subject to certain extensions, the GAN Option was exercisable from the Effective Date through a specified period of time following Astellas’ receipt of (i) the formal minutes from the Type B end-of-Phase 2 meeting between Taysha and the FDA in response to the Company’s meeting request sent to the FDA on September 19, 2022 for the 120 GAN Product (the “Type B end-of-Phase 2 Meeting”), (ii) all written feedback from the FDA with respect to the Type B end-of-Phase 2 Meeting, and (iii) all briefing documents sent by Taysha to the FDA with respect to the Type B end-of-Phase 2 Meeting.

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

As partial consideration for the rights granted to Astellas under the Option Agreement, Astellas paid the Company an upfront payment of $20.0 million (the “Upfront Payment”). Astellas or any of its affiliates shall have the right, in its or their discretion and upon written notice to the Company, to offset the amount of the Upfront Payment (in whole or in part, until the full amount of the Upfront Payment has been offset) against (a) any payment(s) owed to Taysha or any of its affiliates (or to any third party on behalf of the Company) under or in connection with any license agreement entered into with respect to any GAN Product or Rett Product, including, any upfront payment, milestone payment or royalties owed to Taysha or any of its affiliates (or to any third party on behalf of the Company) under or in connection with any such license agreement or (b) any amount owed to Taysha or any of its affiliates in connection with a Change of Control transaction with Astellas or any of its affiliates. As further consideration for the rights granted to Astellas under the Option Agreement, the Company and Astellas also entered into the Astellas Securities Purchase Agreement (as defined below).

Astellas Securities Purchase Agreement

On October 21, 2022, the Company entered into a securities purchase agreement with Astellas (the “Astellas Securities Purchase Agreement” and, together with the Option Agreement, the “Astellas Transactions”), pursuant to which the Company agreed to issue and sell to Astellas in a private placement (the “Astellas Private Placement”), an aggregate of 7,266,342 shares (the “Astellas Private Placement Shares”), of its common stock, for aggregate gross proceeds of $30.0 million. The Astellas Private Placement closed on October 24, 2022. Pursuant to the Astellas Securities Purchase Agreement, in connection with the Astellas Private

Placement, Astellas has the right to designate one individual to attend all meetings of the Board in a non-voting observer capacity. The Company also granted Astellas certain registration rights with respect to the Astellas Private Placement Shares.

Accounting Treatment

In October 2022, upon closing of the Astellas Private Placement and transferring the 7,266,342 shares to Astellas, the Company recorded the issuance of shares at fair value. Fair value of the shares transferred to Astellas was calculated in accordance with ASC 820, Fair Value Measurement by analyzing the Company’s stock price for a short period of time prior to and after the transaction date as traded on the NASDAQ. The NASDAQ trading data is considered an active market and a Level 1 measurement under ASC 820. The fair value was determined to be approximately $13.95 million or $1.92 per share. The $16.1 million difference between the $30.0 million paid by Astellas and the fair market value of shares issued was allocated to the transaction price of the Option Agreement.

The Company determined that the Option Agreement falls within the scope of ASC 606, Revenue from Contracts with Customers as the development of TSHA-102 for the treatment of Rett Syndrome and TSHA-120 for the treatment of GAN are considered ordinary activities for the Company. In accordance with ASC 606, the Company evaluated the Option Agreement and identified three separate performance obligations: (1) option to obtain licensing right to GAN, (2) option to obtain licensing right to Rett and (3) performance of research and development activities in the Rett development plan. The transaction price is determined to be $36.1 million which is comprised of the $20.0 million Upfront Payment and the $16.1 million allocated from the Astellas Private Placement.

To determine the standalone selling price (“SSP”) of the Rett and GAN options, which the Company concluded to be material rights, the Company utilized the probability-weighted expected return (“PWERM”) method. The PWERM method contemplates the probability and timing of an option exercise. At contract inception, the Company estimated that the probability of exercise was 50% for each of the GAN and Rett options. The SSP of the Rett research and development activities was estimated using an expected cost plus margin approach. The standalone selling prices of the material rights and Rett research and development activities were then used to proportionately allocate the $36.1 million transaction price to the three performance obligations. The $36.1 million transaction price was recorded as deferred revenue on the condensed consolidated balance sheet at the inception of the Astellas Transactions.

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

During the three and six months ended June 30, 2023, the Company determined that the total estimated costs to be incurred to satisfy the performance obligation associated with Rett research and development activities had increased from the cost estimate used for the year ended December 31, 2022, and the three months ended March 31, 2023. The cumulative impact of this change would have resulted in a $3.1 million decrease related to revenue previously recognized based on prior cost estimates. Subsequent changes during the three months ended September 30, 2023 to total estimated costs were not material, and did not have a material impact on cumulative revenue earned.

The Company recognized revenue of $2.4 million and $9.5 million from Rett research and development activities for the three and nine months ended September 30, 2023, respectively. In September 2023, Astellas provided written notice of its decision not to exercise the GAN Option. The Company recognized revenue of $2.3 million from the GAN Option during the three and nine months ended September 30, 2023.

As of September 30, 2023, the Company recorded deferred revenue of $18.8 million within current liabilities and $3.0 million within long-term liabilities in the accompanying consolidated balance sheet. The Company will recognize revenues for these performance obligations as they are satisfied.

Note 7—Loan with Silicon Valley Bank

On August 12, 2021 (the “Closing Date”), the Company entered into a Loan and Security Agreement (the “Term Loan Agreement”), by and among the Company, the lenders party thereto from time to time (the “Lenders”) and Silicon Valley Bank, as administrative agent and collateral agent for the Lenders (“Agent”). The Term Loan Agreement provided for (i) on the Closing Date, $40.0 million aggregate principal amount of term loans available through December 31, 2021, (ii) from January 1, 2022 until September 30, 2022, an additional $20.0 million term loan facility available at the Company’s option upon having three distinct and active clinical stage programs, determined at the discretion of the Agent, at the time of draw, (iii) from October 1, 2022 until March 31, 2023, an additional $20.0 million term loan facility available at the Company’s option upon having three distinct and active clinical stage programs, determined at the discretion of the Agent, at the time of draw and (iv) from April 1, 2023 until December 31, 2023, an additional $20.0 million term loan facility available upon approval by the Agent and the Lenders (collectively, the “Term Loans”). The Company drew $30.0 million in term loans on the Closing Date and $10.0 million in term loans in December 2021. The Company did not draw on the two additional $20.0 million tranches prior to expiration on September 30, 2022 and March 31, 2023.

The interest rate applicable to the Term Loans was the greater of (a) the WSJ (“Wall Street Journal”) Prime Rate plus 3.75% or (b) 7.00% per annum. The Term Loans were interest only from the Closing Date through August 31, 2024, after which the Company was required to pay equal monthly installments of principal through August 1, 2026, the maturity date.

The Term Loans could have been prepaid in full through August 12, 2023, with payment of a 1.00% prepayment premium, after which they could be prepaid in full with no prepayment premium. An additional final payment of 7.5% of the amount of Terms Loans advanced by the Lenders (“Exit Fee”) was due upon prepayment or repayment of the Term Loans in full. The Exit Fee of $3.0 million was recorded as debt discount and has also been fully accrued within non-current liabilities as of September 30, 2023. The debt discount was being accreted using the effective interest method over the term of the Term Loans within interest expense in the condensed consolidated statements of operations.

The obligations under the Term Loan Agreement were secured by a perfected security interest in all of the Company’s assets except for intellectual property and certain other customarily excluded property pursuant to the terms of the Term Loan Agreement. There were no financial covenants and no warrants associated with the Term Loan Agreement. The Term Loan Agreement contained various covenants that limited the Company’s ability to engage in specified types of transactions without the consent of the Lenders which included, among others, incurring or assuming certain debt; merging, consolidating or acquiring all or substantially all of the capital stock or property of another entity; changing the nature of the Company’s business; changing the Company’s organizational structure or type; licensing, transferring or disposing of certain assets; granting certain types of liens on the Company’s assets; making certain investments; and paying cash dividends.

The Term Loan Agreement also contained customary representations and warranties, and also included customary events of default, including payment default, breach of covenants, change of control, and material adverse effects. The Company was in compliance with all covenants under the Term Loan Agreement as of September 30, 2023. Upon the occurrence of an event of default, a default interest rate of an additional 5% per annum could have been applied to the outstanding loan balances, and the Lenders could have declared all outstanding obligations immediately due and payable and exercised all of its rights and remedies as set forth in the Term Loan Agreement and under applicable law.

During the three and nine months ended September 30, 2023, the Company recognized interest expense related to the Term Loan of $1.4 million and $4.2 million, respectively. During the three and nine months ended September 30, 2022, the Company recognized interest expense related to the Term Loan of $1.1 million and $2.5 million, respectively.

Future principal debt payments on the loan payable as of September 30, 2023 are as follows (in thousands):

Year Ending December 31,
2023	$—
2024	6,667
2025	20,000
2026	13,333
Total principal payments	40,000
Unamortized debt discount	(1,452)
Term Loan, net	$38,548

The Term Loan is considered long-term debt because it has been refinanced on a long-term basis, subsequent to September 30, 2023 but before the issuance of these condensed consolidated financial statements, using the proceeds of the Trinity Term Loan Agreement (as defined in Note 16).

On March 10, 2023, Silicon Valley Bank, based in Santa Clara, California, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. On March 27, 2023, First Citizens Bank purchased the remaining assets, deposits and loans of Silicon Valley Bank. As a result, the portion of the Company’s term loans previously held by Silicon Valley Bank is now held by Silicon Valley Bank as a division of First-Citizen’s Bank & Trust Company. The remaining portion of the Company’s term loans are still held by SVB Capital, which is currently in bankruptcy proceedings.

Note 8—Research, Collaboration and License Agreements

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

In December 2021, a regulatory milestone was triggered in connection with this agreement and therefore the Company recorded $3.0 million within research and development expenses in the consolidated statements of operations for the year ended December 31, 2021. The milestone fee was paid in January 2022 and classified as an investing cash outflow in the condensed consolidated statements of cash flows for the nine months ended September 30, 2022. No additional milestone payments were made or triggered in connection with this agreement during the nine months ended September 30, 2023.

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

In March 2022, the Company’s clinical trial application (“CTA”) filing for TSHA-102 for the treatment of Rett Syndrome was approved by Health Canada and therefore triggered a regulatory milestone payment in connection with the Abeona Rett Agreement. The Company recorded $1.0 million within research and development expenses in the condensed consolidated statements of operations for the nine months ended September 30, 2022. The $1.0 million regulatory milestone fee was paid in July 2022. In May 2023, the Company dosed the first patient with TSHA-102 in the Phase 1/2 REVEAL trial evaluating the safety and preliminary efficacy of TSHA-102 in adult patients with Rett syndrome and therefore triggered a milestone payment in connection with the Abeona Rett Agreement. The Company recorded $3.5 million within research and development expenses in the condensed consolidated statements of operations for the nine months ended September 30, 2023. This milestone fee was paid in August 2023 and classified as an investing cash outflow in the condensed consolidated statements of cash flows for the nine months ended September 30, 2023. No additional milestone payments were made or triggered in connection with the Abeona Rett Agreement during the nine months ended September 30, 2023.

Acquisition of Worldwide Rights for TSHA-120 for the treatment of GAN

In March 2021, the Company acquired the exclusive worldwide rights to a clinical-stage AAV9 gene therapy program, now known as TSHA-120, for the treatment of GAN. TSHA-120 is an intrathecally dosed AAV9 gene therapy currently being evaluated in a clinical trial for the treatment of GAN. The trial is being conducted by the National Institutes of Health (“NIH”) in close collaboration with a leading patient advocacy group focused on finding treatments and cures for GAN. TSHA-120 has received rare pediatric disease and orphan drug designations from the U.S. Food and Drug Administration for the treatment of GAN. The worldwide rights were acquired through a license agreement, effective March 29, 2021, between Hannah’s Hope Fund for Giant Axonal Neuropathy, Inc. (“HHF”) and the Company (the “GAN Agreement”).

Under the terms of the GAN Agreement, in exchange for granting the Company the exclusive worldwide rights to TSHA-120, HHF received an upfront payment of $5.5 million and will be eligible to receive clinical, regulatory and commercial milestones totaling up to $19.3 million, as well as a low, single-digit royalty on net sales upon commercialization of the product. No additional milestone payments were made or triggered in connection with the GAN Agreement during the nine months ended September 30, 2023.

License Agreement for CLN7

In March 2022, the Company entered into a license agreement with UT Southwestern (the “CLN7 Agreement”) pursuant to which the Company obtained an exclusive worldwide, royalty-bearing license with right to grant sublicenses to develop, manufacture, use, and commercialize licensed products for gene therapy for CLN7, a form of Batten Disease. In connection with the CLN7 Agreement, the Company paid a one-time upfront license fee of $0.3 million. The Company recorded the upfront license fee in research and development expense in the condensed consolidated statements of operations since the acquired license does not have an alternative future use. The Company is obligated to pay UT Southwestern up to $7.7 million in regulatory-related milestones and up to $7.5 million in sales-related milestones, as well as a low, single-digit royalty on net sales upon commercialization of the product. No additional milestone payments were made or triggered in connection with the CLN7 Agreement during the nine months ended September 30, 2023.

Note 9—Stock-Based Compensation

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

Furthermore, on September 16, 2020, the Company’s stockholders approved the Employee Stock Purchase Plan (“ESPP”), which became effective upon the execution of the underwriting agreement in connection with the IPO. The maximum number of shares of common stock that may be issued under the ESPP will not exceed 362,000 shares of common stock, plus the number of shares of common stock that are automatically added on January 1st of each year for a period of up to ten years, commencing on the first January 1 following the IPO and ending on (and including) January 1, 2030, in an amount equal to the lesser of (i) one percent (1.0%) of the total number of shares of capital stock outstanding on December 31st of the preceding calendar year, and (ii) 724,000 shares of common stock. No shares were added to the ESPP in 2021. On January 1, 2022 and 2023, the Company’s board of directors increased the number of shares of common stock reserved for issuance under the ESPP by 384,739 and 632,075 respectively. The Company has issued an aggregate of 141,393 shares of common stock under the ESPP as of September 30, 2023.

The number of shares available for grant under the Company’s incentive plans were as follows:

	Existing	New
	Plan	Plan	Total
Available for grant - December 31, 2022	—	1,067,682	1,067,682
Plan adjustments and amendments	(667,828)	3,828,203	3,160,375
Grants	—	(5,241,357)	(5,241,357)
Forfeitures	667,828	2,918,614	3,586,442
Available for grant - September 30, 2023	—	2,573,142	2,573,142

Stock Options

For the three months ended September 30, 2023, 50,000 shares of common stock under the New Plan were awarded with a weighted-average grant date fair value per share of $0.50. For the nine months ended September 30, 2023, 2,520,471 shares of common stock under the New Plan were awarded with a weighted-average grant date fair value per share of $0.64. The stock options vest over one to four years and have a ten-year contractual term.

The following weighted-average assumptions were used to estimate the fair value of time-based vesting stock options that were granted during the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Risk-free interest rate	4.22%	—	3.61%	2.16%
Expected dividend yield	—	—	—	—
Expected term (in years)	5.5	—	5.5	6.1
Expected volatility	81%	—	81%	76%

The following table summarizes time-based vesting stock option activity, during the nine months ended September 30, 2023:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Stock	Exercise	Contractual	Value
	Options	Price	Life (in years)	(in thousands)
Outstanding at December 31, 2022	6,158,078	$11.84	8.9	$62
Options granted	2,520,471	0.90
Options cancelled or forfeited	(2,013,500)	10.88
Options expired	(857,557)	22.26
Outstanding at September 30, 2023	5,807,492	$5.89	8.9	$6,851
Options exercisable at September 30, 2023	1,036,300	$18.48	7.5	$49

The aggregate intrinsic value in the above table is calculated as the difference between the fair value of the Company’s common stock at the respective reporting date and the exercise price of the stock options. As of September 30, 2023, the total unrecognized compensation related to unvested time-based vesting stock option awards granted was $9.3 million, which the Company expects to recognize over a weighted-average period of approximately 2.1 years. No stock options were exercised during the period.

Performance Stock Options

In February 2023, the Company issued options to purchase 70,235 shares of common stock to employees under the New Plan that contain performance-based vesting conditions, subject to continued employment through each anniversary and achievement of the performance conditions. The grant date fair value of these awards was not material. As of September 30, 2023, 58,346 of the shares subject to the performance-based options were outstanding, all of which vested during the period. No stock options were exercised during the period.

In May 2023, the Company issued options to purchase 2,166,653 shares of common stock to employees under the New Plan that contain both service and performance-based vesting conditions with a weighted average grant date fair value per share of $0.50. The stock options have a 10-year contractual term and vest over 3.6 years if a combination of clinical, regulatory and financing performance conditions are achieved. As of September 30, 2023, no compensation expense was recorded related to the awards as achievement of the performance conditions was not considered probable. The following assumptions were used to estimate the fair value of performance and service-based stock options that were granted during the nine months ended September 30, 2023:

For the nine months ended September 30, 2023
Risk-free interest rate	4.02%
Expected dividend yield	—
Expected term (in years)	6.0
Expected volatility	81%

Market-based Stock Options

In February 2023, the Company issued options to purchase 70,233 shares of common stock to employees under the New Plan that contain a market-based vesting condition, subject to continued employment through each anniversary and achievement of the market condition. The grant date fair value of the stock options that contain market-based vesting conditions was not material. As of September 30, 2023, 58,344 of the shares subject to the stock options that contain a market-based vesting condition were outstanding, and no options vested during the period.

Restricted Stock Units

In February 2023, the Company issued 81,236 RSUs to employees under the New Plan. The RSUs are subject to a service-based vesting condition. The service-based RSUs vest in equal annual installments over a four-year period. The Company at any time may accelerate the vesting of the RSUs. Such shares are not accounted for as outstanding until they vest.

The Company’s default tax withholding method for RSUs granted prior to 2023 is the sell-to-cover method, in which shares with a market value equivalent to the tax withholding obligation are sold on behalf of the holder of the RSUs upon vesting and settlement to cover the tax withholding liability and the cash proceeds from such sales are remitted by the Company to taxing authorities. For RSUs granted in 2023, the Company’s tax withholding policy allows the RSU holder to choose to either pay cash to the Company for the tax withholding obligation or elect the net withholding method, in which shares with a market equivalent to the tax withholding obligation are withheld and the net shares are issued to the RSU holder.

In March 2023, the Company issued 251,296 RSUs to the former President and Chief Executive officer of the Company in connection with his resignation from the Company and Board of Directors. The RSUs vested immediately.

The Company’s RSU activity for the nine months ended September 30, 2023 was as follows:

		Weighted
		Average
		Grant Date
	Number	Fair Value
	of Shares	per Share
Nonvested at December 31, 2022	1,257,844	$6.52
Restricted units granted	332,532	1.06
Vested	(556,989)	4.78
Cancelled or forfeited	(658,343)	5.18
Nonvested at September 30, 2023	375,044	$6.63

As of September 30, 2023, the total unrecognized compensation related to unvested RSUs granted was $2.0 million which is expected to be amortized on a straight-line basis over a weighted-average period of approximately 0.9 years.

Performance and Market-based Restricted Stock Units

In February 2023, the Company issued 81,233 RSUs to employees under the New Plan that contain a combination of performance and market-based vesting conditions, subject to continued employment through each anniversary and achievement of market and performance conditions. The grant date fair value of the RSUs that contain performance and market-based vesting conditions was not material. As of September 30, 2023, 34,673 of the RSUs were unvested and still outstanding and 34,671 RSUs vested and were settled during the period.

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

The Company’s RSA activity for the nine months ended September 30, 2023 was as follows:

		Weighted
		Average
		Grant Date
	Number	Fair Value
	of Shares	per Share
Nonvested at December 31, 2022	85,494	$5.28
Restricted stock granted	—	—
Vested	(64,120)	5.28
Cancelled or forfeited	(21,374)	5.28
Nonvested at September 30, 2023	—	$—

Employee Stock Purchase Plan

In February 2022, the Company’s board of directors authorized the first offering under the ESPP. Under the ESPP, eligible employees may purchase shares of Taysha common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods. An employee’s payroll deductions under the ESPP are limited to 15% of the employee’s compensation and employees may not purchase more than 1,800 of shares of Taysha common stock during any offering period. During the nine months ended September 30, 2023 and 2022, stock-based compensation expense related to the ESPP was not material.

Stock-based Compensation Expense

The following table summarizes the total stock-based compensation expense for the stock options, ESPP, RSAs and RSUs recorded in the condensed consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development expense	$705	$2,001	$1,524	$5,894
General and administrative expense	1,335	2,469	4,413	8,046
Total	$2,040	$4,470	$5,937	$13,940

Note 10—Warrants

Pre-Funded Warrants

On August 14, 2023, the Company entered into a Securities Purchase Agreement (the “August 2023 Purchase Agreement”) with certain institutional and other accredited investors (the “Purchasers”), pursuant to which the Company agreed to sell and issue to the Purchasers in a private placement transaction (the “August 2023 Private Placement”) (i) 122,412,376 shares (the “PIPE Shares”) of the Company’s common stock, and (ii) with respect to certain Purchasers, pre-funded warrants to purchase 44,250,978 shares of the Company’s common stock (the “Pre-Funded Warrants”) in lieu of shares of the Company’s common stock. The purchase price per share of common stock was $0.90 per share (the “Purchase Price”), and the purchase price for the Pre-Funded Warrants was the Purchase Price minus $0.001 per Pre-Funded Warrant.

The Pre-Funded Warrants have a per share exercise price of $0.001, subject to proportional adjustments in the event of stock splits or combinations or similar events. The Pre-Funded Warrants will not expire until exercised in full. The Pre-Funded Warrants may not be exercised if the aggregate number of shares of common stock beneficially owned by the holder thereof immediately following such exercise would exceed a specified beneficial ownership limitation; provided, however, that a holder may increase or decrease the beneficial ownership limitation by giving 61 days’ notice to the Company, but not to any percentage in excess of 19.99%. The Pre-Funded Warrants will only be exercisable upon receipt of stockholder approval of an increase in the authorized shares of the Company’s common stock (the “Stockholder Approval”), which the Company will first seek to obtain at a special meeting of stockholders scheduled to be held on November 15, 2023. If the Company does not obtain Stockholder Approval by December 31, 2023, it is required to pay liquidated damages of 2.0% of the aggregate purchase price paid by each holder of Pre-Funded Warrants. For any subsequent failure to obtain Stockholder Approval, the Company is required to pay an additional 2.0% as liquidated damages.

The closing of the August 2023 Private Placement occurred on August 16, 2023 (the “Closing”). The total gross proceeds to the Company at the Closing were approximately $150.0 million, and after deducting placement agent commissions and offering expenses payable by the Company, net proceeds were approximately $140.3 million. The Company used the with-and-without method to allocate the total gross proceeds by first allocating the portion of the proceeds equal to the fair value of the Pre-Funded Warrants on the Closing date with the remaining proceeds allocated to the PIPE Shares on a residual basis.

The Company concluded that the Pre-Funded Warrants do not meet the criteria for equity classification under the guidance of ASC 815 as the Company does not have sufficient authorized and unissued shares to satisfy the warrants if exercised. The Company recorded the Pre-Funded Warrants as liabilities at their fair value. This liability is subject to remeasurement at each balance sheet date and any change in fair value is recognized in the Company’s condensed consolidated statement of operations. The Company incurred $9.7 million of placement agent commissions and other issuance costs in connection with the August 2023 Private Placement. The placement agent commissions and other issuance costs were allocated between the PIPE Shares and the Pre-Funded Warrants on a systematic basis. The Company allocated $7.1 million to the PIPE Shares which was recorded as a deduction to Additional paid-in capital. The remaining $2.6 million allocated to the Pre-Funded Warrants were recorded within general and administrative expense in the consolidated statements of operations for the nine months ended September 30, 2023. The issuance costs allocated to the Pre-Funded Warrants have been added back to net loss when deriving cash flows used in operations, and have been classified as a financing cash outflow in the condensed consolidated statement of cash flows for the nine months ended September 30, 2023.

The Company measured the fair value of the PIPE Shares and Pre-Funded Warrants based on the $0.90 per share Purchase Price. The Company used the relative fair value method to allocate the net proceeds received from the sales of the PIPE Shares and the Pre-Funded Warrants on the condensed consolidated balance sheet as follows (in thousands):

Purchase Price Allocation
PIPE Shares	$110,127
Pre-Funded Warrants	39,826
Total	$149,953

The Company remeasured the fair value of the Pre-Funded Warrants using the closing price of the Company’s common stock on the Nasdaq Global Market as of September 30, 2023 of $3.16 per common share. The Company recorded a fair value adjustment of $100.0 million in the condensed consolidated statements of operations for the three and nine months ended September 30, 2023.

SSI Warrants

In April 2023, the Company entered into a securities purchase agreement (the “SSI Securities Purchase Agreement”), with two affiliates of SSI Strategy Holdings LLC (“SSI”), named therein (the “SSI Investors”) pursuant to which the Company agreed to issue and sell to the SSI Investors in a private placement (the “SSI Private Placement”), 705,218 shares of its common stock (the “SSI Shares”) and warrants (the “SSI Warrants”) to purchase an aggregate of 525,000 shares of the Company’s common stock (the “Warrant Shares”). SSI provides certain consulting services to the Company. Each SSI Warrant has an exercise price of $0.7090 per Warrant Share, which was the closing price of the Company’s common stock on the Nasdaq Global Market on April 4, 2023. The SSI Warrants issued in the SSI Private Placement provide that the holder of the SSI Warrants will not have the right to exercise any portion of its SSI Warrants until the achievement of certain clinical and regulatory milestones related to the Company’s clinical programs. The SSI Private Placement closed on April 5, 2023. Gross proceeds of the SSI Private Placement were $0.5 million.

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

The Company determined the fair value of the SSI Warrants at issuance was $0.3 million using the Black-Scholes-Merton option pricing model. The following assumptions were used to estimate the fair value of the warrants at issuance:

Risk-free interest rate	3.46%
Expected dividend yield	—
Expected term (in years)	5.2
Expected volatility	81%
Market value of common stock	$0.71

The fair value adjustment as of September 30, 2023 was $0.5 million using the Black-Scholes-Merton option pricing model with probability weights applied to each of the SSI Warrants where vesting is contingent upon the achievement of certain clinical and regulatory milestones related to the Company’s clinical programs. As of September 30, 2023, 200,000 of the SSI Warrants have vested and are exercisable. No warrants were exercised during the period.

The Company estimated the fair value of the SSI Warrant liability using the following assumptions as of September 30, 2023:

Risk-free interest rate	3.46%
Expected dividend yield	—
Expected term (in years)	4.8
Expected volatility	81%
Market value of common stock	$3.16

The following table summarizes the Company’s warrant liability (in thousands):

Warrant Liability
Balance at January 1, 2023	$—
Issuance of SSI Warrants	252
Issuance of Pre-Funded Warrants	39,826
Change in fair value	100,456
Balance at September 30, 2023	$140,534

Note 11—Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Since the Company had a net loss in all periods presented, basic and diluted net loss per common share are the same.

In August 2023, the Company issued liability-classified Pre-Funded Warrants with a nominal exercise price of $0.001 per share (see Note 10). In accordance with ASC 260 Earnings Per Share, shares issuable for little to no cash consideration should be included in the number of outstanding shares used to calculate basic earnings per share as long as all conditions necessary for exercise are met. As the Company does not have enough authorized shares to satisfy the warrants, the requirement that all conditions necessary for exercise are not met, and the Pre-Funded Warrants are not included in the calculation of basic net loss per share for the three and nine months ended September 30, 2023.

The following table represents the calculation of basic and diluted net loss per common share (in thousands, except share and per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(117,087)	$(26,527)	$(159,307)	$(110,936)
Weighted-average shares of common stock outstanding used to compute net loss per common share, basic and diluted	125,700,799	40,937,808	84,630,796	39,761,764
Net loss per common share, basic and diluted	$(0.93)	$(0.65)	$(1.88)	$(2.79)

The following common stock equivalents outstanding as of September 30, 2023 and 2022 were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti‑dilutive:

	September 30, 2023	September 30, 2022
Unvested RSUs	409,717	1,257,844
Unvested RSAs	—	149,614
Stock options	8,090,835	4,547,733
SSI Warrants	525,000	—
Pre-Funded Warrants	44,250,978	—
Total	53,276,530	5,955,191

Note 12—Income Taxes

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

As of September 30, 2023, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2022.

Note 13—Commitments and Contingencies

Litigation

The Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims. From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.

Commitments

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. The Company’s maximum exposure under these arrangements is unknown at September 30, 2023. The Company does not anticipate recognizing any significant losses relating to these arrangements.

Note 14 – Strategic Reprioritization

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

The Company expects payment of these costs to be complete by March 31, 2024. The amount of accrued severance recorded as of September 30, 2023 is as follows (in thousands):

As of September 30, 2023
Accrued severance balance as of December 31, 2022	$1,463
Severance recorded	2,691
Severance paid	(3,162)
Accrued severance balance as of September 30, 2023	$992

Note 15 – Retirement Plan

In July 2021, the Company adopted a 401(k) retirement savings plan that provides retirement benefits to all full-time employees. Eligible employees may contribute a percentage of their annual compensation, subject to Internal Revenue Service limitations. The Company contributed $0.1 million and $0.1 million to the 401(k) retirement savings plan for the three months ended September 30, 2023 and 2022, respectively. The Company contributed $0.3 million and $0.7 million to the 401(k) retirement savings plan for the nine months ended September 30, 2023 and 2022, respectively.

Note 16– Subsequent Events

On November 13, 2023 (the “Trinity Closing Date”), the Company entered into a Loan and Security Agreement (the “Trinity Term Loan Agreement”), by and among the Company, the lenders party thereto from time to time (the “Trinity Lenders”) and Trinity Capital Inc., as administrative agent and collateral agent for the Trinity Lenders (“Trinity”). The Trinity Term Loan Agreement provides for, on the Trinity Closing Date, $40.0 million aggregate principal amount of term loans (collectively, the “Trinity Term Loans”). The Company drew the Trinity Term Loans in full on the Trinity Closing Date.

The interest rate applicable to the Trinity Term Loans is the greater of (a) the WSJ Prime Rate plus 4.50% or (b) 12.75% per annum. The Trinity Term Loans are interest only from the Trinity Closing Date through 36 months from the Trinity Closing Date, which may be extended to 48 months from the Trinity Closing Date upon the satisfaction of certain milestones set forth in the Trinity Term Loan Agreement, after which the Company is required to pay equal monthly installments of principal through November 13, 2028 (the “Maturity Date”).

The Trinity Term Loans may be prepaid in full (i) from the Trinity Closing Date through November 13, 2024, with payment of a 3.00% prepayment premium, (ii) from November 13, 2024 through November 13, 2025, with payment of a 2% prepayment premium, and (iii) from November 13, 2025 through, but excluding, the Maturity Date, with payment of a 1% prepayment premium. On the Trinity Closing Date, the Company paid to Trinity a commitment fee of 1.00% of the original principal amount of the Trinity Term Loans. Upon repayment in full of the Trinity Term Loans, the Company will pay to Trinity an end of term payment equal to 5.00% of the original principal amount of the Trinity Term Loans.

The obligations under the Trinity Term Loan Agreement are secured by a perfected security interest in all of the Company’s assets except for certain customarily excluded property pursuant to the terms of the Trinity Term Loan Agreement. There are no financial covenants and no warrants associated with the Trinity Term Loan Agreement. The Trinity Term Loan Agreement contains various covenants that limit the Company’s ability to engage in specified types of transactions without the consent of Trinity and the Trinity Lenders which include, among others, incurring or assuming certain debt; merging, consolidating or acquiring all or substantially all of the capital stock or property of another entity; changing the nature of the Company’s business; changing the Company’s organizational structure or type; licensing, transferring or disposing of certain assets; granting certain types of liens on the Company’s assets; making certain investments; and paying cash dividends.

The Trinity Term Loan Agreement also contains customary representations and warranties, and also includes customary events of default, including payment default, breach of covenants, change of control, and material adverse effects. Upon the occurrence of an event of default, a default interest rate of an additional 5% per annum may be applied to the outstanding loan balances, and the Trinity Lenders may declare all outstanding obligations immediately due and payable and exercise all of its rights and remedies as set forth in the Trinity Term Loan Agreement and under applicable law.

The proceeds of the Trinity Term Loans were used to repay the Company’s obligations under the Term Loan Agreement with Silicon Valley Bank in full. The Term Loan Agreement with Silicon Valley Bank was terminated concurrently with entry into the Trinity Term Loan Agreement.

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

Overview

We are a patient-centric gene therapy company focused on developing and commercializing AAV-based gene therapies for the treatment of monogenic diseases of the central nervous system, or CNS. We were founded in partnership with The University of Texas Southwestern Medical Center, or UT Southwestern, to develop and commercialize transformative gene therapy treatments. Together with UT Southwestern, we possess a portfolio of gene therapy product candidates, with exclusive options to acquire several additional development programs at no cost. By combining our management team’s proven experience in gene therapy drug development and commercialization with UT Southwestern’s world-class gene therapy research capabilities, we believe we have created a powerful engine to develop transformative therapies to dramatically improve patients’ lives. In March 2022, we announced strategic pipeline prioritization initiatives focused on giant axonal neuropathy, or GAN, and Rett syndrome, and we have subsequently further paused substantially all other research and development activities to increase operational efficiency. Further, in September 2023, we announced that subsequent to the receipt of Type C meeting feedback from the United States Food and Drug Administration, or FDA, regarding a registrational path for TSHA-120, we were discontinuing the development of our TSHA-120 program in evaluation for the treatment of GAN.

We are evaluating TSHA-102 in the REVEAL Phase 1/2 clinical trial, which is an open-label, dose escalation, randomized, multicenter study that is examining the safety and efficacy of TSHA-102 in adult female patients with Rett syndrome. We dosed the first two adult patients with Rett syndrome in 2023. There have been no treatment-emergent serious adverse events as of the 20-week assessment post-treatment for the first Rett adult patient treated. In addition, there have been no treatment-emergent serious adverse events as of the six-week assessment post-treatment for the second Rett adult patient treated. The independent data monitoring committee, or IDMC, meeting to review the clinical data from the first two patients took place in November 2023 at which time the IDMC provided clearance to dose the third patient. Further updates on available clinical data from low dose cohort 1 are expected in the first quarter of 2024. We submitted a clinical trial application, or CTA, to the United Kingdom’s Medicines and Healthcare Products Regulatory Agency, or MHRA, for pediatric patients with Rett syndrome and submitted an IND application for pediatric patients with Rett syndrome to the FDA for TSHA-102 early in the third quarter of 2023. In August 2023, we received clearance from the FDA on our IND for TSHA-102 in pediatric patients with Rett syndrome and are planning on dosing the first Rett syndrome pediatric patient in the first quarter of 2024. The FDA has granted Fast Track Designation to TSHA-102 for Rett syndrome.

We have a limited operating history. Since our inception, our operations have focused on organizing and staffing our company, business planning, raising capital and entering into collaboration agreements for conducting preclinical and clinical development activities for our product candidates. Both of our lead product candidates are still in the clinical stage. We do not have any product candidates approved for sale and have not generated any revenue from product sales. Through September 30, 2023, we have funded our operations primarily through: (i) the sale of equity, raising an aggregate of $589.0 million of gross proceeds from our initial public offering, or the IPO, sales of common stock pursuant to our Sales Agreement (as defined below), our October 2022 follow-on offering and our 2023 private placements; (ii) pre-IPO private placements of our convertible preferred stock and other private placements of our common stock; (iii) our Term Loan Agreement (as defined below); and (iv) the Astellas Transactions (as defined below).

On August 12, 2021, or the Closing Date, we entered into a Loan and Security Agreement, or the Term Loan Agreement, with the lenders party thereto from time to time, or the Lenders and Silicon Valley Bank, as administrative agent and collateral agent for the Lenders, or the Agent. We drew $30.0 million in term loans on the Closing Date and drew an additional $10.0 million term loan on December 29, 2021. We did not draw any of the additional $20.0 million tranches prior to their expiration on September 30, 2022 and March 31, 2023. On November 13, 2023, we entered into the Trinity Term Loan Agreement (as defined below). The proceeds of the Trinity Term Loans (as defined below) were used to repay our obligations under the Term Loan Agreement. The Term Loan Agreement was terminated concurrently with entry into the Trinity Term Loan Agreement.

Since our inception, we have incurred significant operating losses. Our net losses were $159.3 million for the nine months ended September 30, 2023 and $110.9 million for the nine months ended September 30, 2022. As of September 30, 2023, we had an accumulated deficit of $560.7 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

•
continue to advance the clinical development of our product candidates and, if we determine to do so in the future, reprioritize the advancement of our preclinical and discovery programs;
•
conduct our ongoing clinical trials of TSHA-102 and any other future product candidates that we advance;
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

Phase 1/2 REVEAL Clinical Trial

We submitted a CTA for TSHA-102 in November 2021 and announced initiation of clinical development under a CTA approved by Health Canada in March 2022. We are advancing TSHA-102 in the REVEAL Phase 1/2 clinical trial, which is an open-label, dose escalation and dose-expansion, randomized, multicenter study that is evaluating the safety and efficacy of TSHA-102 in up to 18 adult female patients with Rett syndrome. Participants will receive a single lumbar intrathecal injection of TSHA-102. Dose escalation will evaluate two dose levels of TSHA-102 sequentially. In cohort 1, the first two patients were dosed with a dose of 5.7x1014 total vg, and the remaining patients in cohort 1 will receive the same dose, and the second cohort will be given a dose of 1x1015 total vg. The maximum tolerated dose or maximum administered dose established will then be administered during dose expansion. Key assessments will include Rett-specific and global assessments, quality of life, biomarkers, and neurophysiology and imaging assessments.

We dosed the first adult patient with Rett syndrome in the first half of 2023. The second adult patient was dosed in September 2023. We plan to complete dosing of the low dose cohort in the fourth quarter of 2023 or first quarter of 2024. TSHA-102 demonstrated a well-tolerated safety profile with no treatment-emergent serious adverse events as of the week 20 post-treatment assessment for patient 1 and as of the week six post-treatment assessment for patient 2. The IDMC meeting to review the updated clinical data took place in November 2023 at which time the IDMC provided clearance to dose the third patient.

TSHA-102 REVEAL Clinical Trial Safety and Efficacy Endpoints

Primary efficacy endpoints are patient assessments by clinicians using the Clinical Global Impressions Scale – Improvement, or CGI-I, Rett Syndrome Hand Function Scale, or RSHFS, and Revised Motor Behavior Assessment, or R-MBA. Secondary

endpoints include patient assessments by clinicians and caregivers using the Clinical Global Impressions Scale – Severity, or CGI-S, the Rett Syndrome Behavior Questionnaire, or RSBQ, and other clinical assessment scales.

In the first adult patient dosed, TSHA-102 demonstrated a well-tolerated safety profile with no treatment-emergent serious adverse events as of the 20-week assessment post-treatment. In addition, the Principal Investigator observed significant clinical improvement in multiple domains, including autonomic function (improved breathing patterns, sleep quality and duration), socialization (improved social interest and vocalization), as well as gross motor skills (gained ability to move legs and sit unassisted for up to 15 minutes at week 12) and fine motor skills (improved hand function and the gained ability to grasp two different objects in her non-dominant hand for the first time since infancy), supported by clinical data.

In the second adult patient dosed, TSHA-102 demonstrated a well-tolerated safety profile with no treatment-emergent serious adverse events as of the six-week assessment post-treatment. The Principal Investigator observed clinical improvement in multiple domains, including autonomic function (reduced seizures and improved breathing patterns, including significant reduction in hyperventilation), socialization (improved social interest), gross motor skills (improved posture, gait and stability) and fine motor skills (improved hand stereotypies) and significant reduction in seizure frequency, supported by initial clinical data and Seizure Diaries.

The first patient dosed in the REVEAL trial demonstrated a sustained clinical improvement in the first 12 weeks post-TSHA-102 administration as depicted in the graph below. The second patient dosed in the REVEAL trial demonstrated a clinical improvement at the week four post-TSHA-102 administration as depicted in the graphs below.

TSHA-102 REVEAL Trial Patient 1

The first adult patient dosed with TSHA-102 demonstrated a sustained clinical improvement in RSBQ Total Score at week 12 post-TSHA-102 administration as depicted in the chart below.

Patient 1 demonstrated a sustained clinically significant improvement assessed 12 weeks post-TSHA-102 administration. A 22-point improvement was shown in total RSBQ score through week 12, which was mostly driven by improvements in hand behaviors, night-time behavior, breathing problems and facial expressions.

Patient 1 demonstrated an improvement in the R-MBA Total Score at week 12 post-TSHA-102 administration as depicted in the graph below.

Revised Motor Behavior Assessment (R-MBA) [Patient 1] Total Scores

R-MBA Total Scores
60
50
40
30
20
10
0

	Total R-MBA Score (Sum items 1 to 24)
Baseline	43
Week 4	48
Week 8	51
Week 12	37

For patient 1, improvements were seen at week 12 post-TSHA-102 administration. A six-point improvement was demonstrated by the R-MBA through week 12, which was driven by improvements in motor dysfunction and social skills.

Patient 1 has been on phenytoin as antiepileptic therapy, which she has continued following treatment with TSHA-102. Prior to treatment and per medical history, the patient required phenytoin levels of >100 umol/L to control her seizures. Patient 1 was seizure-free at six weeks post-treatment with TSHA-102. As of 20 weeks following treatment, the patient has seizures at phenytoin levels of 60-80 umol/L, which is substantially lower than her therapeutic levels before TSHA-102 treatment. Per the Seizure Diary, the patient experienced a total of seven seizures post-treatment, when her phenytoin levels were sub-therapeutic. Specifically, one seizure corresponded with a phenytoin level of 45.9 umol/L. The last reported seizure occurred on Day 82, when the patient’s phenytoin level was 35.9 umol/L.

The RSHFS is a scale designed to evaluate hand function in patients with Rett syndrome. The patient's hand function is evaluated by an experienced independent physical therapist with expertise in the hand function of Rett patients, based on videotaped sessions in which the patient’s caregiver hands her both large (e.g. a toy, cup, or spoon) and small (e.g. a grape or small piece of sandwich) objects so that the patient may demonstrate her ability to grasp, pick up, and hold the objects. The physical therapist then codes the demonstrated hand function in each video at one of four levels of hand function, ranging from no active grasping of any objects to independent grasping.

Patient 1 demonstrated a significant improvement in RSHFS at 11 weeks post TSHA-102 administration as depicted in the chart below.

Loss of hand function is a hallmark characteristic of Rett syndrome and a key area of concern for caregivers. It impacts a patient’s ability to communicate and impedes daily activities, which ultimately limits independence. Per the RSHFS independent assessor, in the week 11 assessment, patient 1 demonstrated the ability to use use her non-dominant hand for some basic grasping whereas previously, she was not able to grasp at all. Patient 1’s non-dominant hand went from a score of one at baseline (no active grasping) to the second highest level rating of three (holding objects for at least two seconds) at week 11. At baseline, she could hold no objects with her non-dominant hand and at week 11 post-treatment, she could hold two different objects (spoon and toy) for at least two seconds. Patient 1’s dominant hand function improved following treatment as she was able to grasp two different objects (spoon and toy) rather than just one object (spoon) at baseline.

TSHA-102 REVEAL Trial Patient 2

While the two patients dosed to date in our REVEAL trial both have the most advanced stage of Rett Syndrome, Stage, IV, they possess different genetic backgrounds and mutation types, which appears to manifest in dramatically different phenotypes and clinical severity.

Patient 1 has a large deletion within the MECP2 gene as these deletions have been reported to cause Rett Syndrome. This patient's phenotypic manifestation is more severe, with complete loss of ambulation (patient is wheelchair-bound) and scoliosis, which is consistent with the previously discussed correlation between truncating defects and severity of presenting phenotype.

Patient 2 has a missense mutation in the MECP2 gene, which has been reported in over 25 publications to cause Rett syndrome. This patient's phenotypic manifestation is milder, with only partial loss of ambulation, which is consistent with the correlation between missense defects and milder phenotypes, as demonstrated by the baseline scores of each patient.

Patient 2 demonstrated a clinical improvement in RSBQ Total Score four weeks post-TSHA-102 administration as depicted in the chart below.

A four-point improvement at week four was shown in RSBQ Total Score which was mostly driven by improvements in body rocking/facial expressions, walking/standing and improvements in breathing abnormalities.

Patient 2 demonstrated improvements in the R-MBA Total Score at four weeks post-TSHA-102 administration as depicted in the graph below.

A seven-point improvement through week four was demonstrated by the R-MBA, mostly driven by improvements in social skills and respiratory behaviors including less frequent hyperventilating and breath-holding.

Patient 2 had only a single seizure event that was detected on day 13 post TSHA-102 administration (two seizures reported in pre-study screening period). The seizure was an unknown type, motor and less than one minute duration. The Principal Investigator describes a reduction in seizures from pre-treatment to post-therapy treatment based on caregiver reported patient history.

Patient 2 hand function data is shown in the chart below. There was no observed improvement in RSHFS at four weeks post-treatment.

Preclinical in vitro data on TSHA-102

We presented new preclinical in vitro data on TSHA-102 in Rett syndrome as part of a poster presentation at the ESGCT 30th Annual Congress in October 2023. The preclinical study used human (2v6.11) and mouse (N2a) cell culture models to explore the function of miRARE and its impact on MECP2 transgene and protein expression in the presence or absence of cellular MeCP2 using both viral AAV9 transduction and plasmid transfection containing either miRARE-regulated or SV40 (unregulated) elements.

In vitro data showed that post-transcriptional gene silencing by miRARE in response to cellular MeCP2 levels can be recapitulated in human and mouse cell lines. Specifically, the data demonstrated miRARE controlled dose-dependent transgene expression of MeCP2 protein via a similar mechanism in both human and mouse cell lines. In addition, the miRARE technology partially silenced transgene expression in neuronal and non-neuronal cell lines, and the expression and subsequent downregulation were four to five-fold higher in neuronal cell lines, supporting tissue-specific expression of MeCP2.

Transgene protein expression was highest in homozygous cells and slightly greater than wild-type in heterozygous cells, demonstrating that transgene expression of MeCP2 protein is sensitive to cellular levels of MeCP2 and increases in human cells with both endogenous MECP2 copies disrupted. The data support that miRARE regulation of the MECP2 transgene is sensitive to cellular levels of MeCP2.

TSHA-102 transfected 2v6.11 cells and CRISPR-generated 2v6.11 sublines disrupted in one or both *MECP2* alleles

miniMeCP2 expression (pg/µg cell lysate)
10
8
6
4
2
0
MECP2+/+
MECP2+/–
MECP2–/–

The data also showed that transgene silencing occurred in part by inducing mRNA decay but more substantially by reducing miniMeCP2 protein accumulation. Specifically, cells transduced with TSHA-102 miRARE were associated with 49% reduced transgene mRNA as well as 197% reduced protein expression over TSHA-102 SV40 3’UTR transfected cells, suggesting that the miRARE technology also acts in cis to prevent translation.

In vitro data recapitulate our in vivo neonatal mouse and further our mechanistic understanding of how miRARE controls post-transcriptional MECP2 expression. Overall, in vitro study results clearly demonstrated that miRARE controls the expression of MeCP2 protein in the most relevant cell background.

Deprioritized Programs

We have at this time deprioritized the evaluation of our preclinical and clinical product candidates TSHA-120 for GAN, TSHA-105 for SLC13A5, TSHA-118 for CLN1 and TSHA-121 for CLN7. Although we are not currently evaluating the potential of TSHA-105, TSHA-118 and TSHA-121, we may again evaluate any of these in the future as a product candidate as a component of our pipeline expansion plans, or pursue partnerships to advance these programs.

TSHA-120 for Giant Axonal Neuropathy (GAN)

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

In March 2021, we acquired the exclusive worldwide rights to a clinical-stage, intrathecally dosed AAV9 gene therapy program, now known as TSHA-120, for the treatment of GAN, pursuant to a license agreement with Hannah’s Hope Fund for Giant Axonal Neuropathy, Inc., or HHF. Under the terms of the agreement, HHF received an upfront payment of $5.5 million and will be eligible to receive clinical, regulatory and commercial milestones totaling up to $19.3 million, as well as a low, single-digit royalty on net sales upon commercialization of TSHA-120. We received orphan drug designation and rare pediatric disease designation from the FDA for TSHA-120 for the treatment of GAN. In April 2022, we received orphan drug designation from the European Commission for TSHA-120 for the treatment of GAN.

In September 2023, subsequent to the receipt of Type C meeting feedback from the FDA regarding a registrational path for TSHA-120, we announced that we would discontinue the development of our TSHA-120 program in the evaluation for the treatment of GAN. We are pursuing external strategic options for the TSHA-120 program to potentially enable further program development.

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

In December 2021 the Company’s CTA filing for TSHA-118 for the treatment of CLN1 disease was approved by Health Canada and therefore triggered a regulatory milestone payment in connection with the Abeona CLN1 Agreement. We recorded $3.0 million within research and development expenses in the consolidated statements of operations for the year ended December 31, 2021. The milestone fee was paid in January 2022 and has been classified as an investing outflow in the condensed consolidated statements of cash flows for the nine months ended September 30, 2022. No additional milestone payments were made or triggered during the nine months ended September 30, 2023.

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

In March 2022, our CTA filing for TSHA-102 for the treatment of Rett Syndrome was approved by Health Canada and therefore triggered a regulatory milestone payment in connection with the Rett Agreement. We recorded $1.0 million within research and development expenses in the condensed consolidated statements of operations for the nine months ended September 30, 2022. This milestone fee was paid in July 2022. In May 2023, we dosed the first patient with TSHA-102 in the Phase 1/2 REVEAL trial evaluating the safety and preliminary efficacy of TSHA-102 in adult patients with Rett syndrome and therefore triggered a milestone payment in connection with this agreement. We recorded $3.5 million within research and development expenses in the condensed consolidated statements of operations for the nine months ended September 30, 2023. This milestone fee was paid in August 2023 and has been classified as an investing cash outflow in the condensed consolidated statements of cash flows for the nine months ended September 30, 2023. No additional milestone payments were made or triggered in connection with this agreement during the nine months ended September 30, 2023.

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

TSHA-120 Giant Axonal Neuropathy

Under the Option Agreement, we granted to Astellas an exclusive option to obtain an exclusive, worldwide, royalty and milestone-bearing right and license (A) to research, develop, make, have made, use, sell, offer for sale, have sold, import, export and otherwise exploit, or, collectively, Exploit or the Exploitation, the product known, as of the Effective Date, as TSHA-120, or the 120 GAN Product, and any backup products with respect thereto for use in the treatment of GAN or any other gene therapy product for use in the treatment of GAN that is controlled by us or any of our affiliates or with respect to which we or any of our affiliates controls intellectual property rights covering the Exploitation thereof, or a GAN Product, and (B) under any intellectual property rights controlled by us or any of our affiliates with respect to such Exploitation, or the GAN Option. Following the receipt of Type C meeting feedback from the FDA regarding a registrational path for TSHA-120 in September 2023, Astellas elected not to exercise the GAN Option.

TSHA-102 Rett Syndrome

Under the Option Agreement, we also granted to Astellas an exclusive option to obtain an exclusive, worldwide, royalty and milestone- bearing right and license (A) to Exploit any Rett Product (as defined below), and (B) under any intellectual property rights controlled by us or any of our affiliates with respect to such Exploitation, or the Rett Option, and together with the GAN Option, each, an Option. In September 2023, Astellas elected not to exercise its Option to obtain an exclusive license to TSHA-120.

Recent Developments

August 2023 Private Placement and Proposed Charter Amendment

On August 14, 2023, we entered into a Securities Purchase Agreement, or the August 2023 Securities Purchase Agreement, with certain institutional and other accredited investors, or the Purchasers, pursuant to which we agreed to sell and issue to the Purchasers in a private placement transaction, or the August 2023 Private Placement, that closed on August 16, 2023: (i) 122,412,376 shares of our common stock and (ii) with respect to certain Purchasers, pre-funded warrants, or the Pre-Funded Warrants, to purchase 44,250,978 shares of common stock in lieu of shares of common stock. The closing of the August 2023 Private Placement, or the Closing, occurred on August 16, 2023. The total gross proceeds to us at the Closing were approximately $150.0 million, and after deducting placement agent commissions and offering expenses payable by us, net proceeds were approximately $140.3 million.

The Pre-Funded Warrants are only exercisable into common stock upon the approval by our stockholders of an increase in the number of authorized shares of common stock available under our Amended and Restated Certificate of Incorporation and our filing of a Certificate of Amendment to our Amended and Restated Certificate of Incorporation, or the Certificate of Amendment, with the Secretary of State of the State of Delaware. Our Board of Directors has approved an amendment to our Amended and Restated Certificate of Incorporation, as amended to date, to increase the number of authorized shares of common stock from 200,000,000 to 400,000,000, or the Authorized Shares Amendment, and on October 5, 2023, we filed a definitive proxy statement on Schedule 14A with respect to seeking stockholder approval of the Authorized Shares Amendment at a special meeting of the stockholders to be held on November 15, 2023. Pursuant to the August 2023 Securities Purchase Agreement, we agreed to seek to obtain stockholder approval of the Authorized Shares Amendment by December 31, 2023. If we do not obtain such stockholder approval by December 31, 2023, we are required to pay liquidated damages of 2.0% of the aggregate purchase price paid by each holder of Pre-Funded Warrants, and we are obligated to cause an additional stockholder meeting to be held every three months thereafter until stockholder approval of the Authorized Shares Amendment is obtained, or a Subsequent Stockholder Approval Deadline. For any subsequent failure to obtain such stockholder approval by any Subsequent Stockholder Approval Deadline, we are required to pay an additional 2.0% as liquidated damages.

Trinity Term Loans

On November 13, 2023, or the Trinity Closing Date, we entered into a Loan and Security Agreement, or the Trinity Term Loan Agreement, by and among us, the lenders party thereto from time to time, or the Trinity Lenders, and Trinity Capital Inc., as administrative agent and collateral agent for the Trinity Lenders, or Trinity. The Trinity Term Loan Agreement provides for, on the Trinity Closing Date, $40.0 million aggregate principal amount of term loans (collectively, the “Trinity Term Loans”). We drew the Trinity Term Loans in full on the Trinity Closing Date.

The interest rate applicable to the Trinity Term Loans is the greater of (a) the WSJ (“Wall Street Journal”) Prime Rate plus 4.50% or (b) 12.75% per annum. The Trinity Term Loans are interest only from the Trinity Closing Date through 36 months from the Trinity Closing Date, which may be extended to 48 months from the Trinity Closing Date upon the satisfaction of certain milestones set forth in the Trinity Term Loan Agreement, after which we are required to pay equal monthly installments of principal through November 13, 2028, or the Maturity Date.

The Trinity Term Loans may be prepaid in full (i) from the Trinity Closing Date through November 13, 2024, with payment of a 3.00% prepayment premium, (ii) from November 13, 2024 through November 13, 2025, with payment of a 2% prepayment premium, and (iii) from November 13, 2025 through, but excluding, the Maturity Date, with payment of a 1% prepayment premium. On the Trinity Closing Date, we paid to Trinity a commitment fee of 1.00% of the original principal amount of the Trinity Term Loans. Upon repayment in full of the Trinity Term Loans, we will pay to Trinity an end of term payment equal to 5.00% of the original principal amount of the Trinity Term Loans.

The obligations under the Trinity Term Loan Agreement are secured by a perfected security interest in all of our assets except for certain customarily excluded property pursuant to the terms of the Trinity Term Loan Agreement. There are no financial covenants and no warrants associated with the Trinity Term Loan Agreement. The Trinity Term Loan Agreement contains various covenants that limit our ability to engage in specified types of transactions without the consent of Trinity and the Trinity Lenders which include, among others, incurring or assuming certain debt; merging, consolidating or acquiring all or substantially all of the capital stock or property of another entity; changing the nature of our business; changing our organizational structure or type; licensing, transferring or disposing of certain assets; granting certain types of liens on our assets; making certain investments; and paying cash dividends.

The Trinity Term Loan Agreement also contains customary representations and warranties, and also includes customary events of default, including payment default, breach of covenants, change of control, and material adverse effects. Upon the occurrence of an event of default, a default interest rate of an additional 5% per annum may be applied to the outstanding loan balances, and the Trinity Lenders may declare all outstanding obligations immediately due and payable and exercise all of its rights and remedies as set forth in the Trinity Term Loan Agreement and under applicable law.

The proceeds of the Trinity Term Loans were used to repay our obligations under the Term Loan Agreement (as defined below) with Silicon Valley Bank in full. The Term Loan Agreement with Silicon Valley Bank was terminated concurrently with entry into the Trinity Term Loan Agreement.

Components of Results of Operations

Revenue

Revenue for the nine months ended September 30, 2023 was derived from the Astellas Transactions. We recognize revenue as research and development activities related to our Rett program are performed. Revenue related to the material rights associated with the Rett Option and the GAN Option must be recognized at a point in time when the options are exercised or the option period expires. In September 2023, Astellas elected not to exercise the GAN Option, therefore we recognized revenue related to the GAN Option during the nine months ended September 30, 2023.

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

Operating Expenses

Research and Development Expenses

Research and development expenses primarily consist of clinical and preclinical development of our product candidates and discovery efforts, including conducting preclinical studies, manufacturing development efforts, preparing for clinical trials and activities related to regulatory filings for our product candidates. Research and development expenses are recognized as incurred and payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received. Costs incurred in obtaining technology licenses through asset acquisitions are charged to research and development expense if the licensed technology has not reached technological feasibility and has no alternative future use. Research and development expenses include or could include:

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

We anticipate that certain of our general and administrative expenses will decrease in the future as a result of the reductions in our headcount in 2022 and 2023 to support our infrastructure and focus on our Rett program. We also anticipate that our general and administrative expenses as a result of payments for accounting, audit, legal, consulting services, as well as costs associated with maintaining compliance with Nasdaq listing rules and SEC requirements, director and officer liability insurance, investor and public relations activities and other expenses associated with operating as a public company will stay constant for the near future but may increase over time.

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

Results of Operations

Results of Operations for the Three Months ended September 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022 (in thousands):

	For the Three Months Ended September 30,
	2023	2022
Revenue	$4,746	$—
Operating expenses:
Research and development	11,791	16,774
General and administrative	8,589	8,683
Impairment of long-lived assets	616	—
Total operating expenses	20,996	25,457
Loss from operations	(16,250)	(25,457)
Other income (expense):
Change in fair value of warrant liability	(100,456)	—
Interest income	1,109	9
Interest expense	(1,471)	(1,078)
Other expense	(19)	(1)
Total other income (expense), net	(100,837)	(1,070)
Net loss	$(117,087)	$(26,527)

Revenue

Revenue related to the Astellas Transactions was $4.7 million for the three months ended September 30, 2023, which was executed in November 2022. The revenue recorded is the result of Rett research and development activities performed during the third quarter of 2023 and the expiration of the material right associated with the GAN Option.

Research and Development Expenses

Research and development expenses were $11.8 million for the three months ended September 30, 2023, compared to $16.8 million for the three months ended September 30, 2022. The net change was due to a $9.3 million decrease due to lower compensation expense as a result of reduced headcount, lower licensing milestone fees, fewer manufacturing batches and fewer raw material purchases. This was partially offset by a $4.3 million increase in activity surrounding ongoing clinical trial efforts in the Rett REVEAL adult and pediatric studies.

General and Administrative Expenses

General and administrative expenses were $8.6 million for the three months ended September 30, 2023, compared to $8.7 million for the three months ended September 30, 2022. The decrease of $0.1 million was due to reduced compensation expense due to lower headcount of $2.0 million, reduced consulting and professional fees of $0.7 million, partially offset by $2.6 million issuance costs allocated to the liability-classified pre-funded warrants issued in connection with the August 2023 Private Placement.

Impairment of Long-lived Assets

We recorded a non-cash impairment charge of $0.6 million related to assets held for sale for the three months ended September 30, 2023.

Other Income (Expense)

Change in fair value of warrant liability

Change in fair value of warrant liability was $100.5 million for the three months ended September 30, 2023 due to the substantial increase in the fair value of the underlying common stock underlying the SSI Warrants and the Pre-Funded Warrants.

Interest Income

Interest income was $1.1 million for the three months ended September 30, 2023. The increase in income is primarily attributable to higher interest earned on our savings account and dividends earned from our money market fund following the receipt of the August 2023 Private Placement proceeds.

Interest Expense

Interest expense was $1.5 million for the three months ended September 30, 2023, compared to $1.1 million for the three months ended September 30, 2022. The increase of approximately $0.4 million was primarily attributable to higher interest expense incurred under the Term Loan Agreement due to higher interest rates on our Term Loan during the three months ended September 30, 2023 compared to the comparative period in the prior year.

Results of Operations for the Nine Months ended September 30, 2023 and 2022

The following table summarizes our results of operations for the nine months ended September 30, 2023 and 2022 (in thousands):

	For the Nine Months Ended September 30,
	2023	2022
Revenue	$11,847	$—
Operating expenses:
Research and development	44,096	78,462
General and administrative	23,328	30,019
Impairment of long-lived assets	616	—
Total operating expenses	68,040	108,481
Loss from operations	(56,193)	(108,481)
Other income (expense):
Change in fair value of warrant liability	(100,456)	—
Interest income	1,651	50
Interest expense	(4,285)	(2,493)
Other expense	(24)	(12)
Total other income (expense), net	(103,114)	(2,455)
Net loss	$(159,307)	$(110,936)

Revenue

Revenue related to the Astellas Transactions was $11.8 million for the nine months ended September 30, 2023, which was executed in November 2022. The revenue recorded is the result of Rett research and development activities performed during the nine months ended September 30, 2023 and the expiration of the material right associated with the GAN Option.

Research and Development Expenses

Research and development expenses were $44.1 million for the nine months ended September 30, 2023, compared to $78.5 million for the nine months ended September 30, 2022. The $34.4 million decrease was driven by the effects of the strategic reprioritization efforts taken in March 2022, which resulted in a reduction of $19.7 million in compensation expense due to reduced R&D headcount. We also incurred $10.9 million less research and development manufacturing and other raw material purchases through the first nine months of 2023. Additionally, we incurred $11.7 million in lower expenses in third-party research and development consulting fees, mainly related to pre-clinical studies, and IND-enabling toxicology studies. This was partially offset by an increase in of $7.9 million in expense related to ongoing clinical trial efforts in the Rett REVEAL adult and pediatric studies.

General and Administrative Expenses

General and administrative expenses were $23.3 million for the nine months ended September 30, 2023, compared to $30.0 million for the nine months ended September 30, 2022. The decrease of approximately $6.7 million was primarily due to a $6.5 million reduction in compensation expenses as a result of reduced headcount and $2.8 million in lower professional, consulting and other general and administrative expenses. This was partially offset by $2.6 million of issuance costs allocated to the liability-classified pre-funded warrants issued in connection with the August 2023 Private Placement.

Impairment of Long-lived Assets

We recorded a non-cash impairment charge of $0.6 million related to assets held for sale for the nine months ended September 30, 2023.

Other Income (Expense)

Change in fair value of warrant liability

Change in fair value of warrant liability was $100.5 million for the nine months ended September 30, 2023 due to the substantial increase in the fair value of the common stock underlying the SSI Warrants and the Pre-Funded Warrants.

Interest Income

Interest income was $1.7 million for the nine months ended September 30, 2023, compared to less than $0.1 million for the nine months ended September 30, 2022. The increase in income is primarily attributable to higher interest earned on our savings account and dividends earned from our money market fund following the receipt of the August 2023 Private Placement proceeds.

Interest Expense

Interest expense was $4.3 million for the nine months ended September 30, 2023, compared to $2.5 million for the nine months ended September 30, 2022. The increase of approximately $1.8 million was primarily attributable to higher interest expense incurred under the Term Loan Agreement due to higher interest rates on our Term Loan during the nine months ended September 30, 2023 compared to the comparative period in the prior year.

Liquidity and Capital Resources

Overview

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses. As of September 30, 2023, we had cash and cash equivalents of $164.3 million. Through September 30, 2023, we have funded our operations primarily through (i) the sale of equity, raising an aggregate of $589.0 million in gross proceeds from our IPO, sales of common stock pursuant to the Sales Agreement (as defined below), our October 2022 follow-on offering and our 2023 private placements, (ii) pre-IPO private placements of our convertible preferred stock and other private placements of our common stock, (iii) our Term Loan Agreement (as defined below) and (iv) the Astellas Transactions. Specifically, between March and July 2020, we closed on the sale of an aggregate of 10,000,000 shares of Series A convertible preferred stock for gross proceeds of $30.0 million. In July and August 2020, we closed on the sale of an aggregate of 5,647,048 shares of Series B convertible preferred stock for gross proceeds of $96.0 million. In September 2020, we raised gross proceeds of $181.0 million in our initial public offering.

On August 12, 2021, or the Closing Date, we entered into a Loan and Security Agreement, or the Term Loan Agreement, with the lenders party thereto from time to time, or the Lenders and Silicon Valley Bank, as administrative agent and collateral agent for the Lenders, or the Agent. We drew $30.0 million in term loans on the Closing Date and an additional $10.0 million in term loans on December 29, 2021. We did not draw on any of the additional $20.0 million tranches prior to their expiration on September 30, 2022 and March 31, 2023. The loan repayment schedule provided for interest only payments until August 31, 2024, followed by consecutive monthly payments of principal and interest. All unpaid principal and accrued and unpaid interest with respect to each term loan was due and payable in full on August 1, 2026.

On November 13, 2023, we entered into the Trinity Term Loan Agreement. The proceeds of the Trinity Term Loans were used to repay our obligations under the Term Loan Agreement. Pursuant to the terms of the Trinity Term Loan Agreement, on the Trinity Closing Date, we received the Trinity Term Loans of $40.0 million, which we drew in full on the Trinity Closing Date. The Trinity Term Loans are interest only from the Trinity Closing Date through 36 months from the Trinity Closing Date, which may be extended to 48 months from the Trinity Closing Date upon the satisfaction of certain milestones set forth in the Trinity Term Loan Agreement, after which we are required to pay equal monthly installments of principal through November 13, 2028, or the Maturity Date. The proceeds of the Trinity Term Loans were used to repay our Term Loan Agreement, and the Term Loan Agreement was terminated concurrently with entry into the Trinity Term Loan Agreement.

On October 5, 2021, we filed a shelf registration statement on Form S-3 with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants and units or any combination thereof up to a total aggregate offering price of $350.0 million. We also simultaneously entered into a Sales Agreement, or the Sales Agreement, with SVB Leerink LLC and Wells Fargo Securities, LLC, or the Sales Agents, pursuant to which we may issue and sell, from time to time at our discretion, shares of our common stock having an aggregate offering price of up to $150.0 million through the Sales Agents. In March 2022, we amended the Sales Agreement to, among other things, include Goldman Sachs & Co. LLC as an additional Sales Agent. Any shares of our common stock will be issued pursuant to our shelf registration statement on Form S-3 (File No. 333-260069), or the Shelf Registration Statement, which the SEC declared effective on October 14, 2021. In April 2022, we sold 2,000,000 shares of common stock pursuant to the Sales Agreement and received net proceeds of $11.6 million. No other shares of common stock have been issued and sold pursuant to the Sales Agreement as of September 30, 2023.

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

Also on October 21, 2022, we entered into a securities purchase agreement with Astellas, or the Astellas Securities Purchase Agreement, and together with the Option Agreement, the Astellas Transactions, pursuant to which we agreed to issue and sell to Astellas in a private placement, or the Astellas Private Placement, an aggregate of 7,266,342 shares of our common stock, or the Astellas Private Placement Shares, for aggregate proceeds of approximately $30.0 million. The Astellas Private Placement closed on October 24, 2022. Pursuant to the Astellas Securities Purchase Agreement, in connection with the Private Placement, Astellas has the right to designate one individual to attend all meetings of the Board in a non-voting observer capacity. We also granted Astellas certain registration rights with respect to the Astellas Private Placement Shares.

On October 26, 2022, we entered into an underwriting agreement, or the Underwriting Agreement, with Goldman Sachs & Co. LLC, or the Underwriter, to issue and sell 14,000,000 shares of our common stock, par value $0.00001 per share, in an underwritten public offering pursuant to an effective registration statement on Form S-3 and a related prospectus and prospectus supplement. The offering price to the public was $2.00 per share and the Underwriter purchased the shares from us pursuant to the Underwriting Agreement at a price of $1.88 per share. In addition, we granted the Underwriter an option to purchase, for a period of 30 days, up to an additional 2,100,000 shares of our common stock. The Follow-on Offering closed on October 31, 2022 and we received net proceeds of $26.0 million after deducting underwriting discounts, commissions and offering expenses. On November 10, 2022, the Underwriter exercised their option to purchase an additional 765,226 shares of our common stock and we received net proceeds of $1.4 million after deducting underwriting discounts and commissions.

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

In August 2023, we entered into the August 2023 Securities Purchase Agreement with the Purchasers pursuant to which we agreed to sell and issue to the Purchasers in the August 2023 Private Placement, (i) 122,412,376 shares of common stock and (ii) with respect to certain Purchasers, Pre-Funded Warrants to purchase 44,250,978 shares of common stock in lieu of shares of common stock. The purchase price was $0.90 per share, or the Purchase Price, and the purchase price for the Pre-Funded Warrants was the Purchase Price minus $0.001 per Pre-Funded Warrant. The August 2023 Private Placement closed on August 16, 2023. We received total net proceeds of $140.3 million after deducting placement agent commissions and offering expenses.

Funding Requirements

To date, we have not generated any revenues from the commercial sale of approved drug products, and we do not expect to generate substantial revenue for at least the next few years. If we fail to complete the development of our product candidates in a timely manner or fail to obtain their regulatory approval, our ability to generate future revenue will be compromised. We do not know when, or if, we will generate any revenue from our product candidates, and we do not expect to generate significant revenue unless and until we obtain regulatory approval of, and commercialize, our product candidates. Our expenses decreased from 2021 to 2022 as a result of our program prioritization efforts and reduced headcount. We have reduced and anticipate further reductions in spending in 2023 compared to 2022 levels due to the strategic pipeline prioritization initiatives focused on developing Rett and GAN. In September 2023, we announced that we intended to discontinue development of, and seek external strategic options for, our GAN clinical program, which we anticipate will further reduce spending during the remainder of 2023. If we obtain approval for any of our product candidates, we expect to incur significant commercialization expenses related to sales, marketing, manufacturing and distribution. We anticipate that we will need substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

As of September 30, 2023, our material cash requirements consisted of $32.6 million in total lease payments under our noncancelable leases for equipment, laboratory space and office space. These leases are described in further detail in Note 5 to our unaudited condensed consolidated financial statements located in “Part I – Financial Information, Item 1. Financial Statements” in this Quarterly Report on Form 10-Q. Our most significant purchase commitments consist of approximately $13.9 million in cancellable purchase obligations to our CROs and other clinical trial vendors.

We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital requirements into 2026. We will require additional capital to fund the research and development of our product candidates, to fund our manufacturing activities, to fund precommercial activities of our programs and for working capital and general corporate purposes. The assessment of our ability to meet our future obligations is inherently judgmental, subjective and susceptible to change. Based on our current forecast, we believe that we will have sufficient cash to maintain our planned operations for the next twelve months following the issuance of these condensed consolidated financial statements.

Because of the numerous risks and uncertainties associated with research, development and commercialization of biological products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•
the scope, progress, costs and results of discovery, preclinical development, laboratory testing and clinical trials for TSHA-102 and any current and future product candidates that we advance;
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

Cash Flows

The following table shows a summary of our cash flows for the nine months ended September 30, 2023 and 2022 (in thousands):

	For the Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(56,901)	$(103,102)
Net cash used in investing activities	(7,342)	(22,560)
Net cash provided by financing activities	140,641	10,865
Net change in cash, cash equivalents and restricted cash	$76,398	$(114,797)

Operating Activities

For the nine months ended September 30, 2023, our net cash used in operating activities of $56.9 million primarily consisted of a net loss of $159.3 million, primarily attributable to the loss recorded on the change in fair value of our warrant liability. The net loss of $159.3 million was offset by $115.6 million of adjustments for non-cash items, primarily due to the change in fair value of warrant liability of $100.5 million and stock-based compensation expense of $5.9 million. Additional cash used in operating activities of $13.2 million was primarily due to a decrease in deferred revenue.

For the nine months ended September 30, 2022, our net cash used in operating activities of $103.1 million primarily consisted of a net loss of $110.9 million, primarily attributable to our spending on research and development expenses. The net loss of $110.9 million was partially offset by adjustments for non-cash items, primarily stock-based compensation, research and development license fees and depreciation expense of $17.6 million. Additional cash used in operating activities of $11.8 million was primarily due to a decrease in accounts payable and accrued expenses which was partially offset by an increase in prepaid expenses and other assets of $2.0 million.

Investing Activities

During the nine months ended September 30, 2023, investing activities used $7.3 million of cash primarily attributable to capital expenditures related to the close out of our in-house manufacturing facility project and payment of a $3.5 million milestone license fee. During the nine months ended September 30, 2022, investing activities used $22.6 million of cash primarily attributable to research and development license payments of $4.3 million, including regulatory milestone payments paid to Abeona pursuant to the Rett and CLN1 Agreements and $18.3 million in capital expenditures related to our in-house manufacturing facility and research and development lab.

Financing Activities

During the nine months ended September 30, 2023, financing activities provided approximately $140.6 million of cash, which is primarily attributable to the proceeds from the August 2023 Private Placement, partially offset by the payment of shelf registration costs and other financing transactions. During the nine months ended September 30, 2022, financing activities provided $10.9 million of cash, which is primarily attributable to $11.6 million net proceeds from the sale of 2,000,000 shares of common stock pursuant to the Sales Agreement and partially offset by cash used in other financing activities.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act ), as of the end of the period covered by this Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Form 10-Q was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

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

If we are unable to obtain stockholder approval for the Charter Amendment to increase the number of authorized shares of our common stock, we will be required to pay liquidated damages to holders of the Pre-Funded Warrants.

We are required to hold a special meeting of stockholders for the purpose of obtaining stockholder approval of the Charter Amendment to increase the number of authorized shares of our common stock no later than December 31, 2023. We have agreed to use our best efforts to obtain such stockholder approval and to cause our board of directors to recommend to the stockholders that they approve such matter. If such stockholder approval is not obtained by December 31, 2023, we are required to hold an additional stockholder meeting every three months thereafter until such stockholder approval is obtained.

If we do not obtain stockholder approval of the Charter Amendment by December 31, 2023, we are required to pay liquidated damages of 2.0% of the aggregate purchase price paid by each holder of Pre-Funded Warrants. For any subsequent failure to obtain such stockholder approval, we are required to pay an additional 2.0% of such aggregate purchase price as liquidated damages.

Risks Related to our Financial Position and Capital Needs

Our existing indebtedness contains restrictions that potentially limit our flexibility in operating our business. In addition, we may be required to make a prepayment or repay our outstanding indebtedness earlier than we expect, or we may be unable to draw down the remaining tranches under our Term Loan Agreement if we are unable to satisfy certain conditions.

On November 13, 2023, we entered into a Loan and Security Agreement, or the Trinity Term Loan Agreement, with the lenders party thereto from time to time, or the Trinity Lenders, and Trinity Capital Inc., as administrative agent and collateral agent for the Trinity Lenders, or Trinity, which provides for term loans of up to $40.0 million in the aggregate available in a single tranche. The Trinity Term Loan Agreement contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

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

A breach of any of these covenants could result in an event of default under the Trinity Term Loan Agreement. An event of default will also occur if, among other things, a material adverse change in our business, operations, or condition occurs, which could potentially include a material impairment of the prospect of our repayment of any portion of the amounts we owe under the Trinity Term Loan Agreement. In the case of a continuing event of default under the Trinity Term Loan Agreement, the Trinity Lenders could elect to declare all amounts outstanding to be immediately due and payable, proceed against the collateral in which we granted the Trinity Lenders a security interest under the Trinity Term Loan Agreement, or otherwise exercise the rights of a secured creditor.

Amounts outstanding under the Trinity Term Loan Agreement are secured by all of our existing and future assets, including intellectual property.

At closing, we drew the full $40.0 million.

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

None.

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trinity Term Loans

On November 13, 2023, we entered into the Trinity Term Loan Agreement, by and among us, Trinity Lenders, and Trinity, as administrative agent and collateral agent for the Trinity Lenders. The Trinity Term Loan Agreement provides for, on November 13, 2023, $40.0 million aggregate principal amount of Trinity Term Loans. We drew the Trinity Term Loans in full on the Trinity Closing Date.

The interest rate applicable to the Trinity Term Loans is the greater of (a) the WSJ Prime Rate plus 4.50% or (b) 12.75% per annum. The Trinity Term Loans are interest only from the Trinity Closing Date through 36 months from the Trinity Closing Date, which may be extended to 48 months from the Trinity Closing Date upon the satisfaction of certain milestones set forth in the Trinity Term Loan Agreement, after which we are required to pay equal monthly installments of principal through November 13, 2028, or the Maturity Date.

The Trinity Term Loans may be prepaid in full (i) from the Trinity Closing Date through November 13, 2024, with payment of a 3.00% prepayment premium, (ii) from November 13, 2024 through November 13, 2025, with payment of a 2% prepayment premium, and (iii) from November 13, 2025 through, but excluding, the Maturity Date, with payment of a 1% prepayment premium. On the Trinity Closing Date, we paid to Trinity a commitment fee of 1.00% of the original principal amount of the Trinity Term Loans. Upon repayment in full of the Trinity Term Loans, we will pay to Trinity an end of term payment equal to 5.00% of the original principal amount of the Trinity Term Loans.

The obligations under the Trinity Term Loan Agreement are secured by a perfected security interest in all of our assets except for certain customarily excluded property pursuant to the terms of the Trinity Term Loan Agreement. There are no financial covenants and no warrants associated with the Trinity Term Loan Agreement. The Trinity Term Loan Agreement contains various covenants that limit our ability to engage in specified types of transactions without the consent of Trinity and the Trinity Lenders which include, among others, incurring or assuming certain debt; merging, consolidating or acquiring all or substantially all of the capital stock or property of another entity; changing the nature of our business; changing our organizational structure or type; licensing, transferring or disposing of certain assets; granting certain types of liens on our assets; making certain investments; and paying cash dividends.

The Trinity Term Loan Agreement also contains customary representations and warranties, and also includes customary events of default, including payment default, breach of covenants, change of control, and material adverse effects. Upon the occurrence of an event of default, a default interest rate of an additional 5% per annum may be applied to the outstanding loan balances, and the Trinity Lenders may declare all outstanding obligations immediately due and payable and exercise all of its rights and remedies as set forth in the Trinity Term Loan Agreement and under applicable law.

The foregoing description of the Trinity Term Loan Agreement does not purport to be complete and is qualified in its entirety by reference to the text of the Trinity Term Loan Agreement, a copy of which is filed herewith as Exhibit 10.2 and incorporated by reference herein.

Termination of Silicon Valley Bank Term Loan

On November 13, 2023, in connection with the closing of the Trinity Term Loan, the existing Loan and Security Agreement by and among us, the lenders party thereto from time to time and Silicon Valley Bank, as administrative agent and collateral agent for the Lenders, dated as of August 12, 2021, or the Closing Date, which provided for provided for (i) on the Closing Date, $40.0 million aggregate principal amount of term loans available through December 31, 2021, (ii) from January 1, 2022 until September 30, 2022, an additional $20.0 million term loan facility available at our option upon having three distinct and active clinical stage programs at the time of draw, (iii) from October 1, 2022 until March 31, 2023, an additional $20.0 million term loan facility available at our option upon having three distinct and active clinical stage programs at the time of draw and (iv) from April 1, 2023 until December 31, 2023, an additional $20.0 million term loan facility available upon approval by the Agent and the Lenders, or, collectively, the Term Loans, was terminated and the Term Loans were repaid in full. All subsidiary guarantees of the Term Loans were automatically released upon the termination of the Loan and Security Agreement.

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

4.1

Form of Pre-Funded Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-39536), filed with the Securities and Exchange Commission on August 14, 2023).

10.1

Form of Securities Purchase Agreement, dated August 14, 2023, by and among the Company and the Purchasers (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-39536), filed with the Securities and Exchange Commission on August 14, 2023).

10.2*†

Loan and Security Agreement, dated November 13, 2023 by and among the Company,

and the lenders from time to time party thereto as lenders, and Trinity Capital, Inc. as administrative agent and collateral agent.

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

† Portions of this agreement (indicated by asterisks) have been omitted because the registrant has determined they are not material and are the type of information that the registrant treats as private or confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Taysha Gene Therapies, Inc.

Date: November 14, 2023	By:	/s/ Sean Nolan
Sean Nolan
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2023	By:	/s/ Kamran Alam
Kamran Alam
Chief Financial Officer (Principal Financial and Accounting Officer)