Form 10-K
period 2023-12-31
Taysha Gene Therapies, Inc.
filed 2024-03-19
CIK 1806310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the aggregate market value of the common stock of the registrant held by non-affiliates was: $30.4 million.

As of March 19, 2024, the registrant had 187,018,275 shares of common stock, $0.00001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the 2024 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the year ended December 31, 2023.

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
•
the timing of our planned Investigational New Drug and Clinical Trial Agreement submissions, initiation of clinical trials and timing of expected clinical results for TSHA-102 for Rett and any other current and future product candidates that we advance;
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
•
our expectations regarding the scope of any approved indication for, TSHA-102 or any other current or future product candidate that we advance;
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

PART I

Item 1. Business.

Overview

We are a clinical-stage biotechnology company focused on advancing AAV-based gene therapies for the treatment of severe monogenic diseases of the central nervous system, or CNS. Our lead clinical program TSHA-102 is in development for the treatment of Rett syndrome, a rare neurodevelopmental disorder with no approved disease-modifying therapies that address the genetic root cause of the disease. With a singular focus on developing transformative medicines, we aim to address severe unmet medical needs and dramatically improve the lives of patients and their caregivers. Our management team has proven experience in gene therapy development and commercialization. We leverage this experience, our manufacturing process and a clinically and commercially proven AAV9 capsid in an effort to rapidly translate treatments from bench to bedside. In March 2022, we announced strategic pipeline prioritization initiatives focused on giant axonal neuropathy, or GAN, and Rett syndrome, and we have subsequently further paused substantially all other research and development activities to increase operational efficiency. Further, in September 2023, we announced that subsequent to the receipt of Type C meeting feedback from the United States Food and Drug Administration, or FDA, regarding a registrational path for TSHA-120, we were discontinuing the development of our TSHA-120 program in evaluation for the treatment of GAN. We initiated the transfer of the FDA Investigational New Drug, or IND, application and investigational clinical trial material for TSHA-120 in GAN to clinical trial collaborator National Institute of Neurological Disorders and Stroke (NINDS), creating an opportunity for continued clinical evaluation of TSHA-120 in GAN. Additionally, we initiated discussions with the originating advocacy organization regarding TSHA-120 in an effort to transfer rights back to the advocacy organization to move the program forward.

We are evaluating TSHA-102 in the REVEAL Phase 1/2 adolescent and adult clinical trial, which is a first-in-human, open-label, randomized, dose escalation and dose-expansion, multicenter study evaluating the safety and preliminary efficacy of TSHA-102 in female patients aged 12-years and older with Rett syndrome. The trial is taking place in Canada and the United States. We dosed the first two adult patients with Rett syndrome in 2023. There have been no treatment-emergent serious adverse events as of the 35-week assessment post-treatment for the first Rett adult patient treated. In addition, there have been no treatment-emergent serious adverse events as of the 19-week assessment post-treatment for the second Rett adult patient treated. In February 2024, the Independent Data Monitoring Committee, or IDMC, approved the Company’s request to proceed to dose escalation, enabling earlier advancement to cohort 2 evaluating the high dose of TSHA-102 (1x1015 total vg). Dosing in cohort 1 evaluating the low dose of TSHA-102 (5.7x1014 total vg) in the adolescent and adult trial is now considered complete. In February 2024, we announced the expansion of the ongoing REVEAL Phase 1/2 adolescent and adult trial in Canada into the United States following submission of the adolescent and adult trial protocol to the FDA. We expect to begin dosing the first patient in cohort 2 in the second quarter of 2024, and to report safety and efficacy data from cohort 2 in the second half of 2024.

We are also evaluating TSHA-102 in the REVEAL Phase 1/2 pediatric trial, which is a first-in-human, open-label, randomized, dose-escalation and dose-expansion study evaluating the safety and preliminary efficacy of TSHA-102 in pediatric females with Rett syndrome. The trial is taking place in the United States. We submitted a clinical trial application, or CTA, to the United Kingdom’s Medicines and Healthcare Products Regulatory Agency, or MHRA, for pediatric patients with Rett syndrome and submitted an IND application for pediatric patients with Rett syndrome to the FDA for TSHA-102 early in the third quarter of 2023. In August 2023, we received clearance from the FDA on our IND for TSHA-102 in pediatric patients with Rett syndrome and dosed the first Rett syndrome pediatric patient in December 2023. In February 2024, the IDMC provided clearance to dose the second pediatric patient. We expect to begin dosing the second patient in cohort 1 in the first quarter of 2024, and to report initial safety and efficacy data from cohort 1 in mid-2024. We expect to report initial safety and efficacy data from cohort 2 in the second half of 2024.

We have received orphan drug designation and rare pediatric disease designation from the FDA and orphan drug designation from the European Commission for TSHA-102 for the treatment of Rett syndrome. We also received Fast Track Designation from the FDA for TSHA-102 for the treatment of Rett syndrome. We also received CTA clearance from the MHRA in early 2024. In February 2024, we received Innovative Licensing and Access Pathway, or ILAP, designation for TSHA-102 from the U.K. MHRA. The ILAP aims to facilitate patient access to novel treatments by accelerating time to market through opportunities for enhanced engagements with U.K. regulatory authorities and other stakeholders.

Our Pipeline

We are focused on discovering, developing and commercializing gene therapies for the treatment of monogenic diseases of the central nervous system (CNS), in both rare and large patient populations. Our primary focus is advancing our lead clinical program in Rett syndrome, while our pipeline of CNS programs offers the potential for additional development opportunities in the future. The stage of development of our Rett syndrome program, including the progress in our ongoing clinical trials, is represented in the below table:

As of the date of this report, we have deprioritized the company sponsored evaluation of certain clinical-stage programs, including TSHA-120 for GAN, TSHA-105 for SLC13A5, TSHA-118 for CLN1 and TSHA-121 for CLN7, and are seeking external strategic options to potentially enable further development of these programs.

TSHA-102 for Rett Syndrome

TSHA-102 is a self-complementary intrathecally delivered AAV9 gene transfer therapy in clinical evaluation for Rett syndrome, a rare progressive neurodevelopmental disorder caused by mutations in the X-linked MECP2 gene encoding methyl CpG-binding protein 2 (MeCP2), which is essential for regulating neuronal and synaptic function in the brain. The disorder is characterized by loss of communication and hand function, slowing and/or regression of development, motor and respiratory impairment, seizures, intellectual disabilities and shortened life expectancy. Rett syndrome progression is divided into four key stages, beginning with early onset stagnation at 6 to 18 months of age followed by rapid regression, plateau and late motor deterioration. Rett syndrome primarily occurs in females and is one of the most common genetic causes of severe intellectual disability.

Designed as a one-time treatment, TSHA-102 aims to address the genetic root cause of the disease by delivering a functional form of MECP2 to cells in the CNS. The vector is delivered directly to the cerebrospinal fluid via intrathecal administration, which facilitates optimal biodistribution and cell transduction within key regions of the CNS. Because of the risks associated with both under- and over-expression of MeCP2, we have combined high-throughput microRNA (miRNA), profiling and genome mining to create miRNA-Responsive Auto-Regulatory Element (miRARE), our novel miRNA target panel. The miRARE element includes binding sites for endogenous miRNA, which are responsive to MeCP2 levels to prevent overexpression. By utilizing the miRARE technology, TSHA-102 is designed to mediate levels of MeCP2 in the CNS on a cell-by-cell basis without risk of overexpression. By increasing MECP2 levels in MECP2 deficient cells and maintaining healthy levels of MECP2 output of healthy cells, TSHA-102 has demonstrated the ability to produce and maintain safe transgene expression levels in the CNS. (Sinnet, SE, et al. Engineered microRNA-based regulatory element permits safe high-dose miniMECP2 gene therapy in Rett mice. Brain. 2021 awab182.)

Currently, there are no approved disease-modifying therapies that treat the genetic root cause of Rett syndrome, and there is a significant unmet medical need. According to the Rett Syndrome Research Trust, Rett syndrome affects more than 350,000 patients worldwide. The estimated addressable patient population with typical Rett syndrome caused by a pathogenic/likely pathogenic MECP2 mutation is between 15,000 and 20,000 patients in the United States, European Union and United Kingdom.

Phase 1/2 REVEAL Clinical Trials

We currently have two Phase 1/2 clinical trials ongoing for TSHA-102: an adolescent/adult study in the United States and Canada and a pediatric study in the United States. In addition, approval has been granted to open a pediatric study in the U.K. The trials are described below:

IT – Intrathecal; MTD – Maximum Tolerated Dose; MAD – Maximum Administered Dose.

We dosed the first adult patient with Rett syndrome in May 2023. The second adult patient was dosed in September 2023. We dosed the first pediatric patient with Rett syndrome in the Phase 1/2 REVEAL Pediatric trial TSHA-102-CL-102 in December 2023. In early 2024, we announced the U.K. MHRA authorized the CTA for TSHA-102 in pediatric patients with Rett syndrome, enabling expansion of our ongoing pediatric trial into the U.K. In February 2024, we announced the expansion of the ongoing REVEAL Phase 1/2 adolescent and adult trial in Canada into the United States. following submission of the adolescent and adult trial protocol to the FDA. TSHA-102 showed a well-tolerated safety profile with no treatment-emergent serious adverse events as of the week 35 post-treatment assessment for the first adult patient and as of the week 19 post-treatment assessment for the second adult patient.

In cohort 1 of both studies, the first two adult patients and first pediatric patient were dosed with 5.7x1014 total vg. The remaining patients in pediatric cohort 1 will receive this same dose. Following review of available clinical data from the first two dosed adult patients and first dosed pediatric patient showing that TSHA-102 was generally well-tolerated, and in light of the potential for improved benefit at the higher dose (1.0x1015 total vg), in February 2024 the IDMC approved the Company’s request to proceed to dose escalation in the adolescent and adult trial, enabling earlier advancement to cohort 2 evaluating the high dose of TSHA-102. Dosing in cohort 1, the low dose cohort, of the adolescent and adult trial is now considered complete. The IDMC also approved the dosing of the second patient in cohort 1 in the pediatric trial.

The maximum tolerated dose or maximum administered dose established in Part A will be administered during dose expansion in Part B. Data from Part A will be assessed by regulatory agencies and the IDMC to determine key elements of Part B of the study, including efficacy endpoints, study duration and the MTD or MAD.

TSHA-102 REVEAL Adolescent / Adult Clinical Trial TSHA-102-CL-101 Safety and Efficacy Summary

Efficacy endpoints include patient assessments performed by clinicians using the Clinical Global Impressions Scale – Improvement, or CGI-I, the Clinical Global Impressions Scale – Severity, or CGI-S, Rett Syndrome Hand Function Scale, or RSHFS, Vineland Adaptive Behavior Scales Third Edition, and Revised Motor Behavior Assessment, or R-MBA. Additional efficacy endpoints also include patient assessments by caregivers using Parental Global Impressions Improvement, or PGI-I, the Rett Syndrome Behavior Questionnaire, or RSBQ, Seizure Diaries and other clinical assessment scales.

The first adult patient has the most advanced stage of Rett syndrome, Stage IV, with a genetic change consisting of a large deletion within the MECP2 gene that is known to cause Rett syndrome. This patient's phenotypic manifestation is severe, having lost all abilities to: walk, stand, and sit without support around age eight (non-ambulatory, wheelchair bound, limited movements of her lower extremities), use her hands around age six (unable to grasp and hold objects of any size) and speak around age two (non-verbal, minimal vocalizations). Per the Principal Investigator, or PI, the first adult patient’s baseline reported seizure frequency was approximately two to four seizures per year. After TSHA-102 administration, the first adult patient has showed a well-tolerated safety profile with no treatment-emergent serious adverse events as of the 35-week safety assessment post-treatment. Per the protocol, prophylactic immunosuppressant therapy began seven days prior to TSHA-102 administration. The first adult patient’s steroid taper was initiated on week 17 and was completed by week 33. At week 25, the patient demonstrated sustained and new improvements across key efficacy assessments at decreased steroid levels compared to earlier post-treatment assessments and the patient was subsequently at physiologic levels within a few days post the week 25 assessment.

As of 35 weeks post-treatment, following completion of the steroid taper, the PI noted that the first adult patient’s improvements observed across multiple clinical domains had been sustained with new improvements as well. These include sustained improvements in motor function, with the gained ability to kick legs against gravity and sit unassisted for the first time in over one decade, including after the steroids have been fully tapered from the patient at week 35 post-treatment, as supported by video evidence. Further sustained improvements from the first adult patient were also observed in motor function, including improved hand function as the patient’s hands were more open, and the improved ability to grasp and hold objects. The PI also observed new improvements in the patient’s socialization/communication skills at week 35 post-treatment, as the patient was more alert and interactive during the day, made more vocalizations, and showed the enhanced ability to use her eye-driven communication device, which caregivers reported she had not expressed interest in before treatment. Specifically, at week 35 post-treatment, the patient was able to use the eye-driven device much more efficiently, with the gained ability to activate functions on the screen of the device. Difficulty in communication, including loss of speech, is one of the most prominent symptoms of Rett syndrome and a key area of concern for caregivers as it interferes with patients’ ability to communicate their needs and express their interests. Further, the first adult patient showed sustained improvements in autonomic function at week 35 post-treatment, including sustained normalized sleep/night-time behaviors for the first time in twenty years, improved breathing patterns with fewer breath holding spells and infrequent hyperventilation compared to before treatment, and improved circulation with hands and feet at a more normal temperature and color. Finally, the PI observed that the patient’s seizures had been overall well controlled through week 35 following treatment at lower levels of anti-seizure medication, relative to baseline, and the patient no longer experienced unprovoked seizures. These observations are supported by data from the Seizure diaries. The PI’s clinical observations are supported by clinical and video evidence as well as caregiver-reported seizure diaries.

The second adult patient has the most advanced stage of Rett syndrome, Stage IV, with a missense mutation in the MECP2 gene, which has been reported in over 25 publications to cause Rett syndrome. This patient's phenotypic manifestation is milder than the first adult patient, with partial loss of ambulation (able to walk/stand without support, wide based, slow, unsteady gait) and hand function (with significant stereotypies that emerged by age three, inability to transfer objects between hands). She has been nonverbal since the age of two years old. Per the PI, the second adult patient’s baseline reported seizure frequency was approximately two to four seizures per week. After TSHA-102 administration, the patient has showed a well-tolerated safety profile with no treatment-emergent serious adverse events as of the 19-week safety assessment post-treatment. Tapering of the steroids was initiated on week 17 and is expected to be complete by week 25.

As of 19-weeks post-treatment, the PI noted that the second adult patient’s improvements observed across multiple clinical domains had been maintained with new improvements at decreased steroid levels relative to earlier post-treatment assessments. These include sustained improvement in motor function, with the patient’s hands more open and relaxed, and improved hand stereotypies, with less forceful hand wringing. These observations from the PI are supported by video evidence. The second adult patient also showed sustained improvements in social/communication skills as she was more interested, engaged and alert, including showing increased response to spoken words and eye contact, as supported by improved social skills on the clinician administered R-MBA scale. The second adult patient also showed sustained improvements in autonomic function, including improved breathing patterns with fewer breath holding spells and infrequent hyperventilation compared to before treatment, and improved circulation, with hands and feet at a more normal temperature and color. Finally, the second adult patient showed pronounced improvements in seizure frequency at week 19 post-treatment, with a significant reduction in seizures at lower levels of anti-seizure medication, relative to baseline. The PI noted that the patient’s epilepsy had been much better controlled following treatment at a lower dose of anti-seizure medication, and has been seizure-free for 17 weeks as of the week 19 post-treatment time point, despite a pre-treatment seizure frequency of approximately two to four seizures per week. The PI’s clinical observations are supported by clinical and video evidence as well as caregiver-reported seizure diaries.

TSHA-102-CL-101 Trial Adult Patient 1 Efficacy Data

The first adult patient showed clinically significant improvement in CGI-S from score of six (severely ill) at baseline to score of five (markedly ill) in this measure four weeks post-TSHA-102 administration and this improvement was sustained through week 25. Similarly, the patient demonstrated sustained improvement in CGI-I and PGI-I as of week 25 assessment post-TSHA-102 administration with scores of two (much improved and much better for CGI-I and PGI-I, respectively).

The first adult patient dosed with TSHA-102 demonstrated a sustained clinical improvement in RSBQ Total Score at week 25 post-TSHA-102 administration as depicted in the chart below.

Compared to baseline, a 30-point improvement was observed in RSBQ total score at week 25 post TSHA-102 administration. RSBQ changes at week 25 were driven by improvements in hand behaviors, breathing problems, general mood, repetitive face movements, night-time behaviors, fear/anxiety, and body rocking/expressionless face.

As shown in the diagram below, the first adult patient started to show notable overall improvements in R-MBA total scores at the week-12 visit. However, the total R-MBA score increased closer to baseline at the week 25 visit where improvements were demonstrated in motor dysfunction and respiratory behaviors.

The first adult patient has demonstrated stable seizure events relative to baseline through week 35 post-treatment, based on caregiver-reported medical history, and seizures are confined to periods where phenytoin level declines to <50 μmol/L (previously <100 μmol/L). The first adult patient has been on phenytoin as antiepileptic therapy, which she has continued following treatment with TSHA-102. Prior to treatment and per medical history, the patient required phenytoin levels of >100 µmol/L to control her seizures. The first adult patient had seizures prior to TSHA-102 administration on Day –8 and Day –7, and post-administration she had seizures on Days 45-49 and Day 82 associated with lower than target phenytoin levels. Specifically, the seizures on Days 45-49 corresponded with a phenytoin level of 45.9 µmol/L, and the seizure on Day 82 corresponded with a phenytoin level was 35.9 umol/L.

Loss of hand function is a hallmark characteristic of Rett syndrome and a key area of concern for caregivers. It impacts a patient’s ability to communicate and impedes daily activities, which ultimately limits independence. The RSHFS is a scale designed to evaluate hand function in patients with Rett syndrome. Hand function is evaluated by an experienced independent physical therapist with expertise in evaluating hand function in patients with Rett syndrome. Sessions are videotaped in which the patient’s caregiver offers the patient both large (e.g. a toy, cup, or spoon) and small (e.g. a grape or small piece of sandwich) objects so that she may demonstrate her ability to grasp, pick up, and hold the objects. The independent physical therapist then codes the demonstrated hand function in each video at one of four levels of hand function, ranging from no active grasping of any objects to independent grasping, for the best level for large objects assessment.

The first adult patient showed an improvement in RSHFS at 25 weeks post-TSHA-102 administration as depicted in the tables below. As of week 25 following treatment, the first adult patient is using her non-dominant hand for some basic grasping whereas before treatment, she was not able to grasp at all. As of the week 25 assessment, her dominant hand function improved from baseline with the demonstrated ability to grasp of two different objects (spoon and toy) rather than just one object (spoon). These clinical observations reported by the independent physical therapist are supported by video evidence.

TSHA-102-CL-101 Trial Adult Patient 2 Efficacy Endpoints

While the two adult patients dosed to date in our REVEAL trial both have the most advanced stage of Rett syndrome, Stage, IV, they possess different genetic backgrounds and mutation types, which manifest in different phenotypes and clinical severity.

While there was no change at 12 weeks post TSHA-102 administration in the second adult patient’s CGI-S score of four (moderately ill) at baseline, her CGI-I and PGI-I scores show sustained improvement (score of three, minimally better and a little better, respectively) at week 12.

The second adult patient showed a sustained clinical improvement in RSBQ Total Score 12 weeks post-TSHA-102 administration as depicted in the chart below.

Improvements were documented in several subdomains. Specifically, compared to baseline, improvements were noted in breathing, body rocking, facial expressions, general mood, and repetitive face movements.

The second adult patient showed continued improvement in the R-MBA Total Score at 12 weeks post-TSHA-102 administration as depicted in the graph below.

A 17-point improvement at week 12 was demonstrated in the R-MBA Total Score. Most notable improvements were documented in the following subscales: social skills, respiratory behaviors, seizures, truncal rocking and stereotypic hand movements and/or mouthing, and aberrant behaviors.

Seizure diary demonstrated reduced seizure events relative to baseline through 19-weeks post-treatment for the second adult patient at lower levels of anti-seizure medication, based on caregiver-reported medical history. Pre-treatment, the second adult patient had approximately two to four seizures per week, and there has been a significant reduction in seizures post-treatment with TSHA-102. Post-treatment, the second adult patient had a single seizure event on day 13 as of week 19 post-treatment. The seizure was an unknown type, with motor manifestations and lasted less than one minute duration. The patient has been seizure-free for 17 weeks as of the week 19 post-treatment time point.

Hand function in the dominant hand for the second adult patient is challenging to interpret due to inconsistency in the video recording. At the week 8 post-treatment assessment, the second adult patient’s dominant hand received a hand function score of four, an independent grasp (pick up and hold) and was able to grasp three objects. Hand function in the second adult patient remained unchanged in the non-dominant hand on the RSHFS 12 weeks post-TSHA-102 treatment. These clinical observations reported by the independent physical therapist are supported by video evidence.

Deprioritized Programs

We have previously deprioritized the evaluation of our clinical product candidates TSHA-120 for GAN, TSHA-105 for SLC13A5, TSHA-118 for CLN1 and TSHA-121 for CLN7. Although we are not currently evaluating the potential of TSHA-105, TSHA-118 and TSHA-121, we may again evaluate any of these in the future as a product candidate as a component of our pipeline expansion plans, or pursue partnerships to advance these programs.

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

In September 2023, subsequent to the receipt of Type C meeting feedback from the FDA regarding a registrational path for TSHA-120, we announced that we discontinued the development of our TSHA-120 program in the evaluation for the treatment of GAN. In January 2024, we initiated the transfer of the FDA IND application and investigational clinical trial material for TSHA-120 in GAN to clinical trial collaborator National Institute of Neurological Disorders and Stroke (NINDS), creating an opportunity for continued clinical evaluation of TSHA-120 in GAN. Additionally, we have entered discussions with the originating advocacy organization regarding TSHA-120 in an effort to transfer rights back to the advocacy organization to move the program forward.

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

There is currently an open IND for the CLN1 program. We submitted a CTA filing for TSHA-118 which was approved by Health Canada in 2021. Clinical trial material has been manufactured and released and is now ready for use in a clinical trial setting. We provided investigational clinical trial material for TSHA-118 in CLN1 to support an individual-patient investigator-initiated IND request from RUSH University Medical Center for the treatment of a patient with CLN1 disease.

TSHA-105 for SLC13A5 Deficiency

TSHA-105 is a gene replacement therapy in development for the treatment of SLC13A5 deficiency, a rare autosomal recessive epileptic encephalopathy characterized by the onset of seizures within the first few days of life. SLC13A5 deficiency is caused by bi-allelic loss-of function mutations in the SLC13A5 gene, which codes for a sodium dependent citrate transporter, or NaCT, that is largely expressed in the brain and liver. To date, all tested mutations result in no or a greatly reduced amount of the citrate in the cells. Diminished NaCT function leads to loss of neuronal uptake of citrate and other metabolites such as succinate that are critical to brain energy metabolism and function. Affected children have impairments in gross motor function and speech production with relative preservation of fine motor skills and receptive speech. Currently, there are no approved therapies for SLC13A5 deficiency, and treatment is largely to address symptoms. The estimated prevalence of SLC13A5 deficiency is 1,900 patients in the United States and European Union.

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

Other Programs

Taysha has a pipeline of early-stage gene therapy programs targeting CNS diseases that we may progress in the future or advance through potential partnerships.

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

In a published study, this dual isoform expressing cassette was packaged into PHP.B capsids and administered by intracerebroventricular injections in neonatal mice models. This treatment significantly improved motor learning and innate behaviors in Angelman syndrome mice (PMID: 34676830). It rendered Angelman syndrome mice resilient to epileptogenesis and associated hippocampal neuropathologies induced by seizure kindling. These results demonstrated the feasibility, tolerability, and therapeutic potential for dual-isoform hUBE3A gene transfer in the treatment of AS in mice.

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

We conducted proof of concept studies in animal models of Fragile X (Fmr1 KO) with TSHA-114. No significant adverse effects were observed in behavioral, serological or pathohistological markers up to 12 months after intrathecal administration of TSHA-114 in wild-type mice. TSHA-114 treated FMRKO showed widespread FMRP expression was observed throughout brain post administration. TSHA-114 treated FMRKO mice showed robust suppression of audiogenic seizures and normalization of fear conditioning behavior. In addition, assessment of circadian locomotor activity revealed restoration of hyperactivity and sleep. Assessment of transgene expression and behavioral responses in individual mice demonstrated correlations between the level of FMRP expression and potential drug efficacy.

The results from the study support continued development. Ongoing and future work is focused on optimal dose and route of administration determination for IND enabling studies.

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

In connection with the UT Southwestern Agreement, we obtained an exclusive, worldwide, royalty-free license under certain patent rights of UT Southwestern and a non-exclusive, worldwide, royalty-free license under certain know-how of UT Southwestern, in each case to make, have made, use, sell, offer for sale and import licensed products for use in certain specified indications. We are required to use commercially reasonable efforts to develop, obtain regulatory approval for, and commercialize at least one licensed product. Additionally, we obtained a right of first refusal to negotiate for an exclusive license under certain additional patent rights and know-how of UT Southwestern.

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

Subject to certain obligations of Abeona, we are obligated to use commercially reasonable efforts to develop at least one product and commercialize at least one product in the United States.

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

In December 2021 a regulatory milestone was triggered in connection with the Abeona CLN1 Agreement, and therefore we recorded $3.0 million within research and development expenses in the consolidated statements of operations for the year ended December 31, 2021. The milestone fee was paid in January 2022 and has been classified as an investing outflow in the consolidated statements of cash flows for the year ended December 31, 2022. No additional milestone payments were made or triggered during the year ended December 31, 2023.

The Abeona CLN1 Agreement expires on a country-by-country and licensed product-by-licensed product basis upon the expiration of the royalty term of a licensed product in such country. Either party may terminate the agreement upon an uncured material breach of the agreement or insolvency of the other party. We may terminate the agreement for convenience upon specified prior written notice to Abeona.

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

In March 2022, our CTA filing for TSHA-102 for the treatment of Rett Syndrome was approved by Health Canada and therefore triggered a regulatory milestone payment in connection with the Rett Agreement. We recorded $1.0 million within research and development expenses in the consolidated statements of operations for the year ended December 31, 2022. This milestone fee was paid in July 2022 and has been classified as an investing outflow in the consolidated statements of cash flows for the year ended December 31, 2022. In May 2023, we dosed the first patient with TSHA-102 in the Phase 1/2 REVEAL trial evaluating the safety and preliminary efficacy of TSHA-102 in adult patients with Rett syndrome and therefore triggered a milestone payment in connection with this agreement. We recorded $3.5 million within research and development expenses in the consolidated statements of operations for the year ended December 31, 2023. This milestone fee was paid in August 2023 and has been classified as an investing cash outflow in the consolidated statements of cash flows for the year ended December 31, 2023. No additional milestone payments were made or triggered in connection with this agreement during the year ended December 31, 2023.

The Abeona Rett Agreement expires on a country-by-country and licensed product-by-licensed product basis upon the expiration of the royalty term of a licensed product in such country. Either party may terminate the agreement upon an uncured material breach of the agreement or insolvency of the other party. We may terminate the agreement for convenience.

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

As of February 27, 2024, we in-license five U.S. patents, six foreign patents, six pending Patent Cooperation Treaty, or PCT, applications, 68 pending foreign patent applications and 16 pending United States utility patent applications. Our policy is to file patent applications to protect technology, inventions and improvements to inventions that may be commercially important to the development of our business. Patent applications and patents directed to specific product candidates are summarized below:

TSHA-102

We in-license from The Board of Regents of The University of Texas System five pending patent applications worldwide directed to a minigene encoding MECP2 packaged into an AAV vector, and methods of using that vector to treat Rett syndrome. Any patents based on these applications, if issued, are expected to expire in 2040, without taking into account any possible patent term adjustment, regulatory extensions, or terminal disclaimers, and assuming payment of all annuity and/or maintenance fees. We also in-license from The Board of Regents of The University of Texas System one issued U.S. patent with claims to an AAV vector comprising a MecP2 transgene and a regulatory region, as well as methods of using the same to treat Rett Syndrome. The issued U.S. Patent will expire on October 27, 2041, assuming all maintenance fees are timely paid.

We also in-license from the University of Edinburgh and the University of Glasgow 13 pending patent applications worldwide directed to MECP2 expression cassettes for gene therapy. Any patents based on these applications, if issued, are expected to expire in 2038, without taking into account any possible patent term adjustment, regulatory extensions, or terminal disclaimers, and assuming payment of all annuity and/or maintenance fees. We also in-license from the University of Edinburgh and the University of Glasgow one Japanese patent and one Australian patent, each with claims to a MECP2 expression cassette and vector comprising the same, as well as their use for treating Rett Syndrome. These patents will expire in 2038 assuming all maintenance fees are timely paid.

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

TSHA-120

We in-license from The Board of Regents of The University of Texas System 10 pending patent applications worldwide directed to gigaxonin-encoding transgene packaged in an AAV vector and methods of using that vector to treat Giant Axonal Neuropathy. Any patents based on these applications, if issued, are expected to expire in 2041, without taking into account any possible patent term adjustment, regulatory extensions, or terminal disclaimers, and assuming payment of all annuity and/or maintenance fees. We also in-license from The Board of Regents of The University of Texas System one issued U.S. patent with claims to a method of treatment with an rAAV vector comprising a transgene encoding gigaxonin administered to the vagus nerve, including methods of treating giant axonal neuropathy. The issued U.S. Patent will expire on November 19, 2041, assuming all maintenance fees are timely paid.

TSHA-118

We in-license certain patent rights directed to a palmitoyl-protein thioesterase 1-encoding transgene packaged into an AAV vector, and methods of using that vector to treat CLN1 disease (one of the forms of Batten disease). Specifically, pursuant to our license agreement with Abeona Therapeutics, Inc. we have in-licensed seven pending patent applications worldwide assigned to Abeona Therapeutics, Inc. Any patents based on these applications, if issued, are expected to expire in 2040, without taking into account any possible patent term adjustment, regulatory extensions, or terminal disclaimers, and assuming payment of all annuity and/or maintenance fees.

In addition, pursuant to the Abeona CLN1 agreement, we have sublicensed five pending patent applications worldwide assigned to the University of North Carolina at Chapel Hill. Any patents based on these patent applications, if issued, are expected to expire in 2037, without taking into account any possible patent term adjustment, regulatory extensions, or terminal disclaimers, and assuming payment of all annuity and/or maintenance fees. We have also licensed one U.S. patent, one Korean patent, one Israeli patent, one Indian patent and one Australian patent with claims to a CLN1 expression cassettes and vector comprising the same, which will expire in 2038 assuming all maintenance fees are timely paid.

TSHA-105

We in-license from the University of North Carolina at Chapel Hill four pending patent applications worldwide directed to SLC13A5-encoding transgene packaged in an AAV vector and methods of using that vector to treat SLC13A5 deficiency. Any patents claiming priority to this PCT application, if issued, are expected to expire in 2041, without taking into account any possible patent term adjustment, regulatory extensions, or terminal disclaimers, and assuming payment of all annuity and/or maintenance fees.

We also in-license from The Board of Regents of The University of Texas System six pending patent applications worldwide directed to SLC13A5-encoding transgene packaged in an AAV vector and methods of using that vector to treat SLC13A5 deficiency. Any patents claiming priority to this PCT application, if issued, are expected to expire in 2042, without taking into account any possible patent term adjustment, regulatory extensions, or terminal disclaimers, and assuming payment of all annuity and/or maintenance fees.

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

TSHA-106

We in-license from The Board of Regents of The University of Texas System two pending patent applications worldwide directed to RNA interference (RNAi) constructs targeting UBE3A and methods of using these constructs for the treatment of Angelman Syndrome. Any patents claiming priority to this PCT application, if issued, are expected to expire in 2042, without taking into account any possible patent term adjustment, regulatory extensions, or terminal disclaimers, and assuming payment of all annuity and/or maintenance fees.

We also in-license from the University of North Carolina at Chapel Hill 10 pending patent applications worldwide directed to UBE3A-encoding transgene packaged in an AAV vector and methods of using that vector to Angelman Syndrome. Any patents based on these applications, if issued, are expected to expire in 2040, without taking into account any possible patent term adjustment, regulatory extensions, or terminal disclaimers, and assuming payment of all annuity and/or maintenance fees.

TSHA-113

We in-license from The Board of Regents of The University of Texas System five pending patent applications worldwide directed to RNA interference (RNAi) constructs targeting MAPT and methods of using these constructs for the treatment of Tauopathies. Any patents claiming priority to this PCT application, if issued, are expected to expire in 2042, without taking into account any possible patent term adjustment, regulatory extensions, or terminal disclaimers, and assuming payment of all annuity and/or maintenance fees.

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

TSHA-103

We in-license from The Board Of Regents Of The University Of Texas System two pending patent applications worldwide directed to SLC6A1-encoding transgene packaged in an AAV vector and methods of using that vector to treat disorders associated with aberrant SLC6A1 expression. Any patents based on these applications, if issued, are expected to expire in 2040, without taking into account any possible patent term adjustment, regulatory extensions, or terminal disclaimers, and assuming payment of all annuity and/or maintenance fees.

TSHA-116

We in-license from The Board Of Regents Of The University Of Texas System one pending PCT application directed to RNA interference (RNAi) constructs targeting EHMT2 and methods of using these constructs for the treatment of Prader-Willi Syndrome. Any patents claiming priority to this PCT application, if issued, are expected to expire in 2042, without taking into account any possible patent term adjustment, regulatory extensions, or terminal disclaimers, and assuming payment of all annuity and/or maintenance fees.

TSHA-101

We in-license from Queen’s University at Kingston and Kingston Health Sciences Centre two United States patent with claims directed to a bicistronic HEXBP2A-HEXA transgene packaged into an AAV vector which will expire in 2039, assuming all maintenance fees are timely paid. This application has no foreign counterparts.

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

EU Regulation of medicinal products

Clinical Trials in the EU

Similarly to the United States, the various phases of non-clinical and clinical research in the European Union, or EU are subject to significant regulatory controls. In the EU, clinical trials are governed by the Clinical Trials Regulation (EU) No 536/2014, or CTR, which entered into application on January 31, 2022 repealing and replacing the former Clinical Trials Directive 2001/20, or CTD.

The CTR is intended to harmonize and streamline clinical trial authorizations, simplify adverse-event reporting procedures, improve the supervision of clinical trials and increase transparency. Specifically, the Regulation, which is directly applicable in all EU

Member States, introduces a streamlined application procedure through a single-entry point, the "EU portal", the Clinical Trials Information System, or CTIS; a single set of documents to be prepared and submitted for the application; as well as simplified reporting procedures for clinical trial sponsors. A harmonized procedure for the assessment of applications for clinical trials has been introduced and is divided into two parts. Part I assessment is led by the competent authorities of a reference Member State selected by the trial sponsor and relates to clinical trial aspects that are considered to be scientifically harmonized across EU Member States. This assessment is then submitted to the competent authorities of all concerned Member States in which the trial is to be conducted for their review. Part II is assessed separately by the competent authorities and Ethics Committees in each concerned EU Member State. Individual EU Member States retain the power to authorize the conduct of clinical trials on their territory.

The extent to which on-going clinical trials will be governed by the CTR will depend on the duration of the individual clinical trial. For clinical trials in relation to which an application for approval was made on the basis of the CTD before January 31, 2023, the CTD will continue to apply on a transitional basis until January 31, 2025. By that date, all ongoing trials will become subject to the provisions of the CTR. The CTR will apply to clinical trials from an earlier date if the related clinical trial application was made on the basis of the CTR or if the clinical trial has already transitioned to the CTR framework before January 31, 2025.

In all cases, clinical trials must be conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. Medicines used in clinical trials, including ATMPs, must be manufactured in accordance with the guidelines on cGMP and in a GMP licensed facility, which can be subject to GMP inspections.

EU Review and approval process

In the EU, medicinal products can only be commercialized after a related marketing authorization, or MA, has been granted. To obtain an MA for a product in the EU, an applicant must submit a Marketing Authorization Application, or MAA, either under a centralized procedure administered by the European Medicines Agency, or EMA, or one of the procedures administered by the competent authorities of EU Member States (decentralized procedure, national procedure or mutual recognition procedure). An MA may be granted only to an applicant established in the EU.

The centralized procedure provides for the grant of a single MA by the European Commission that is valid throughout the EEA (which is comprised of the 27 EU Member States plus Norway, Iceland and Liechtenstein). Pursuant to Regulation (EC) No 726/2004, the centralized procedure is compulsory for specific products, including for (i) medicinal products derived from biotechnological processes, (ii) products designated as orphan medicinal products, (iii) advanced therapy medicinal products, or ATMPs, and (iv) products with a new active substance indicated for the treatment of HIV/AIDS, cancer, neurodegenerative diseases, diabetes, auto-immune and other immune dysfunctions and viral diseases. For products with a new active substance indicated for the treatment of other diseases and products that are highly innovative or for which a centralized process is in the interest of patients, authorization through the centralized procedure is optional on related approval.

Under the centralized procedure, the EMA’s Committee for Medicinal Products for Human Use, or CHMP, conducts the initial assessment of a product. The CHMP is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing MA. The maximum timeframe for the evaluation of an MAA under the centralized procedure is 210 days, excluding clock stops when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP. Accelerated assessment may be granted by the CHMP in exceptional cases, when a medicinal product targeting an unmet medical need is expected to be of major interest from the point of view of public health and, in particular, from the viewpoint of therapeutic innovation. If the CHMP accepts a request for accelerated assessment, the time limit of 210 days will be reduced to 150 days (excluding clock stops). The CHMP can, however, revert to the standard time limit for the centralized procedure if it considers that it is no longer appropriate to conduct an accelerated assessment.

Unlike the centralized authorization procedure, the decentralized MA procedure requires a separate application to, and leads to separate approval by, the competent authorities of each EU Member State in which the product is to be marketed. This application is identical to the application that would be submitted to the EMA for authorization through the centralized procedure. The reference EU Member State prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. The resulting assessment report is submitted to the concerned EU Member States who, within 90 days of receipt, must decide whether to approve the assessment report and related materials. If a concerned EU Member State cannot approve the assessment report and related materials due to concerns relating to a potential serious risk to public health, disputed elements may be referred to the Heads of Medicines Agencies’ Coordination Group for Mutual Recognition and Decentralised Procedures – Human, or CMDh, for review. The subsequent decision of the European Commission is binding on all EU Member States.

The mutual recognition procedure allows companies that have a medicinal product already authorized in one EU Member State to apply for this authorization to be recognized by the competent authorities in other EU Member States. Like the decentralized procedure, the mutual recognition procedure is based on the acceptance by the competent authorities of the EU Member States of the

MA of a medicinal product by the competent authorities of other EU Member States. The holder of a national MA may submit an application to the competent authority of an EU Member State requesting that this authority recognize the MA delivered by the competent authority of another EU Member State.

An MA has, in principle, an initial validity of five years. The MA may be renewed after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the EU Member State in which the original MA was granted. To support the application, the MA holder must provide the EMA or the competent authority with a consolidated version of the Common Technical Document providing up-to-date data concerning the quality, safety and efficacy of the product, including all variations introduced since the MA was granted, at least nine months before the MA ceases to be valid. The European Commission or the competent authorities of the EU Member States may decide on justified grounds relating to pharmacovigilance, to proceed with one further five year renewal period for the MA. Once subsequently definitively renewed, the MA shall be valid for an unlimited period. Any authorization which is not followed by the actual placing of the medicinal product on the EU market (for a centralized MA) or on the market of the authorizing EU Member State within three years after authorization ceases to be valid (the so-called sunset clause).

Innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the Priority Medicines, or PRIME, scheme, which provides incentives similar to the breakthrough therapy designation in the U.S. PRIME is a voluntary scheme aimed at enhancing the EMA’s support for the development of medicinal products that target unmet medical needs. Eligible products must target conditions for which there is an unmet medical need (there is no satisfactory method of diagnosis, prevention or treatment in the EU or, if there is, the new medicinal product will bring a major therapeutic advantage) and they must demonstrate the potential to address the unmet medical need by introducing new methods of therapy or improving existing ones. Benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and potentially accelerated MAA assessment once a dossier has been submitted.

In the EU, a “conditional” MA may be granted in cases where all the required safety and efficacy data are not yet available. The European Commission may grant a conditional MA for a medicinal product if it is demonstrated that all of the following criteria are met: (i) the benefit-risk balance of the medicinal product is positive; (ii) it is likely that the applicant will be able to provide comprehensive data post-authorization; (iii) the medicinal product fulfils an unmet medical need; and (iv) the benefit of the immediate availability to patients of the medicinal product is greater than the risk inherent in the fact that additional data are still required. The conditional MA is subject to conditions to be fulfilled for generating the missing data or ensuring increased safety measures. It is valid for one year and must be renewed annually until all related conditions have been fulfilled. Once any pending studies are provided, the conditional MA can be converted into a traditional MA. However, if the conditions are not fulfilled within the timeframe set by the EMA and approved by the European Commission, the MA will cease to be renewed.

An MA may also be granted “under exceptional circumstances” where the applicant can show that it is unable to provide comprehensive data on efficacy and safety under normal conditions of use even after the product has been authorized and subject to specific procedures being introduced. These circumstances may arise in particular when the intended indications are very rare and, in the state of scientific knowledge at that time, it is not possible to provide comprehensive information, or when generating data may be contrary to generally accepted ethical principles. Like a conditional MA, an MA granted in exceptional circumstances is reserved to medicinal products intended to be authorized for treatment of rare diseases or unmet medical needs for which the applicant does not hold a complete data set that is required for the grant of a standard MA. However, unlike the conditional MA, an applicant for authorization in exceptional circumstances is not subsequently required to provide the missing data. Although the MA “under exceptional circumstances” is granted definitively, the risk-benefit balance of the medicinal product is reviewed annually, and the MA will be withdrawn if the risk-benefit ratio is no longer favorable.

Advanced Therapy Medicinal Products in the EU

Advanced Therapy Medicinal Products, or ATMPs, include gene therapy products as well as somatic cell therapy products and tissue engineered products. The grant of marketing authorization in the EU for products containing viable human tissues or cells such as gene therapy medicinal products is governed by Regulation (EC) No. 1394/2007 on ATMPs, read in combination with Directive (EC) No. 2001/83 of the European Parliament and of the Council, commonly known as the Community code on medicinal products. Regulation (EC) No. 1394/2007 establishes specific rules concerning the authorization, supervision and pharmacovigilance of gene therapy medicinal products, somatic cell therapy medicinal products and tissue engineered products. Manufacturers of advanced therapy medicinal products must demonstrate the quality, safety and efficacy of their products to the EMA which is required to provide an opinion regarding the application for marketing authorization. The European Commission grants or refuses marketing authorization in light of the opinion delivered by the EMA.

Cell-based products must also comply with Directive (EC) No. 2004/23 of the European Parliament and of the Council of March 31, 2004 on setting standards of quality and safety for the donation, procurement, testing, processing, preservation, storage and distribution of human tissues and cells, or the Tissues and Cells Directive, as well as its technical implementing directives. This Directive describes the conditions and quality requirements which must be applied when sourcing the cells intended for manufacturing of the cell-based medicinal product. The EU Member States have transposed the Tissues and Cells Directive into their national laws. However, various interpretations of the Tissue and Cells Directive have occurred and are reflected in individual EU Member States national implementing legislation which have led to diverging approaches.

Pediatric Development

In the EU, Regulation (EC) No 1901/2006 provides that all MAAs for new medicinal products have to include the results of trials conducted in the pediatric population, in compliance with a pediatric investigation plan, or PIP, agreed with the EMA’s Pediatric Committee, or PDCO. The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the medicinal product for which MA is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures provided in the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when these data are not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Once the MA is obtained in all EU Member States and study results are included in the product information, even when negative, the product is eligible for a six-month extension to the Supplementary Protection Certificate, or SPC, if any is in effect at the time of authorization or, in the case of orphan medicinal products, a two-year extension of orphan market exclusivity.

Manufacturing Regulation in the EU

In addition to an MA, various other requirements apply to the manufacturing and placing on the EU market of medicinal products. The manufacturing of medicinal products in the EU requires a manufacturing authorization and import of medicinal products into the EU requires a manufacturing authorization allowing for import. The manufacturing authorization holder must comply with various requirements set out in the applicable EU laws, regulations and guidance, including EU cGMP standards. Similarly, the distribution of medicinal products within the EU is subject to compliance with the applicable EU laws, regulations and guidelines, including the requirement to hold appropriate authorizations for distribution granted by the competent authorities of EU Member States. Marketing authorization holders and/or manufacturing and import authorization, or MA holders and/or distribution authorization holders may be subject to civil, criminal or administrative sanctions, including suspension of manufacturing authorization, in case of non-compliance with the EU or EU Member States’ requirements applicable to the manufacturing of medicinal products.

Data and Market Exclusivity in the EU

The EU provides opportunities for data and market exclusivity related to MAs. Upon receiving an MA, innovative medicinal products are generally entitled to receive eight years of data exclusivity and 10 years of market exclusivity. Data exclusivity, if granted, prevents regulatory authorities in the EU from referencing the innovator’s data to assess a generic application or biosimilar application for eight years from the date of authorization of the innovative product, after which a generic or biosimilar MAA can be submitted, and the innovator’s data may be referenced. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until 10 years have elapsed from the initial MA of the reference product in the EU. The overall ten-year period may, occasionally, be extended for a further year to a maximum of 11 years if, during the first eight years of those ten years, the MA holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. However, there is no guarantee that a product will be considered by the EU’s regulatory authorities to be a new chemical/biological entity, and products may not qualify for data exclusivity.

In the EU, there is a special regime for biosimilars, or biological medicinal products that are similar to a reference medicinal product but that do not meet the definition of a generic medicinal product. For such products, the results of appropriate preclinical or clinical trials must be provided in support of an application for MA. Guidelines from the EMA detail the type of quantity of supplementary data to be provided for different types of biological product.

Orphan Designation in the EU

In the EU, Regulation (EC) No. 141/2000, as implemented by Regulation (EC) No. 847/2000 provides that a medicinal product can be designated as an orphan medicinal product by the European Commission if its sponsor can establish that: (i) the product is intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions; (ii) either (a) such conditions affect not more than 5 in 10,000 persons in the EU when the application is made, or (b) the product without the benefits derived from orphan status, would not generate sufficient return in the EU to justify the necessary investment in developing the medicinal product; and (iii) there exists no satisfactory authorized method of diagnosis, prevention, or treatment of the condition that has been authorized in the EU, or even if such method exists, the product will be of significant benefit to those affected by that condition.

Regulation (EC) No 847/2000 sets out further provisions for implementation of the criteria for designation of a medicinal product as an orphan medicinal product. An application for the designation of a medicinal product as an orphan medicinal product must be submitted at any stage of development of the medicinal product but before filing of an MAA. An MA for an orphan medicinal product may only include indications designated as orphan. For non-orphan indications treated with the same active pharmaceutical ingredient, a separate marketing authorization has to be sought.

Orphan medicinal product designation entitles an applicant to incentives such fee reductions or fee waivers, protocol assistance, and access to the centralized marketing authorization procedure. Upon grant of a marketing authorization, orphan medicinal products are entitled to a ten-year period of market exclusivity for the approved therapeutic indication, which means that the EMA cannot accept another marketing authorization application or accept an application to extend for a similar product and the European Commission cannot grant a marketing authorization for the same indication for a period of ten years. The period of market exclusivity is extended by two years for orphan medicinal products that have also complied with an agreed PIP. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications. Orphan medicinal product designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

The period of market exclusivity may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria on the basis of which it received orphan medicinal product destination, including where it can be demonstrated on the basis of available evidence that the original orphan medicinal product is sufficiently profitable not to justify maintenance of market exclusivity or where the prevalence of the condition has increased above the threshold. Additionally, an MA may be granted to a similar medicinal product with the same orphan indication during the 10 year period if: (i) if the applicant consents to a second original orphan medicinal product application, (ii) if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities; or (iii) if the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior to the original orphan medicinal product. A company may voluntarily remove a product from the register of orphan products.

Post-authorization Requirements

Where an MA is granted in relation to a medicinal product in the EU, the holder of the MA is required to comply with a range of regulatory requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products. Similar to the United States, both MA holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA, the European Commission and/or the competent regulatory authorities of the individual EU Member States. The holder of an MA must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance who is responsible for oversight of that system. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports, or PSURs.

All new MAAs must include a risk management plan, or RMP, describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. The regulatory authorities may also impose specific obligations as a condition of the MA. Such risk- minimization measures or post-authorization obligations may include additional safety monitoring, more frequent submission of PSURs, or the conduct of additional clinical trials or post-authorization safety studies.

In the EU, the advertising and promotion of medicinal products are subject to both EU and EU Member States’ laws governing promotion of medicinal products, interactions with physicians and other healthcare professionals, misleading and comparative advertising and unfair commercial practices. General requirements for advertising and promotion of medicinal products, such as direct-to-consumer advertising of prescription medicinal products are established in EU law. However, the details are governed by regulations in individual EU Member States and can differ from one country to another. For example, applicable laws require that promotional materials and advertising in relation to medicinal products comply with the product’s Summary of Product Characteristics, or SmPC, which may require approval by the competent national authorities in connection with an MA. The SmPC is the document that provides information to physicians concerning the safe and effective use of the product. Promotional activity that does not comply with the SmPC is considered off-label and is prohibited in the EU.

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

We are also subject to additional similar U.S. state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers, or that apply regardless of payor, state and foreign laws which require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the government, state, local and foreign laws which require pharmaceutical companies to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures, state and foreign laws which require the reporting of information related to drug pricing, state, local and foreign laws requiring the registration of pharmaceutical sales representatives, and state and foreign laws governing the privacy and security of health information which, in some cases, differ from each other in significant ways, and may not have the same effect, thus complicating compliance efforts. If our operations are found to be in violation of any of such laws or any other governmental regulations that apply, we may be subject to penalties, including, without limitation, significant civil, criminal and administrative penalties, imprisonment damages, fines, exclusion from government-funded healthcare programs, such as Medicare and Medicaid or similar programs in other countries or jurisdictions, integrity oversight and reporting obligations to resolve allegations of non-compliance, disgorgement, imprisonment, contractual damages, reputational harm, diminished profits and the curtailment or restructuring of our operations.

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

Outside the United States, ensuring adequate coverage and payment for any biological candidates we may develop will face challenges. Pricing of prescription pharmaceuticals is subject to governmental control in many countries. Pricing negotiations with governmental authorities can extend well beyond the receipt of regulatory marketing approval for a product and may require us to conduct a clinical study that compares the cost effectiveness of any product candidates we may develop to other available therapies. The conduct of such a clinical study could be expensive and result in delays in our commercialization efforts. In the European Union, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies (so called health technology assessments) in order to obtain reimbursement or pricing approval. This HTA process is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medicinal product in the national healthcare systems of the individual country is conducted. The outcome of HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. For example, the European Union provides options for its member states to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. European Union member states may approve a specific price for a product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other member states allow companies to fix their own prices for products but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Recently, many countries in the European Union have increased the amount of discounts required on pharmaceuticals and these efforts could continue as countries attempt to manage healthcare expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the European Union. The downward pressure on healthcare costs in general, particularly prescription products, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. Political, economic, and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various European Union member states, and parallel trade (arbitrage between low-priced and high-priced member states), can further reduce prices. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products, if approved in those countries.

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

Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers of 2% per fiscal year and reduced payments to several types of Medicare providers. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2032 unless additional action is taken by Congress. Further, the American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024.

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such drugs and biologics under the law, and (ii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently to legal challenges. It is unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.

In the EU in December 2021, Regulation No 2021/2282 on Health Technology Assessment, or HTA Regulation, was adopted. The HTA Regulation is intended to boost cooperation among EU Member States in assessing health technologies, including new medicinal products, and providing the basis for cooperation at EU level for joint clinical assessments in these areas. When it enters into application in 2025, the HTA Regulation will be intended to harmonize the clinical benefit assessment of HTA across the European Union.

Additional state, federal and foreign healthcare reform measures may be adopted in the future. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

As of December 31, 2023, we had 52 employees, all of whom were full-time. All of our employees are located in the United States. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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
•
The regulatory approval processes of the U.S. Food and Drug Administration, or FDA, the European Commission and comparable foreign authorities are lengthy, time consuming and inherently unpredictable. If we are not able to obtain required regulatory approval for our product candidates, our business will be substantially harmed.
•
We have not yet completed testing of any product candidates in clinical trials. Success in preclinical studies or earlier clinical trials may not be indicative of results in future clinical trials.
•
We may not be successful in our efforts to build a pipeline of additional product candidates or our next-generation platform technologies.
•
Unfavorable conditions in our industry or the global economy could limit our ability to grow our business and negatively affect our results of operations.
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
•
We may be subject to legal proceedings from time to time which seek material damages.
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

Since our inception, we have incurred significant net losses, and we expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses were $111.6 million and $166.0 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $513.0 million. We have financed our operations with $589.0 million in gross proceeds from equity financings, including from pre-IPO private placements of convertible preferred stock, our initial public offering, or the IPO, and subsequent sales of common stock in public and private securities offerings, from our previous loan agreement with Silicon Valley Bank and our current loan agreement with Trinity Capital and from the option agreement dated October 21, 2022, or the Option Agreement, with Audentes Therapeutics, Inc. (d/b/a Astellas Gene Therapy), or Astellas, and the securities purchase agreement dated October 21, 2022, or the Securities Purchase Agreement (and together with the Option Agreement, the Astellas Transactions), with Astellas. We have no products approved for commercialization and have never generated any revenue from product sales.

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
•
conduct our ongoing clinical trials of TSHA-102 and any other current and future product candidates that we advance;
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

In 2023, we generated revenue from the Astellas Transactions; however, to date we have not generated any revenue from product sales. To become and remain profitable, we must succeed in developing and eventually commercializing product candidates that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical testing and clinical trials of our product candidates, obtaining regulatory approval, and manufacturing, marketing and selling any product candidates for which we may obtain regulatory approval, as well as discovering and developing additional product candidates. We are only in the preliminary stages of most of these activities and all of our product candidates are in clinical or preclinical development. We may never succeed in these activities and, even if we do, may never generate any revenue or revenue that is significant enough to achieve profitability.

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

As of December 31, 2023, we had cash and cash equivalents of $143.9 million. We believe that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital requirements into 2026. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities, acquisitions of additional product candidates, and changes in regulation. Our future capital requirements will depend on many factors, including:

•
the scope, progress, costs and results of discovery, preclinical development, laboratory testing and clinical trials for TSHA-102 and any current and future product candidates that we advance;
•
our ability to access sufficient additional capital on a timely basis and on favorable terms, including with respect to our term loan facility with Trinity Capital;
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
•
the costs incurred in defending ourselves in any legal proceedings that we may be subject to;
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

Our results of operations could be adversely affected by general conditions in the global economy. Unfavorable conditions in the economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth in the United States or abroad, financial and credit market fluctuations, inflation, rising interest rates, international trade relations, political turmoil, natural catastrophes, outbreaks of contagious diseases, such as the COVID-19 pandemic, warfare and terrorist attacks on the United States, Europe, the Asia Pacific region or elsewhere, such as the conflict in the Middle East, could cause a decrease in business investments, disrupt the timing and cadence of key industry events, and negatively affect the growth of our business and our results of operations. For example, the COVID-19 pandemic adversely affected workforces, economies and financial markets globally, leading to a reduction in the ability of, or the inability of, partners, suppliers, vendors or other parties to meet their contractual obligations, and for a period of time, a reduction in customer spending on technology, and such conditions may reoccur in the future. The war in Ukraine and the related political and economic responses imposed on Russia such as sanctions, may also exacerbate these issues and trends especially in Europe. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause delays in payments for our services by third-party payors or our collaborators. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business, financial condition, results of operations and prospects.

Risks Related to the Development of our Product Candidates

TSHA-102 is currently our lead product candidate and there is no guarantee that we will be able to successfully develop and commercialize TSHA-102.

We are currently focused on the potential development of our lead product candidate, TSHA-102. We are still developing TSHA-102 and it cannot be marketed or sold in the United States or in foreign markets until regulatory approval has been obtained from the FDA or applicable foreign regulatory agencies. The process of obtaining regulatory approval is expensive and time consuming. The FDA and foreign regulatory authorities may never approve TSHA-102 for sale and marketing, and even if TSHA-102 is ultimately approved, regulatory approval may be delayed or limited in the United States or in other jurisdictions. Even if we are authorized to sell and market TSHA-102 in one or more markets, there is no assurance that we will be able to successfully market TSHA-102 or that TSHA-102 will achieve market acceptance sufficient to generate profits. If we are unable to successfully develop and commercialize TSHA-102 due to failure to obtain regulatory approval for TSHA-102, to successfully market TSHA-102, to generate profits from the sale of TSHA-102, or due to other risk factors outlined in this report, it would have material adverse effects on our business, financial condition, and results of operations as TSHA-102 is currently our sole product candidate.

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

Our ability to generate revenue from our product candidates, which we do not expect will occur for several years, if ever, will depend heavily on the successful development, regulatory approval and eventual commercialization of our product candidates. The success of TSHA-102 or any other product candidates that we develop or otherwise may acquire will depend on several factors, including:

•
effective INDs from the FDA or comparable foreign applications that allow commencement of our planned clinical trials or future clinical trials for our product candidates;
•
successful enrollment and completion of clinical trials, including under the FDA’s and comparable foreign regulatory authorities’ current good clinical practices, or GCPs, and current Good Laboratory Practices;
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
•
the prevalence and severity of adverse events experienced with TSHA-102 or any other product candidates;
•
the availability, perceived advantages, cost, safety and efficacy of alternative therapies for any product candidate, and any indications for such product candidate, that we develop;
•
our ability to produce TSHA-102 or any other product candidates we develop on a commercial scale;
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

Our strategy is to identify, develop and commercialize gene therapy product candidates using an AAV9 capsid for intrathecal delivery of therapeutic transgenes to certain kinds of cells. Our future success depends on the successful development of these novel therapeutic approaches. To date, very few products that utilize gene transfer have been approved in the United States, the EU or other European countries and no gene therapy products that utilize an intrathecal method of administration have been approved. There have been a limited number of clinical trials of gene transduction technologies, with only two product candidates ever approved by the FDA.

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

The regulatory requirements that will govern any novel gene therapy product candidates we develop are not entirely clear and are subject to change. Within the broader genetic medicine field, very few therapeutic products have received marketing authorization from the FDA or the European Commission. Even with respect to more established products that fit into the categories of gene therapies or cell therapies, the regulatory landscape is still developing. Regulatory requirements governing gene therapy products and cell therapy products have changed frequently and will likely continue to change in the future. Moreover, there is substantial overlap in those responsible for regulation of existing gene therapy products and cell therapy products. For example, in the United States, the FDA has established the Office of Tissues and Advanced Therapies within its Center for Biologics Evaluation and Research, or CBER, to consolidate the review of gene therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review.

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

Similar considerations apply in the European Union. The EMA’s Committee for Advanced Therapies, or CAT, is responsible for assessing the quality, safety, and efficacy of advanced-therapy medicinal products. Advanced-therapy medicinal products include gene therapy medicines, somatic-cell therapy medicines and tissue-engineered medicines. The role of the CAT is to prepare a draft opinion on an application for marketing authorization for a gene therapy medicinal candidate that is submitted to the EMA. In the European Union, the development and evaluation of a gene therapy product must be considered in the context of the relevant EU legislation and guidelines. The EMA may issue new guidelines concerning the development and marketing authorization for gene therapy products and require that we comply with these new guidelines. As a result, the procedures and standards applied to gene therapy products and cell therapy products may be applied to any gene therapy product candidate we may develop, but that remains uncertain at this point.

Adverse developments in preclinical studies or clinical trials conducted by others in the field of gene therapy and gene regulation products may cause the FDA, the EU, and other regulatory authorities to revise the requirements for approval of any product candidates we may develop or limit the use of products utilizing gene regulation technologies, either of which could harm our business. In addition, the clinical trial requirements of the FDA, the EU, national competent authorities of EU Member States and other regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty, and intended use and market of the potential products. The regulatory approval process for product candidates such as ours can be more expensive and take longer than for other, better known, or more extensively studied pharmaceutical or other product candidates. Further, as we are developing novel potential treatments for diseases in which, in some cases, there is little clinical experience with potential new endpoints and methodologies, there is heightened risk that the FDA, the EMA or the European Commission or other regulatory authorities may not consider the clinical trial endpoints to provide clinically meaningful results, and the resulting clinical data and results may be more difficult to analyze. In addition, we may not be able to identify or develop appropriate animal disease models to enable or support planned clinical development. Any natural history studies that we may conduct or rely upon in our clinical development may not be accepted by the FDA, EMA or the European Commission or other regulatory authorities. Regulatory authorities administering existing or future regulations or legislation may not allow production and marketing of products utilizing gene regulation technology in a timely manner or under technically or commercially feasible conditions. In addition, regulatory action or private litigation could result in expenses, delays, or other impediments to our research programs or the commercialization of resulting products. Further, approvals by one regulatory authority may not be indicative of what other regulatory authorities may require for approval.

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

All of our product candidates are in clinical or preclinical development and their risk of failure is high. The clinical trials and manufacturing of our product candidates are, and the manufacturing and marketing of our products, if approved, will be, subject to extensive and rigorous review and regulation by numerous government and regulatory authorities in the United States and in other countries where we intend to test and market our product candidates. Before obtaining regulatory approvals for the commercial sale of any of our product candidates, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that our product candidates are both safe and effective for use in each target indication. In particular, because our product candidates are subject to regulation as biological products, we will need to demonstrate that they are safe, pure and potent for use in their target indications. Each product candidate must demonstrate an adequate risk versus benefit profile in its intended patient population and for its intended use.

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

In addition, even if such trials are successfully completed, we cannot guarantee that the FDA or foreign regulatory authorities will interpret the results as we do, and more trials could be required before we submit our product candidates for approval. This is particularly true for clinical trials in very rare diseases, such as with TSHA-102 for the treatment of Rett syndrome, where the very small patient population makes it difficult or impossible to conduct two traditional, adequate and well-controlled studies, and therefore the FDA or comparable foreign regulatory authorities are required to exercise flexibility in approving therapies for such diseases. For example, in January 2023, we reported feedback from the Type B end-of-Phase 2 meeting with the FDA following receipt of the formal meeting minutes. The FDA provided additional clarity for TSHA-120 where MFM32 was acknowledged as an acceptable endpoint with a recommendation to dose additional patients in a double-blind, placebo-controlled design to support a BLA. The FDA acknowledged that our overall approach to manufacturing of commercial material was appropriate pending their review of our CMC module 3 amendment submitted for TSHA-120. Moreover, results acceptable to support approval in one jurisdiction may be deemed inadequate by another regulatory authority to support regulatory approval in that other jurisdiction. To the extent that the results of the trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, we may be required to expend significant resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates.

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
•
obtaining IRB approval and positive Ethics Committee opinions at each trial site;
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
•
obtain marketing approval with labeling that includes significant use or distribution restrictions or safety warnings, including boxed warnings or Risk Evaluation and Mitigation Strategies, or REMS, or comparable foreign strategies;
•
be subject to additional post-marketing testing requirements; or
•
have the product removed from the market after obtaining marketing approval.

We could encounter delays if a clinical trial is suspended or terminated by us, by the IRBs or Ethics Committees of the institutions in which such trials are being conducted, by the Data Safety Monitoring Board for such trial or by the FDA, the competent authorities of EU Member States or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA, the competent authorities of EU Member States or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

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

The regulatory approval processes of the FDA, European Commission and comparable foreign authorities are lengthy, time consuming and inherently unpredictable. If we are not able to obtain required regulatory approval for our product candidates, our business will be substantially harmed.

The time required to obtain approval or other marketing authorizations by the FDA, European Commission and comparable foreign authorities is unpredictable, and it typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, and the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate, and it is possible that we may never obtain regulatory approval for any product candidates we may seek to develop in the future. Neither we nor any current or future collaborator is permitted to market any drug product candidates in the United States until we receive regulatory approval of a BLA from the FDA, and we cannot market it in the European Union until we receive approval for a MAA from the European Commission, or other required regulatory approval in other countries. To date, we have had only limited discussions with the FDA regarding clinical development programs or regulatory approval for any product candidate within the United States. In addition, we have only had limited discussions with Health Canada, and no discussions with the EMA and other comparable foreign authorities, regarding clinical development programs or regulatory approval for any product candidate outside of the United States.

Prior to obtaining approval to commercialize any drug product candidate in the United States or abroad, we must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA or foreign regulatory authorities, that such product candidates are safe, pure and effective for their intended uses. Results from preclinical studies and clinical trials can be interpreted in different ways. Even if we believe the preclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. The FDA or comparable foreign regulatory authorities may also require us to conduct additional preclinical studies or clinical trials for our product candidates either prior to or after approval, or it may object to elements of our clinical development programs.

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

We have invested a significant portion of our time and financial resources in the development of our preclinical product candidates. Our business is dependent on our ability to successfully complete preclinical and clinical development of, obtain regulatory approval for, and, if approved, successfully commercialize TSHA-102 and any future product candidates in a timely manner.

Even if we eventually complete clinical testing and receive approval of a BLA or foreign marketing application for TSHA-102 or any future product candidates, the FDA, European Commission or the applicable foreign regulatory authority may grant approval or other marketing authorization contingent on the performance of costly additional clinical trials, including post-marketing clinical trials. The FDA, European Commission or the applicable foreign regulatory authority also may approve or authorize for marketing a product candidate for a more limited indication or patient population than we originally request, and the FDA, European Commission or applicable foreign regulatory authority may not approve or authorize the labeling that we believe is necessary or desirable for the successful commercialization of a product candidate. Any delay in obtaining, or inability to obtain, applicable regulatory approval or other marketing authorization would delay or prevent commercialization of that product candidate and would materially adversely impact our business and prospects.

In addition, the FDA, EU and related regulatory authorities and other regulatory authorities may change their policies, issue additional regulations or revise existing regulations, or take other actions, which may prevent or delay approval of our future products under development on a timely basis. Such policy or regulatory changes could impose additional requirements upon us that could delay our ability to obtain approvals, increase the costs of compliance or restrict our ability to maintain any marketing authorizations we may have obtained.

We have not yet completed testing of any product candidate in clinical trials. Success in preclinical studies or earlier clinical trials may not be indicative of results in future clinical trials.

Success in preclinical testing and early clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. Preclinical tests and Phase 1 and Phase 2 clinical trials are primarily designed to test safety, to study pharmacokinetics and pharmacodynamics and to understand the side effects of product candidates at various doses and schedules. Success in preclinical or animal studies and early clinical trials does not ensure that later large-scale efficacy trials will be successful nor does it predict final results. For example, we may be unable to identify suitable animal disease models for our product candidates, which could delay or frustrate our ability to proceed into clinical trials or obtain marketing approval. Our product candidates may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies or having successfully advanced through initial clinical trials. Our Phase 1/2 clinical trials of TSHA-102 will involve small patient populations. Because of the small sample sizes, the results of these trials may not be indicative of results of future clinical trials. Further, although other gene therapy clinical trials conducted by others also utilized AAV9 vectors, these trials should not be relied upon as evidence that our planned clinical trials will succeed.

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

From time to time, we may publish interim top-line or preliminary results from our clinical trials. Interim results from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or top-line results also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. For example, we have announced initial clinical observations from the first patients treated in the Phase 1/2 REVEAL trial of TSHA-102. However, those observations may not endure or be repeated in subsequently dosed patients or any age or disease severity, including patients receiving higher doses of TSHA-102. Initial clinical observations also may not translate into success on primary endpoints of the REVEAL trial through week 52. Differences between preliminary or interim data and final data could significantly harm our business prospects and may cause the trading price of our common stock to fluctuate significantly.

Further, others, including regulatory authorities, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the approvability or commercialization of the particular product candidate or product and our business in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular drug, product candidate or our business. If the top-line data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for and commercialize any of our product candidates, our business, operating results, prospects or financial condition may be harmed.

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

In addition to side effects caused by the product candidate, the administration process or related procedures also can cause adverse side effects. Each of our lead product candidates are expected to be administered by intrathecal injection. While this method of administration has been available for decades, its use for therapies is relatively new, no gene therapy is currently approved for intrathecal administration, and it may be perceived as having greater risk than more common methods of administration, such as intravenous injection. If any such adverse events occur, our clinical trials could be suspended or terminated. If we cannot demonstrate that any adverse events were not caused by the drug or administration process or related procedures, the FDA or foreign regulatory authorities could order us to cease further development of, or deny approval of, our product candidates for any or all targeted indications. Even if we are able to demonstrate that all future serious adverse events are not product-related, such occurrences could affect patient recruitment or the ability of enrolled patients to complete the trial. Moreover, if we elect, or are required, to not initiate, delay, suspend or terminate any future clinical trial of any of our product candidates, the commercial prospects of such product candidates may be harmed and our ability to generate product revenues from any of these product candidates may be delayed or eliminated. Any of these occurrences may harm our ability to develop other product candidates, and may harm our business, financial condition and prospects significantly.

If our product candidates are associated with side effects in clinical trials or have characteristics that are unexpected, we may need to abandon their development or limit development to more narrow uses in which the side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. The FDA, comparable foreign regulatory authorities, or an IRB or Ethics Committee may also require that we suspend, discontinue, or limit our clinical trials based on safety information, or that we conduct additional animal or human studies regarding the safety and efficacy of our product candidates which we have not planned or anticipated. Such findings could further result in regulatory authorities failing to provide marketing authorization for our product candidates or limiting the scope of the approved indication, if approved. Many product candidates that initially showed promise in early-stage testing have later been found to cause side effects that prevented further development of the product candidate.

Additionally, if one or more of our product candidates receives marketing approval, and we or others identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including:

•
regulatory authorities may withdraw, vary or suspend approvals of such product;

•
regulatory authorities may require additional warnings on the labels;
•
we may be required to create a medication guide outlining the risks of such side effects for distribution to patients or other requirements subject to a REMS or comparable foreign strategies;
•
we could be sued and held liable for harm caused to patients;
•
we may not be able to achieve or maintain third-party payor coverage and adequate reimbursement; and
•
our reputation and physician or patient acceptance of our products may suffer.

There can be no assurance that we will resolve any issues related to any product-related adverse events to the satisfaction of the FDA or foreign regulatory authority in a timely manner or at all. Moreover, any of these events could prevent us from achieving or maintaining market acceptance of the particular product candidate, if approved, and could significantly harm our business, results of operations and prospects.

As an organization, we have never conducted pivotal clinical trials, and may be unable to do so for any product candidates we may develop, including TSHA-102.

We will need to successfully complete our ongoing and planned clinical trials, including pivotal clinical trials, in order to obtain FDA and comparable foreign regulatory approval to market our product candidates. Carrying out later-stage clinical trials and the submission of a successful BLA and comparable foreign application is a complicated process. As an organization, we have initiated Phase 1/2 clinical trials, have not previously conducted any later stage or pivotal clinical trials, but have limited experience in preparing, submitting and prosecuting regulatory filings and have not previously submitted a BLA or comparable foreign application for any product candidate. In addition, we have had limited interactions with the FDA comparable foreign regulatory authorities and cannot be certain how many additional clinical trials of our product candidates will be required or how such trials should be designed. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to BLA submission or comparable foreign application and approval of any product candidate. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in commercializing our product candidates.

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
•
potential disruptions caused by public health crises, such as pandemics or similar outbreaks, including difficulties in initiating clinical sites, enrolling and retaining participants, diversion of healthcare resources away from clinical trials, travel or quarantine policies that may be implemented, and other factors;
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

In the EU, a medicinal product can be designated as an orphan medicinal product by the European Commission if its sponsor can establish that: (i) the product is intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions; (ii) either (a) such conditions affect not more than 5 in 10,000 persons in the EU when the application is made, or (b) the product without the benefits derived from orphan status, would not generate sufficient return in the EU to justify the necessary investment in developing the medicinal product; and (iii) there exists no satisfactory authorized method of diagnosis, prevention, or treatment of the condition that has been authorized in the EU, or even if such method exists, the product will be of significant benefit to those affected by that condition.

Orphan medicinal product designation entitles an applicant to incentives such fee reductions or fee waivers, protocol assistance, and access to the centralized marketing authorization procedure. Upon grant of a marketing authorization, orphan medicinal products are entitled to a ten-year period of market exclusivity for the approved therapeutic indication, which means that the EMA cannot accept another marketing authorization application or accept an application to extend for a similar product and the European Commission cannot grant a marketing authorization for the same indication for a period of ten years. The period of market exclusivity is extended by two years for orphan medicinal products that have also complied with an agreed PIP. The period of market exclusivity may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria on the basis of which it received orphan medicinal product destination, including where it can be demonstrated on the basis of available evidence that the original orphan medicinal product is sufficiently profitable not to justify maintenance of market exclusivity or where the prevalence of the condition has increased above the threshold. Additionally, an MA may be granted to a similar medicinal product with the same orphan indication during the 10 year period if: (i) if the applicant consents to a second original orphan medicinal product application, (ii) if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities; or (iii) if the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior to the original orphan medicinal product. A company may voluntarily remove a product from the register of orphan products. Orphan medicinal product designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. We have obtained orphan drug designation from the FDA for TSHA-120 for the treatment of GAN, TSHA-102 for the treatment of Rett syndrome, and TSHA-105 for the treatment of SLC13A5 deficiency. In addition, TSHA-118 has received orphan drug designation for the treatment of CLN1 disease from the FDA and EMA.

We may seek orphan designation for certain of our other current and future product candidates. However, we may be unsuccessful in obtaining orphan drug designation for these or other product candidates and may be unable to maintain the benefits associated with orphan drug designation. Even if we obtain orphan drug exclusivity for any of our product candidates, that exclusivity may not effectively protect those product candidates from competition because different drugs can be approved for the same condition, and orphan drug exclusivity does not prevent the FDA or comparable foreign regulatory authorities from approving the same or a different drug in another indication. Even after an orphan drug is granted orphan exclusivity and approved, the FDA can subsequently approve a later application for the same drug for the same condition before the expiration of the seven-year exclusivity period if the FDA concludes that the later drug is clinically superior in that it is shown to be safer in a substantial portion of the target populations, more effective or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. Moreover, orphan-drug-exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to manufacture sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

We have obtained orphan drug designation from the FDA for TSHA-120 for the treatment of GAN and TSHA-102 for the treatment of Rett syndrome. We may seek orphan designation for certain of our other current and future product candidates. However, we may be unsuccessful in obtaining orphan drug designation for these or other product candidates and may be unable to maintain the benefits associated with orphan drug designation. Even if we obtain orphan drug exclusivity for any of our product candidates, that exclusivity may not effectively protect those product candidates from competition because different drugs can be approved for the same condition, and orphan drug exclusivity does not prevent the FDA or comparable foreign regulatory authorities from approving the same or a different drug in another indication. Even after an orphan drug is granted orphan exclusivity and approved, the FDA can subsequently approve a later application for the same drug for the same condition before the expiration of the seven-year exclusivity period if the FDA concludes that the later drug is clinically superior in that it is shown to be safer in a substantial portion of the target populations, more effective or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. Moreover, orphan-drug-exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to manufacture sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

We have received rare pediatric disease designation for TSHA-102 for the treatment of Rett syndrome. However, a marketing application for TSHA-102, if approved, may not meet the eligibility criteria for a PRV or the rare pediatric disease designation program may sunset before FDA is able consider us for a voucher.

We have received rare pediatric disease designation for TSHA-102 for the treatment of Rett syndrome. Designation of a drug or biologic as a product for a rare pediatric disease does not guarantee that a BLA for such drug or biologic will meet the eligibility criteria for a rare pediatric disease PRV at the time the application is approved. Under the FDCA, we will need to request a rare pediatric disease PRV in our original BLA for TSHA-102, and any other candidates for which we submit a marketing application. The FDA may determine that such BLA, if approved, does not meet the eligibility criteria for a PRV, including for the following reasons:

•
Rett syndrome no longer meets the definition of a rare pediatric disease;
•
the BLA contains an active ingredient that has been previously approved in a BLA;
•
the BLA is not deemed eligible for priority review;
•
the BLA does not rely on clinical data derived from studies examining a pediatric population and dosages of the drug intended for that population (that is, if the BLA does not contain sufficient clinical data to allow for adequate labeling for use by the full range of affected pediatric patients); or

•
the BLA is approved for a different adult indication than the rare pediatric disease for which TSHA-102 is designated.

The authority for the FDA to award rare pediatric disease PRVs for drugs that have received rare pediatric disease designation prior to September 30, 2024 currently expires on September 30, 2026. Absent any extension through federal legislation, if the BLA for TSHA-102 is not approved prior to September 30, 2026 for any reason, regardless of whether it meets the criteria for a rare pediatric disease PRV, it will not be eligible for a PRV.

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and management resources, we must focus on development programs and product candidates that we identify for specific indications. As such, we are currently primarily focused on the development of TSHA-102 (Rett syndrome). As a result, we may forego or delay pursuit of opportunities with other product candidates, including TSHA-101 (GM2 gangliosidosis), TSHA-103 (SLC6A1), TSHA-105 (SLC13A5 deficiency), TSHA-118 (CLN1 disease), and TSHA-121 (CLN7) or for other indications for these product candidates that later prove to have greater commercial potential. Our resource allocation decisions, for example, our strategic prioritization in March 2022, may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

We are currently conducting our Phase 1/2 adolescent and adult trial of TSHA-102 in Canada and plan to conduct in the future additional clinical trials for our product candidates outside the United States, and the FDA and similar foreign regulatory authorities may not accept data from such trials.

We are conducting our Phase adolescent and adult 1/2 clinical trial of TSHA-102 in Canada and may in the future choose to conduct additional clinical trials outside the United States, including in the United Kingdom, European Union or other foreign jurisdictions. The acceptance of trial data from clinical trials conducted outside the United States by the FDA may be subject to certain conditions. In cases where data from clinical trials conducted outside the United States are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practice; (ii) the trials were performed by clinical investigators of recognized competence and (iii) the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory bodies have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any similar foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any similar foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.

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

The United Kingdom’s, withdrawal from the EU on January 31, 2020, commonly referred to as Brexit, has changed the regulatory relationship between the United Kingdom and the EU. The Medicines and Healthcare products Regulatory Agency, or MHRA, is now the United Kingdom’s standalone regulator for medicinal products and medical devices. Great Britain (England, Scotland and Wales) is now a third country to the EU. Northern Ireland will, with regard to EU regulations, continue to follow the EU regulatory rules for now.

The United Kingdom regulatory framework in relation to clinical trials is governed by the Medicines for Human Use (Clinical Trials) Regulations 2004, as amended, which is derived from the CTD, as implemented into the United Kingdom national law through secondary legislation. On January 17, 2022, the MHRA launched an eight-week consultation on reframing the United Kingdom legislation for clinical trials, and which aimed to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The United Kingdom Government published its response to the consultation on March 21, 2023 confirming that it would bring forward changes to the legislation. These resulting legislative amendments will determine how closely the United Kingdom regulations will align with the CTR. In October 2023, the MHRA announced a new Notification Scheme for clinical trials which enables a more streamlined and risk-proportionate approach to initial clinical trial applications for Phase 4 and low-risk Phase 3 clinical trial applications.

Marketing authorizations in the United Kingdom are governed by the Human Medicines Regulations (SI 2012/1916), as amended. Since January 1, 2021, an applicant for the EU centralized procedure marketing authorization can no longer be established in the United Kingdom. As a result, since this date, companies established in the United Kingdom cannot use the EU centralized procedure and instead must follow one of the United Kingdom national authorization procedures or one of the remaining post-Brexit international cooperation procedures to obtain a marketing authorization to market products in the United Kingdom. All existing EU marketing authorizations for centrally authorized products were automatically converted or grandfathered into United Kingdom marketing authorization, effective in Great Britain only, free of charge on January 1, 2021, unless the marketing authorization holder opted-out of this possibility. Northern Ireland currently remains within the scope of EU authorizations in relation to centrally authorized medicinal products. Accordingly, until the Windsor Framework is implemented in Northern Ireland on January 1, 2025, products falling within the scope of the EU centralized procedure can only be authorized through United Kingdom national authorization procedures in Great Britain.

The MHRA has also introduced changes to national marketing authorization procedures. This includes introduction of procedures to prioritize access to new medicines that will benefit patients, including a 150-day assessment route, a rolling review procedure and the International Recognition Procedure. Since January 1, 2024, the MHRA may rely on the International Recognition Procedure, or IRP, when reviewing certain types of marketing authorization applications. This procedure is available for applicants for marketing authorization who have already received an authorization for the same product from a reference regulator. These include the FDA, the EMA, and national competent authorities of individual EEA countries. A positive opinion from the EMA and CHMP, or a positive end of procedure outcome from the mutual recognition or decentralized procedures are considered to be authorizations for the purposes of the IRP.

There is no pre-marketing authorization orphan designation for medicinal products in the United Kingdom. Instead, the MHRA reviews applications for orphan designation in parallel to the corresponding marketing authorization application. The criteria are essentially the same as those in the EU, but have been tailored for the market. This includes the criterion that prevalence of the condition in Great Britain, rather than the EU, must not be more than five in 10,000. Upon the grant of a marketing authorization with orphan status, the medicinal product will benefit from up to 10 years of market exclusivity from similar products in the approved orphan indication. The start of this market exclusivity period will be set from the date of first approval of the product in Great Britain.

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

The manufacturers of pharmaceutical products must comply with strictly enforced cGMP requirements, state and federal regulations, as well as foreign requirements when applicable. Any failure of us or our CMOs to adhere to or document compliance to such regulatory requirements could lead to a delay or interruption in the availability of our program materials for clinical trials or enforcement action from the FDA, competent authorities of EU Member States or foreign regulatory authorities. If we or our manufacturers were to fail to comply with the FDA, EU or other regulatory authority requirements, it could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension, variation or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates. Our potential future dependence upon others for the manufacture of our product candidates may also adversely affect our future profit margins and our ability to commercialize any product candidates that receive regulatory approval on a timely and competitive basis.

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

The regulatory authorities also may, at any time following approval of a product for sale, inspect or audit our manufacturing facilities or those of our third-party contractors, including periodic unannounced inspections by the FDA, competent authorities of EU Member States or other comparable foreign regulatory authorities, to monitor and ensure compliance with cGMP. If any such inspection or audit identifies a failure to comply with applicable regulations or if a violation of our product specifications or applicable regulations occurs independent of such an inspection or audit, we or the relevant regulatory authority may require remedial measures that may be costly and/or time-consuming for us or a third party to implement and that may include the temporary or permanent suspension of a clinical trial or commercial sales or the temporary or permanent closure of a facility. Any such remedial measures imposed upon us or third parties with whom we contract could harm our business. If we or any of our third-party manufacturers fail to maintain regulatory compliance, the FDA or comparable foreign regulatory authority can impose regulatory sanctions including, among other things, shutdown of the third-party vendor or invalidation of drug product lots or processes, fines, injunctions, civil penalties, delays, refusal to approve a pending application for a new drug product or biologic product, or revocation, suspension or variation of a pre-existing approval, license revocation, seizures or recalls of product candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products, if approved, and significantly harm our business, financial condition, results of operations and prospects. Additionally, if supply from one approved manufacturer is interrupted, there could be a significant disruption in commercial supply. An alternative manufacturer would need to be qualified through a BLA and/or MAA supplement which could result in further delay. The regulatory authorities may also require additional studies if a new manufacturer is relied upon for commercial production. Switching manufacturers may involve substantial costs and is likely to result in a delay in our desired clinical and commercial timelines.

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

As product candidates proceed through preclinical studies to late-stage clinical trials towards potential approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize processes and product characteristics. Such changes carry the risk that they will not achieve our intended objectives. Any such changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the materials manufactured using altered processes. Such changes may also require additional testing, FDA notification or FDA approval, or comparable foreign regulatory requirements. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and jeopardize our ability to commence sales and generate revenue. In addition, we may be required to make significant changes to our upstream and downstream processes across our pipeline, which could delay the development of our future product candidates.

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
•
product labeling or product insert requirements of the FDA or foreign regulatory authorities, including any limitations or warnings contained in a product’s approved labeling, including any black box warning or REMS or comparable foreign strategy;
•
the willingness of the target patient population to try new treatments and of physicians to prescribe these treatments;
•
our ability to hire and retain a sales force in the United States;

•
the strength of marketing and distribution support;
•
the availability of third-party coverage and adequate reimbursement for TSHA-102 and any other product candidates, once approved;
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

If we are unable to establish sales, marketing and distribution capabilities for TSHA-102 or any other product candidate that may receive regulatory approval, we may not be successful in commercializing those product candidates if and when they are approved.

We do not have sales or marketing infrastructure. To achieve commercial success for TSHA-102 or any other product candidate for which we may obtain marketing approval, we will need to establish a sales and marketing organization. In the future, we expect to build a focused sales and marketing infrastructure to market some of our product candidates in the United States, if and when they are approved. There are risks involved with establishing our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

Trofinetide was approved by the FDA in March 2023 for the treatment of Rett Syndrome. We are aware that our competitors are developing product candidates for the treatment of diseases that our product candidates will target. With respect to TSHA-102, we are aware that Neurogene has a clinical stage gene therapy program for the treatment of Rett syndrome. We are also aware that Alcyone Therapeutics, the Rett Syndrome Research Trust, Amicus Therapeutics, Shape Therapeutics and Sarepta Therapeutics have disclosed the existence of discovery-stage gene therapy programs for the treatment of Rett syndrome.

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

We believe our success depends on obtaining and maintaining coverage and adequate reimbursement for our product candidates, including TSHA-102 for the treatment of Rett syndrome and the extent to which patients will be willing to pay out-of-pocket for such products, in the absence of reimbursement for all or part of the cost. In the United States and in other countries, patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. The availability of coverage and adequacy of reimbursement for our products by third-party payors, including government health care programs (e.g., Medicare, Medicaid, TRICARE), managed care providers, private health insurers, health maintenance organizations, and other organizations is essential for most patients to be able to afford medical services and pharmaceutical products such as our product candidates. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided are made on a payor-by-payor basis. One payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage, and adequate reimbursement. The principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services, or HHS. CMS decides whether and to what extent products will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree.

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

Foreign governments also have their own healthcare reimbursement systems, which vary significantly by country and region, and we cannot be sure that coverage and adequate reimbursement will be made available with respect to the treatments in which our products are used under any foreign reimbursement system. The EU provides options for EU Member States to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. An EU Member State may approve a specific price for the medicinal product, it may refuse to reimburse a product at the price set by the manufacturer or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. Many EU Member States also periodically review their reimbursement procedures for medicinal products, which could have an adverse impact on reimbursement status. Moreover, in order to obtain reimbursement for our products in some European countries, including some EU Member States, we may be required to compile additional data comparing the cost-effectiveness of our products to other available therapies. This Health Technology Assessment, or HTA, of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU Member States, including those representing the larger markets. The HTA process is the procedure to assess therapeutic, economic and societal impact of a given medicinal product in the national healthcare systems of the individual country. The outcome of an HTA will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product currently varies between EU Member States.

Legislators, policymakers and healthcare insurance funds in the EU and the United Kingdom may continue to propose and implement cost-containing measures to keep healthcare costs down, particularly due to the financial strain that the COVID-19 pandemic has placed on national healthcare systems of European countries. These measures could include limitations on the prices we would be able to charge for product candidates that we may successfully develop and for which we may obtain regulatory approval or the level of reimbursement available for these products from governmental authorities or third-party payors. Further, an increasing number of EU and other foreign countries use prices for medicinal products established in other countries as “reference prices” to help determine the price of the product in their own territory. Consequently, a downward trend in prices of medicinal products in some countries could contribute to similar downward trends elsewhere.

There can be no assurance that TSHA-102 or any other product candidate, if approved for sale in the United States or in other countries, will be considered medically reasonable and necessary, that it will be considered cost-effective by third-party payors, that coverage or an adequate level of reimbursement will be available or that reimbursement policies and practices in the United States and in foreign countries where our products are sold will not adversely affect our ability to sell our product candidates profitably, if they are approved for sale.

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

Risks Related to Our Dependence on Third Parties

We currently rely on our collaboration with UT Southwestern for our preclinical research and development programs, including for discovering, preclinically developing and conducting all IND-enabling studies for our lead product candidates and our near-term future pipeline. Failure or delay of UT Southwestern to fulfill all or part of its obligations to us under the agreement, a breakdown in collaboration between the parties or a complete or partial loss of this relationship would materially harm our business.

Our collaboration with UT Southwestern is critical to our business. We entered into the UT Southwestern Agreement with UT Southwestern to discover and develop certain AAV vector-based therapeutics, and the product candidates developed under such collaboration currently represent all of our pipeline and discovery programs. We currently rely on UT Southwestern for much of our preclinical research and development capabilities, and in particular the UT Southwestern Gene Therapy Program under the direction of Drs. Steven Gray and Berge Minassian. Pursuant to the UT Southwestern Agreement, UT Southwestern is primarily responsible for discovery, preclinical development activities, including all IND-enabling non-clinical studies and research grade manufacturing, and other collaborative activities set forth in the plan for the funded research including leading interactions with FDA and other regulatory authorities. Either party has the right in certain circumstances to terminate the collaboration pursuant to the terms of the UT Southwestern Agreement. If UT Southwestern delays or fails to perform its obligations under the UT Southwestern Agreement, disagrees with our interpretation of the terms of the collaboration or our discovery plan or terminates our existing agreement, our pipeline of product candidates would be significantly adversely affected and our prospects will be materially harmed.

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

We have engaged CROs for our ongoing and planned clinical trials for TSHA-102. We expect to continue to rely on third parties, including clinical data management organizations, medical institutions and clinical investigators, to conduct those clinical trials. Any of these third parties may terminate their engagements with us, some in the event of an uncured material breach and some at any time for convenience. If any of our relationships with these third parties terminate, we may not be able to timely enter into arrangements with alternative third parties or to do so on commercially reasonable terms, if at all. Switching or adding CROs involves substantial cost and requires management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. Though we intend to carefully manage our relationships with our CROs, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects. Further, the performance of our CROs may also be interrupted by health epidemics, including due to travel restrictions, quarantine policies, heightened exposure of CRO staff who are healthcare providers to health epidemics or prioritization of resources toward a health epidemic.

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

We rely on these parties for execution of our preclinical studies and clinical trials, and generally do not control their activities. Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA and comparable foreign regulatory require us to comply with standards, commonly referred to as GCPs, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. We also are required to register ongoing clinical trials and post the results of completed clinical trials on government-sponsored databases, such as ClinicalTrials.gov, within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions. If we or any of our CROs or other third parties, including trial sites, fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, European Commission or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials complies with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP conditions. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA and comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authority may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the trial. The FDA or comparable foreign regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or comparable foreign regulatory authority and may ultimately lead to the denial of marketing approval of TSHA-102 or any other product candidates.

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

As our current and future product candidates progress toward commercialization, the possibility of a patent infringement claim against us increases. We cannot provide any assurance that our current and future product candidates do not infringe other parties’ patents or other proprietary rights, and competitors or other parties may assert that we infringe their proprietary rights in any event. We may become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our current and future product candidates, including interference or derivation proceedings before the USPTO. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, which could have a negative impact on our ability to commercialize TSHA-102 or any future product candidates. In order to successfully challenge the validity of any such United States patent in federal court, we would need to overcome a presumption of validity. As this burden is high and requires us to present clear and convincing evidence as to the invalidity of any such United States patent claim, there is no assurance that a court of competent jurisdiction would agree with us and invalidate the claims of any such United States patent. Moreover, given the vast number of patents in our field of technology, we cannot be certain that we do not infringe existing patents or that we will not infringe patents that may be granted in the future.

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

Risks Related to Legal and Regulatory Compliance Matters

Our relationships with customers, healthcare providers, including physicians, and third-party payors are subject, directly or indirectly, to federal, state and foreign healthcare fraud and abuse laws, false claims laws, health information privacy and security laws, and other healthcare laws and regulations. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

Healthcare providers, including physicians, and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payors subject us to various federal, state and foreign fraud and abuse laws and other healthcare laws, including, without limitation in the United States, the federal Anti-Kickback Statute, the federal civil and criminal false claims laws and the law commonly referred to as the Physician Payments Sunshine Act and regulations promulgated under such laws. These laws will impact, among other things, our clinical research, proposed sales, marketing and educational programs, and other interactions with healthcare professionals. In addition, we may be subject to patient privacy laws by both the federal government, the states and foreign countries in which we conduct or may conduct our business. The laws that will affect our operations include, but are not limited to:

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
•
the federal transparency laws, including the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, medical devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the State Children’s Health Insurance Program, with specific exceptions, to report annually to CMS information related to: (i) payments or other “transfers of value’’ made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other health care professionals (such as physician assistants and nurse practitioners), and teaching hospitals, and (ii) ownership and investment interests held by physicians and their immediate family members; and
•
analogous state and foreign laws and regulations; state and foreign laws that require manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures or drug pricing; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or that otherwise restrict payments that may be made to healthcare providers; state and local laws that require the registration of pharmaceutical sales representatives; and state and foreign laws that govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
•
Outside the United States, interactions between pharmaceutical companies and health care professionals are also governed by strict laws, such as national anti-bribery laws of European countries, national sunshine rules, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant penalties, including, without limitation, civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participating in federal and state funded healthcare programs, such as Medicare and Medicaid, or comparable foreign programs, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, contractual damages, diminished profits and future earnings, reputational harm and the curtailment or restructuring of our operations, any of which could harm our business.

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

Even if we obtain regulatory approval for TSHA-102 or any future product candidates, they will remain subject to ongoing regulatory oversight.

Even if we obtain any regulatory approval for TSHA-102, or any future product candidates, such product candidates, once approved, will be subject to ongoing regulatory requirements applicable to manufacturing, labeling, packaging, storage, advertising, promoting, sampling, record-keeping and submitting of safety and other post-market information, among other things. Any regulatory approvals that we receive for TSHA-102, or any future product candidates may also be subject to a REMS, comparable foreign strategies, limitations on the approved indicated uses for which the drug may be marketed or to the conditions of approval, or requirements that we conduct potentially costly post-marketing testing, including Phase 4 trials and surveillance to monitor the quality, safety and efficacy of the drug. An unsuccessful post-marketing study or failure to complete such a study could result in the withdrawal of marketing approval. We will further be required to immediately report any serious and unexpected adverse events and certain quality or production problems with our products to regulatory authorities along with other periodic reports.

Any new legislation addressing drug safety issues could result in delays in product development or commercialization, or increased costs to assure compliance. We will also have to comply with requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drug products are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. As such, we will not be allowed to promote our products for indications or uses for which they do not have approval, commonly known as off-label promotion. The holder of an approved BLA or comparable foreign approval must submit new or supplemental applications and obtain prior approval for certain changes to the approved product, product labeling, or manufacturing process. A company that is found to have improperly promoted off-label uses of their products may be subject to significant civil, criminal and administrative penalties.

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

If we fail to comply with applicable regulatory requirements following approval of TSHA-102 or any future product candidates, a regulatory authority may:

•
issue an untitled letter or warning letter asserting that we are in violation of the law;
•
seek an injunction or impose administrative, civil or criminal penalties or monetary fines;
•
suspend, vary or withdraw regulatory approval;
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

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. The occurrence of any event or penalty described above may inhibit our ability to commercialize TSHA-102 or any future product candidates and harm our business, financial condition, results of operations and prospects.

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

Approval by the FDA in the United States or the European Commission in the European Union does not ensure approval by regulatory authorities in other countries or jurisdictions. However, the failure to obtain approval in one jurisdiction may negatively impact our ability to obtain approval elsewhere. In addition, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval in any other country.

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

Additionally, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Presidential executive orders, congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such drugs and biologics under the law, and (ii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

In addition, FDA and comparable foreign regulatory regulations and guidance may be revised or reinterpreted by the FDA or the comparable foreign regulatory in ways that may significantly affect our business and our products. Any new regulations or guidance, or revisions or reinterpretations of existing regulations or guidance, may impose additional costs or lengthen FDA review times for TSHA-102 or any future product candidates. We cannot determine how changes in regulations, statutes, policies, or interpretations when and if issued, enacted or adopted, may affect our business in the future. Such changes could, among other things, require:

•
additional clinical trials to be conducted prior to obtaining approval;
•
changes to manufacturing methods;
•
recalls, replacements, or discontinuance of one or more of our products; and
•
additional recordkeeping.

For instance, the regulatory landscape related to clinical trials in the EU recently evolved. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each EU Member State, leading to a single decision for each EU Member State. The assessment procedure for the authorization of clinical trials has been harmonized as well, including a joint assessment by all EU Member States concerned, and a separate assessment by each EU Member State with respect to specific requirements related to its own territory, including ethics rules. Each EU Member State’s decision is communicated to the sponsor via the centralized EU portal. Once the clinical trial approved, clinical study development may proceed. The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. For clinical trials in relation to which application for approval was made on the basis of the Clinical Trials Directive before January 31, 2023, the Clinical Trials Directive will continue to apply on a transitional basis until January 31, 2025. By that date, all ongoing trials will become subject to the provisions of the CTR. The CTR will apply to clinical trials from an earlier date if the related clinical trial application was made on the basis of the CTR or if the clinical trial has already transitioned to the CTR framework before January 31, 2025. Compliance with the CTR requirements by us and our third-party service providers, such as CROs, may impact our developments plans.

In light of the entry into application of the CTR on January 31, 2022, we may be required to transition clinical trials for which we have obtained regulatory approvals in accordance with the CTD to the regulatory framework of the CTR. Transition of clinical trials governed by the CTD to the CTR will be required for clinical trials which will have at least one site active in the E.U. on January 30, 2025. A transitioning application would need to be submitted to the competent authorities of E.U. Member States through the Clinical Trials Information Systems and related regulatory approval obtained to continue the clinical trial past January 30, 2025. This would require financial, technical and human resources. If we are unable to transition our clinical trials in time, the conduct of those clinical trials may be negatively impacted.

It is currently unclear to what extent the UK will seek to align its regulations with the EU in the future. The UK regulatory framework in relation to clinical trials is derived from existing EU legislation (as implemented into UK law, through secondary legislation). On January 17, 2022, the UK Medicines and Healthcare products Regulatory Agency, or MHRA, launched an eight-week consultation on reframing the UK legislation for clinical trials. The UK Government published its response to the consultation on March 21, 2023 confirming that it would bring forward changes to the legislation. These resulting legislative amendments will determine how closely the UK regulations will align with the CTR. Failure of the UK to closely align its regulations with the EU may have an effect on the cost of conducting clinical trials in the UK as opposed to other countries and/or make it harder to seek a marketing authorization for our product candidates on the basis of clinical trials conducted in the United Kingdom.

In addition, on April 26, 2023, the European Commission adopted a proposal for a new Directive and Regulation to revise the existing pharmaceutical legislation. If adopted in the form proposed, the recent European Commission proposals to revise the existing EU laws governing authorization of medicinal products may result in a decrease in data and market exclusivity opportunities for our product candidates in the EU and make them open to generic or biosimilar competition earlier than is currently the case with a related reduction in reimbursement status.

If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, our development plans may be impacted.

Such changes would likely require substantial time and impose significant costs, or could reduce the potential commercial value of TSHA-102 or other product candidates, and could materially harm our business and our financial results. In addition, delays in receipt of or failure to receive regulatory clearances or approvals for any other products would harm our business, financial condition, and results of operations.

Disruptions at the FDA, the SEC and other government agencies and regulatory authorities caused by funding shortages or global health concerns could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA and comparable foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the U.S. Securities and Exchange Commission, or SEC, and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies and comparable regulatory authorities may also slow the time necessary for new drugs or biologics to be reviewed and/or approved by necessary government agencies and regulatory authorities, which would adversely affect our business. For example, over the last several years, including most recently from December 22, 2018 to January 25, 2019, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

We are subject to legal proceedings and claims from time to time that may seek material damages or otherwise may have a material adverse effect on our business. The costs we incur in defending ourselves or associated with settling any of these proceedings, as well as a material final judgment or decree against us, could materially adversely affect our financial condition.

We are subject to legal proceedings and claims from time to time that may seek material damages or otherwise may have a material adverse effect on our business. For example, in January 2024, we were named a nominal defendant in a shareholder derivative lawsuit against certain of our current and former directors in the Court of Chancery of the State of Delaware. See “Item 3—Legal Proceedings” and “Part II, Item 8, Note 13—Commitments and Contingencies” in this Annual Report on Form 10-K for more information. This or any future litigation could result in substantial costs and diversion of management’s attention and resources, which could adversely impact our business. The costs we incur in defending ourselves or associated with settling such proceedings, as well as a material final judgment or decree against us, could materially adversely affect our financial condition.

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

In March 2022, as part of our strategic prioritization initiatives to improve operating efficiency, we reduced our headcount by approximately 35%, and throughout 2022 and early 2023 we further reduced headcount, including the separations of our former Chief Executive Officer, Chief Medical Officer and Chief Development Officer. These reductions resulted in a year-over-year reduction in headcount of 63% at December 31, 2022 as compared to December 31, 2021. As of December 31, 2023, we had 52 employees. As a result of our headcount reductions, we have engaged various outside consultants, principally in the areas of clinical development and clinical operations. Although we believe these employee transitions are in the best interest of our company and our stockholders, these transitions may result in the loss of personnel with deep institutional or technical knowledge. Further, the transition could potentially disrupt our operations and relationships with employees, suppliers and partners and due to added costs, operational inefficiencies, decreased employee morale and productivity and increased turnover. In addition, our competitors may seek to use these transitions and the related potential disruptions to gain a competitive advantage over us. Furthermore, these changes increase our dependency on the other members of our leadership team and clinical and preclinical operations teams that remain with us, who are not contractually obligated to remain employed with us and may leave at any time. Any such departure could be particularly disruptive and, to the extent we experience additional turnover, competition for top talent is high such that it may take some time to find a candidate that meets our requirements. Our future operating results depend substantially upon the continued service of our key personnel and in significant part upon our ability to attract and retain qualified management personnel. If we are unable to mitigate these or other similar risks, our business, results of operation and financial condition may be adversely affected.

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

We are exposed to the risk that our employees, independent contractors, consultants, collaborators, principal investigators, CROs, suppliers and vendors may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct that violates FDA or comparable foreign regulations, including those laws requiring the reporting of true, complete and accurate information to the FDA or comparable foreign regulatory authority, manufacturing standards, federal and state healthcare laws and regulations, and laws that require the true, complete and accurate reporting of financial information or data. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Misconduct by these parties could also involve the improper use of individually identifiable information, including, without limitation, information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a code of business conduct and ethics, but it is not always possible to identify and deter misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, including, without limitation, damages, fines, disgorgement, imprisonment, exclusion from participation in government healthcare programs, such as Medicare and Medicaid, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations.

Risks Related to Ownership of our Common Stock

The trading price of the shares of our common stock may be volatile, and purchasers of our common stock could incur substantial losses.

Our stock price may be volatile. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. Specifically, from September 24, 2020, the date our stock began trading on Nasdaq, through March 1, 2024 our stock price fluctuated from a low of $0.50 to a high of $33.35 per share. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

•
the reporting of unfavorable preclinical results;
•
the commencement, enrollment or results of our clinical trials of TSHA-102 or any future clinical trials we may conduct, or changes in the development status of our product candidates;
•
any delay in our regulatory filings for TSHA-102 or any other product candidate we may develop, and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;
•
an inability to obtain additional funding;
•
failure by us to comply with the terms of our Term Loan Agreement;
•
adverse results from, delays in or termination of clinical trials;
•
adverse regulatory decisions, including failure to receive regulatory approval of our product candidates;
•
unanticipated serious safety concerns related to the use of TSHA-102 or any other product candidate;
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

The stock market in general, and the Nasdaq Global Market and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies, which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. Broad market and industry factors, including potentially worsening economic conditions, inflation and other adverse effects or developments, may negatively affect the market price of our common stock, regardless of our actual operating performance. The realization of any of the above risks or any of a broad range of other risks, including those described in this section, could have a significant and material adverse impact on the market price of our common stock.

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

Sales of a substantial number of shares of our common stock in the public market could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to the restrictions and limitations described below. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly. All of our outstanding shares of common stock are available for sale in the public market, subject only to the restrictions of Rule 144 under the Securities Act in the case of our affiliates.

In addition, we have filed registration statements on Form S-8 under the Securities Act of 1933, as amended, or the Securities Act, registering the issuance of shares of common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans. Shares registered under these registration statements on Form S-8 are available for sale in the public market subject to vesting arrangements and exercise of options and the restrictions of Rule 144 in the case of our affiliates.

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

Concentration of ownership of our common stock among our principal stockholders may prevent new investors from influencing significant corporate decisions.

Our current beneficial owners of 5% or more of our common stock and their respective affiliates beneficially own a majority of our common stock. As a result, these persons, acting together, would be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors, any merger, consolidation, sale of all or substantially all of our assets, or other significant corporate transactions.

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

General Risks

We are subject to stringent and evolving obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business impacts.

In the ordinary course of business, we collect, receive, store, process, use, generate, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, Process) personal data and sensitive information, and other information necessary to operate our business, for legal and marketing purposes, and for other business-related purposes, such as information we collect about patients and healthcare providers in connection with clinical trials in the U.S. and abroad, proprietary and confidential business data, trade secrets, and intellectual property.

Our data Processing activities subject us to numerous federal, state, local, and foreign laws, regulations, and guidance industry standards, external and internal data privacy and security policies, contractual requirements, and other obligations relating to data privacy and security. The number and scope of which is changing, subject to differing applications and interpretations, and which may be inconsistent among jurisdictions, or in conflict with other rules, laws or Data Protection Obligations (as defined below).

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws. For example, the HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. In the past few years, numerous U.S. states—including California, Virginia, Colorado, Connecticut, and Utah—have enacted comprehensive data privacy and security laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data Processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for Processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (CPRA) (collectively, CCPA), applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosure in privacy notices and honor requests of California residents certain rights. The CCPA allows for up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although these states, like the CCPA, also exempt some data Processed in the context of clinical trials, these developments further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon whom we rely.

Outside the United States, an increasing number of laws, regulations, and industry standards govern data privacy and security. Our operations may be subject to increased scrutiny or attention from foreign data privacy and security authorities. Our clinical trial programs and research collaborations outside the United States may implicate foreign data privacy and security laws, including in Canada, the UK and Europe. The European Union’s General Data Protection Regulation (EU GDPR), the United Kingdom’s General Data Protection Regulation (UK GDPR), and Canada’s Personal Information Protection and Electronic Documents Act (PIPEDA), and various related provincial laws, as well as Canada’s Anti-Spam Legislation (CASL), may apply to our operations. The EU GDPR, and the UK GDPR, impose strict requirements for Processing the personal data of individuals located, respectively, within the European Economic Area (EEA), and the United Kingdom (UK). Under the GDPR, government regulators may impose temporary or definitive bans on data Processing, as well as fines up to 20 million euros under EU GDPR, 17.5 million pounds sterling under UK GDPR or, in each case, 4% of the annual global revenue, whichever is greater. Further, the law allows for private litigation related to Processing of personal data brought by classes of data subjects or consumer protection groups authorized by law to represent their interests.

Our employees and personnel use generative artificial intelligence (AI) technologies to perform their work, and the disclosure and use of personal data in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.

In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Certain jurisdictions, including Europe and the UK, have enacted data localization laws and cross-border personal data transfers laws. For example, absent appropriate safeguards or other circumstances, the EU GDPR and UK GDPR generally restricts the transfer of personal data to countries outside of the EEA and UK respectively, such as the United States. Other jurisdictions have enacted or are considering similar cross-border personal data transfer laws and local personal data residency laws, any of which could increase the cost and complexity of doing business. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement/Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), if we cannot implement a valid compliance mechanism for cross-border personal data transfers, or if the requirements for a legally-compliant transfer are too onerous, we may face adverse consequences, including interruption or degradation of our operations, increased exposure to regulatory actions, substantial fines, and injunctions against Processing or transferring personal data from Europe or elsewhere. Inability to import personal data to the United States may significantly and negatively impact our business operations, including by limiting our ability to conduct clinical trial activities in Europe and elsewhere; limiting our ability to collaborate with parties subject to European and other data protection laws or requiring us to increase our personal data Processing capabilities in Europe and/or elsewhere at significant expense. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the EU GDPR’s cross-border data transfer limitations.

We are also subject to the terms of our data privacy and security policies, representations, certifications, standards, publications and frameworks, and contractual obligations to third parties related to data privacy, security and the Processing of personal data (collectively, Data Protection Obligations), including without limitation, operating rules and standards imposed by industry organizations. Data privacy and security issues worldwide are, and are likely to remain, uncertain for the foreseeable future. We strive to comply with applicable data privacy and security laws and Data Protection Obligations to the extent possible, but we may at times fail to do so, or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our personnel, partners or vendors do not comply with applicable data privacy and security laws and Data Protection Obligations. We publish privacy policies, marketing materials and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security laws and Data Protection Obligations, such failure or perceived failure could: increase our compliance and operational costs; expose us to regulatory scrutiny, actions, fines and penalties; result in reputational harm; interrupt or stop clinical trials; result in litigation and liability; result in an inability to Process personal data or to operate in certain jurisdictions; cause a material adverse impact to business operations or financial results; result in imprisonment of company officials; and otherwise result in other material harm to our business.

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

If our, or our vendors’, information technology systems or data is or were compromised, we could experience adverse consequences resulting from such compromise, including, but not limited to regulatory investigations or action; litigation; fines and penalties; interruptions to our operations such as our clinical trials; claims that we breached our data privacy and security laws; harm to our reputation; a loss of customers or sales; and other adverse consequences.

In the ordinary course of our business, we, and the third parties upon which we rely, Process proprietary, confidential and sensitive information, including personal data (including health-related data), intellectual property, trade secrets, and proprietary business information owned or controlled by ourselves or other parties.

We rely on third-party service providers and technologies to help us operate critical business systems and to Process sensitive information in a variety of context, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, and other functions. We also share sensitive information with our partners or other third parties in conjunction with our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If we, our service providers, partners or other relevant third parties have experienced, or in the future experience, any security incident(s) that result in any data loss, deletion or destruction, unauthorized access to, loss of, unauthorized acquisition or disclosure of, or inadvertent exposure or disclosure of, personal data or sensitive information, or compromise related to the security, confidentiality, integrity or availability of our information technology, software, services, communications or data (or those of our service providers, partners or other relevant third parties) (collectively, Security Breach), it may have a material adverse effect on our business, including without limitation, regulatory investigations or enforcement actions, litigation, indemnity obligations, negative publicity and financial loss, additional reporting requirements and/or oversight and restrictions on Processing sensitive information (including personal data). While we may be entitled to damages if our third-party service providers fail to satisfy their data privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and could require us to incur substantial cost to recover or reproduce such data. Security Breaches and attendant consequences may prevent or cause customers to stop using our products, deter new customers for using our products, and otherwise negatively impact our ability to grow and operate our business.

Cyberattacks, malicious internet-based activity and online and offline fraud and other similar activities are prevalent and continue to increase and threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties upon which we rely. These threats are prevalent, continue to rise, are increasingly difficult to detect, and come from a variety of sources come from a variety of sources, including traditional computer “hackers,” threat actors, personnel misconduct or error (employee theft or misuse), sophisticated nation-state and nation-state supported actors, “hacktivists,” organized criminal threat actors, and personnel (such as through theft or misuse). We and the third-parties we rely are subject to a variety of evolving threats, including but not limited to social engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunction, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fire, flood, attacks enhanced or facilitated by AI, and other similar threats.

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

We may be required to expend significant resources, fundamentally change our business activities (including our clinical trial activities) and practices, or modify our operations, including our clinical trial activities or information technology, in an effort to protect against Security Breaches and to mitigate, detect, and remediate actual and potential vulnerabilities. Applicable data privacy and security laws and Data Protection Obligations may require us to implement specific security measures or use industry-standard or reasonable measures to protect against Security Breaches. While we have implemented security measures designed to protect against Security Breaches, there can be no assurance that our security measures or those of our service providers, partners and other third parties will be effective in protecting against all Security Breaches and material adverse impacts that may arise from such breaches. The recovery systems, security protocols, network protection mechanisms and other security measures that we (and our third parties) have integrated into our platform, systems, networks and physical facilities, which are designed to protect against, detect and minimize Security Breaches, may not be adequate to prevent or detect service interruption, system failure or data loss.

We have not always been able in the past and may be unable in the future to detect, anticipate, measure or prevent threats or techniques used to detect or exploit vulnerabilities in our (or our third parties’) information technology, services, communications or software, or cause Security Breaches, because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after an incident has occurred. In addition, security researchers and other individuals have in the past and will continue in the future to actively search for and exploit actual and potential vulnerabilities in our (or our third parties’) information technology and communications. While we take steps designed to detect and remediate vulnerabilities, we may not be able to detect and remediate all vulnerabilities in a timely basis. Therefore, such vulnerabilities could be exploited but may not be detected until after a Security Breach has occurred. These vulnerabilities pose material risks to our business. We cannot be certain that we will be able to address any such vulnerabilities, in whole or part, and there may be delays in developing and deploying patches and other remedial measures to adequately address vulnerabilities. Any of the previously identified or similar threats could cause a Security Breach or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties upon whom we rely. A Security Breach or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our services.

Applicable data privacy and security laws and Data Protection Obligations may require us to notify relevant stakeholders of Security Breaches, including affected individuals, regulators and credit reporting agencies. Such disclosures are costly, and the disclosures or the failure to comply with such requirements, could lead to material adverse impacts, including without limitation, negative publicity, a loss of confidence in our security measures or breach of contract claims. There can be no assurance that our contracts contain a limitation of liability or that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages if we fail to comply with applicable data privacy and security laws or Data Protection Obligations related to information security or Security Breaches.

We may not have adequate insurance coverage in the event of a Security Breach. We cannot assure that our existing coverage will be adequate or otherwise protect us from or adequately mitigate liabilities or damages with respect to claims, costs, expenses, litigation, fines, penalties, business loss, data loss, regulatory actions or material adverse impacts arising out of our data privacy and security practices, Processing or Security Breaches we may experience, or that such coverage will continue to be available on acceptable terms or at all. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim.

In addition to experiencing a Security Breach, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, sensitive information could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, or vendors’ use of generative AI technologies.

If we fail, or are perceived to have failed, to address or comply with these data privacy and security laws and Data Protection Obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections and similar); litigation (including class-related claims); additional reporting requirements and/or oversight; bans on Processing personal data; and orders to destroy or not use personal data.

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

We have generated and expect to continue to generate significant federal and state net operating loss, or NOL, carryforwards in the future. As of December 31, 2023, there were federal and state NOLs of $222.1 million and $11.9 million respectively. A portion of these NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the Tax Cuts and Jobs, or the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, federal NOLs incurred in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs is limited. It is uncertain how various states will respond to the Tax Act and CARES Act. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. During 2023, we performed a detailed analysis of historical and current Section 382 ownership shifts that may limit the utilization of NOL carryforwards. None of our gross Federal NOLs are permanently limited. However, as a result of the ownership shift that occurred in August 2023, $27.1 million of our research credits will expire and $217.9 million of our gross Federal NOLs are subject to an annual utilization limitation of $3.1 million. However, sales of our common stock by our existing stockholders, or additional sales of our common stock by us, could trigger additional limitations under Section 382 which could have a material adverse effect on our results of operations in future years.

New tax laws or regulations, changes to existing tax laws or regulations or changes in their application to us or our customers may have a material adverse effect on our business, cash flows, financial condition or results of operations.

New tax laws, statutes, rules, regulations, directives, decrees or ordinances could be enacted at any time. Further, existing tax laws, statutes, rules, regulations, directives, decrees or ordinances could be interpreted, changed or modified. Any such enactment, interpretation, change or modification could adversely affect us, possibly with retroactive effect. For example, the Inflation Reduction Act imposes, among other rules, a 15% minimum tax on the book income of certain large corporations and a 1% excise tax on certain corporate stock repurchases. In addition, for certain research and experimental, or R&E, expenses incurred in tax years beginning after December 31, 2021, the Tax Act requires the capitalization and amortization of such expenses over five years if incurred in the United States and fifteen years if incurred outside the United States, rather than deducting such expenses currently. Although there have been legislative proposals to repeal or defer the capitalization requirement, there can be no assurance that such requirement will be repealed, deferred or otherwise modified. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings and the deductibility of expenses under the Tax Act, as amended by the CARES Act or any future tax reform legislation, could have a material impact on the value of our deferred tax assets, result in significant one-time charges and increase our future U.S. tax expense.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk management and strategy

We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, and clinical trial data, or Information Systems and Data.

Our information technology team, led by our Vice President of Engineering and Operations, helps identify, assess, and manage our cybersecurity threats and risks. Our information technology team assesses risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods including, for example analyzing threat reports, conducting audits, and using intelligence feeds.

Depending on the environment and systems, we implement and maintain various technical, physical, and organizational measures, processes, standards, and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: incident detection and response, employee training, access controls, cyber insurance, and systems monitoring.

Our assessment and management of material risks from cybersecurity threats are integrated into our overall risk management processes. For example, our senior management along with our information technology team evaluates material risks from cybersecurity threats against our overall business objectives and reports to the Audit Committee of the board of directors, which evaluates our overall enterprise risk.

We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including for example cybersecurity software providers, managed cybersecurity service providers, and dark web monitoring services.

We use third-party service providers to perform a variety of functions throughout our business, such as contract research organizations, contract manufacturing organizations, and hosting companies. We have a vendor management process to manage cybersecurity risks associated with our use of these providers which includes risk assessments and audits. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, our vendor management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider.

For a description of the risks from cybersecurity threats that may materially affect us and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including “If our, or our vendors’, information technology systems or data is or were compromised, we could experience adverse consequences resulting from such compromise, including, but not limited to regulatory investigations or action; litigation; fines and penalties; interruptions to our operations such as our clinical trials; claims that we breached our data privacy and security laws; harm to our reputation; a loss of customers or sales; and other adverse consequences.”

Governance

Our board of directors addresses our cybersecurity risk management as part of its general oversight function. The board of directors’ Audit Committee is responsible for overseeing our cybersecurity risk management processes, including oversight of mitigation of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented by certain Company management, including our Compliance Officer and Vice President of Engineering and Operations, both of whom have previously served in management roles at other public biotechnology companies.

Company management is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into our overall risk management strategy, and communicating key priorities to relevant personnel. Company management is responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

Our cybersecurity incident response plan is designed to escalate certain cybersecurity incidents to members of our legal team depending on the circumstances. Our information technology team works with our incident response team to help the Company mitigate and remediate cybersecurity incidents of which they are notified. In addition, the Company’s incident response plan includes reporting to the Audit Committee of the board of directors for certain cybersecurity incidents.

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

Item 3. Legal Proceedings.

In January 2024, the Company was named a nominal defendant in a putative stockholder derivative action filed by a stockholder of the Company in the Court of Chancery of the State of Delaware. The complaint asserts claims against certain of the Company’s current and former directors for breach of fiduciary duty and unjust enrichment relating to the Company’s August 2023 Private Placement. The complaint seeks an unspecified award of damages in the Company’s favor, plus pre-judgment and post-judgement interest, and an award to the plaintiff for the costs and disbursement of the action, including fees for his attorneys, experts, and accountants. The Company has not recorded a liability related to this lawsuit because, at this time, the Company is unable to reasonably estimate possible losses or gains or determine whether an unfavorable outcome is either probable or remote.

From time to time, we may be involved in additional legal or regulatory proceedings. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our common stock is listed on The Nasdaq Global Market under the symbol “TSHA.”

Holders of Record

As of March 19, 2024, we had 40 holders of record of our common stock, which excludes stockholders whose shares were held in nominee or street name by brokers. The actual number of common stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Overview

We are a clinical-stage biotechnology company focused on advancing AAV-based gene therapies for the treatment of severe monogenic diseases of the central nervous system, or CNS. Our lead clinical program TSHA-102 is in development for the treatment of Rett syndrome, a rare neurodevelopmental disorder with no approved disease-modifying therapies that address the genetic root cause of the disease. With a singular focus on developing transformative medicines, we aim to address severe unmet medical needs and dramatically improve the lives of patients and their caregivers. Our management team has proven experience in gene therapy development and commercialization. We leverage this experience, our manufacturing process and a clinically and commercially proven AAV9 capsid in an effort to rapidly translate treatments from bench to bedside. In March 2022, we announced strategic pipeline prioritization initiatives focused on giant axonal neuropathy, or GAN, and Rett syndrome, and we have subsequently further paused substantially all other research and development activities to increase operational efficiency. Further, in September 2023, we announced that subsequent to the receipt of Type C meeting feedback from the United States Food and Drug Administration, or FDA, regarding a registrational path for TSHA-120, we were discontinuing the development of our TSHA-120 program in evaluation for the treatment of GAN. We initiated the transfer of the FDA Investigational New Drug, or IND, application and investigational clinical trial material for TSHA-120 in GAN to clinical trial collaborator National Institute of Neurological Disorders and Stroke (NINDS), creating an opportunity for continued clinical evaluation of TSHA-120 in GAN. Additionally, we initiated discussions with the originating advocacy organization regarding TSHA-120 in an effort to transfer rights back to the advocacy organization to move the program forward.

We are evaluating TSHA-102 in the REVEAL Phase 1/2 clinical trial, which is an open-label, dose escalation, randomized, multicenter study that is examining the safety and efficacy of TSHA-102 in adult female patients with Rett syndrome. We dosed the first two adult patients with Rett syndrome in 2023. There have been no treatment-emergent serious adverse events as of the 35-week assessment post-treatment for the first Rett adult patient treated. In addition, there have been no treatment-emergent serious adverse events as of the 19-week assessment post-treatment for the second Rett adult patient treated. The independent data monitoring committee, or IDMC, meeting to review the clinical data from the first two patients took place in November 2023 at which time the IDMC provided clearance to dose the third patient. We submitted a clinical trial application, or CTA, to the United Kingdom’s Medicines and Healthcare Products Regulatory Agency, or MHRA, for pediatric patients with Rett syndrome and submitted an IND application for pediatric patients with Rett syndrome to the FDA for TSHA-102 early in the third quarter of 2023. In August 2023, we received clearance from the FDA on our IND for TSHA-102 in pediatric patients with Rett syndrome and dosed the first Rett syndrome pediatric patient in December 2023. The FDA has granted Fast Track Designation to TSHA-102 for Rett syndrome. We also received CTA clearance from MHRA in early 2024. In February 2024, we received Innovative Licensing and Access Pathway (ILAP) designation for TSHA-102 from U.K. MHRA. The ILAP aims to facilitate patient access to novel treatments by accelerating time to market through opportunities for enhanced engagements with U.K. regulatory and other stakeholders.

We have a limited operating history. Since our inception, our operations have focused on organizing and staffing our company, business planning, raising capital and entering into collaboration agreements for conducting preclinical and clinical development activities for our product candidates. Both of our lead product candidates are still in the clinical stage. We do not have any product candidates approved for sale and have not generated any revenue from product sales. Through December 31, 2023, we have funded our operations primarily through: (i) the sale of equity, raising an aggregate of $589.0 million of gross proceeds from our initial public offering, or the IPO, sales of common stock pursuant to our Sales Agreement (as defined below), our October 2022 follow-on offering and our 2023 private placements; (ii) pre-IPO private placements of our convertible preferred stock; (iii) our Term Loan Agreement and subsequently the Trinity Term Loan Agreement (each as defined below); and (iv) the Astellas Transactions (as defined below).

On August 12, 2021, or the Closing Date, we entered into the Term Loan Agreement. We drew $30.0 million in term loans on the Closing Date and drew an additional $10.0 million term loan on December 29, 2021. On November 13, 2023, we entered into the Trinity Term Loan Agreement. The proceeds of the Trinity Term Loans (as defined below) were used to repay our obligations under the Term Loan Agreement. The Term Loan Agreement was terminated concurrently with entry into the Trinity Term Loan Agreement.

Since our inception, we have incurred significant operating losses. Our net losses were $111.6 million for the year ended December 31, 2023 and $166.0 million for the year ended December 31, 2022. As of December 31, 2023, we had an accumulated deficit of $513.0 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

•
continue to advance the clinical development of our product candidates and, if we determine to do so in the future, reprioritize the advancement of our preclinical and discovery programs;
•
conduct our ongoing clinical trials of TSHA-102 and any other current and future product candidates that we advance;
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

In connection with the UT Southwestern Agreement, we obtained an exclusive, worldwide, royalty-free license under certain patent rights of UT Southwestern and a non-exclusive, worldwide, royalty-free license under certain know-how of UT Southwestern, in each case to make, have made, use, sell, offer for sale and import licensed products for use in certain specified indications. We are required to use commercially reasonable efforts to develop, obtain regulatory approval for, and commercialize at least one licensed product. Additionally, we obtained a right of first refusal to negotiate for an exclusive license under certain additional patent rights and know-how of UT Southwestern.

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

Subject to certain obligations of Abeona, we are obligated to use commercially reasonable efforts to develop at least one product and commercialize at least one product in the United States.

In connection with the license grant, we paid Abeona a one-time upfront license fee of $3.0 million during fiscal year 2020. We are obligated to pay Abeona up to $26.0 million in regulatory-related milestones and up to $30.0 million in sales-related milestones per licensed product and high single-digit royalties on net sales of licensed products. Royalties are payable on a licensed product-by-licensed product and country-by-country basis until the latest of the expiration or revocation or complete rejection of the last licensed patent covering such licensed product in the country where the licensed product is sold, the loss of market exclusivity in such country where the product is sold, or, if no licensed product exists in such country and no market exclusivity exists in such country, ten years from first commercial sale of such licensed product in such country. In addition, concurrent with the Abeona CLN1 Agreement we entered into a purchase and reimbursement agreement with Abeona, pursuant to which we purchased specified inventory from Abeona and reimbursed Abeona for certain research and development costs previously incurred for total consideration of $4.0 million paid in fiscal year 2020. In December 2021 a regulatory milestone was triggered in connection with this agreement and therefore we recorded $3.0 million within research and development expenses in the consolidated statements of operations for the year ended December 31, 2021. The milestone fee was paid in January 2022 and has been classified as an investing outflow in the consolidated statements of cash flows for the year ended December 31, 2022. No additional milestone payments were made or triggered during the year ended December 31, 2023.

The Abeona CLN1 Agreement expires on a country-by-country and licensed product-by-licensed product basis upon the expiration of the royalty term of a licensed product in such country. Either party may terminate the agreement upon an uncured material breach of the agreement or insolvency of the other party. We may terminate the agreement for convenience upon specified prior written notice to Abeona.

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

In March 2022, our CTA filing for TSHA-102 for the treatment of Rett Syndrome was approved by Health Canada and therefore triggered a regulatory milestone payment in connection with the Rett Agreement. We recorded a $1.0 million charge within research and development expenses in the consolidated statements of operations for the year ended December 31, 2022. This milestone fee was paid in July 2022 and has been classified as an investing outflow in the consolidated statements of cash flows for the year ended December 31, 2022. In May 2023, we dosed the first patient with TSHA-102 in the Phase 1/2 REVEAL trial evaluating the safety and preliminary efficacy of TSHA-102 in adult patients with Rett syndrome and therefore triggered a milestone payment in connection with this agreement. We recorded $3.5 million within research and development expenses in the consolidated statements of operations for the year ended December 31, 2023. This milestone fee was paid in August 2023 and has been classified as an investing cash outflow in the consolidated statements of cash flows for the year ended December 31, 2023. No additional milestone payments were made or triggered in connection with this agreement during the year ended December 31, 2023.

The Abeona Rett Agreement expires on a country-by-country and licensed product-by-licensed product basis upon the expiration of the royalty term of a licensed product in such country. Either party may terminate the agreement upon an uncured material breach of the agreement or insolvency of the other party. We may terminate the agreement for convenience upon specified prior written notice to Abeona.

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

Components of Results of Operations

Revenue

Revenue for the year ended December 31, 2023 was derived from the Astellas Transactions. We recognize revenue as research and development activities related to our Rett program are performed. Revenue related to the material rights associated with the Rett Option and the GAN Option must be recognized at a point in time when the options are exercised or the option period expires. In September 2023, Astellas elected not to exercise the GAN Option, therefore we recognized revenue related to the GAN Option during the year ended December 31, 2023.

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

We anticipate that certain of our general and administrative expenses will decrease in the future as a result of the reductions in our headcount in 2022 and 2023 to support our infrastructure and focus on our Rett program. We also anticipate that our general and administrative expenses as a result of payments for accounting, audit, legal, consulting services, as well as costs associated with maintaining compliance with Nasdaq listing rules and SEC requirements, director and officer liability insurance, investor and public relations activities and other expenses associated with operating as a public company may increase in the near future. In addition, we expect to incur legal fees in connection with the shareholder derivative lawsuit against certain of our current and former directors in the Court of Chancery of the State of Delaware. See “Part II, Item 8, Note 13—Commitments and Contingencies” in this Annual Report.

Impairment of Long-lived Assets

Impairment of long-lived assets are the result of an asset group's carrying value exceeding the fair value. In November 2022, we decided not to continue building out our manufacturing facility in North Carolina. We recorded a non-cash, non-recurring impairment charge related to the construction in progress and right-of-use lease assets at the manufacturing facility. In September 2023, we recorded a non-cash, non-recurring impairment charge related to equipment classified as held for sale.

Results of Operations

Results of Operations for the Year Ended December 31, 2023 and 2022

The following table summarizes our results of operations for the years ended December 31, 2023 and 2022 (in thousands):

	For the Year Ended December 31,
	2023	2022
Revenue	$15,451	$2,502
Operating expenses:
Research and development	56,778	91,169
General and administrative	30,047	37,360
Impairment of long-lived assets	1,065	36,420
Total operating expenses	87,890	164,949
Loss from operations	(72,439)	(162,447)
Other income (expense):
Change in fair value of warrant liability	(34,718)	—
Loss on debt extinguishment	(1,398)	—
Change in fair value of term loan	(1,538)	—
Interest income	3,572	249
Interest expense	(4,998)	(3,798)
Other expense	(47)	(18)
Total other expense, net	(39,127)	(3,567)
Net loss	$(111,566)	$(166,014)

Revenue

Revenue was $15.5 million for the year ended December 31, 2023, compared to $2.5 million for the year ended December 31, 2022. Revenue for the years ended December 31, 2023 and 2022 was derived entirely from the Astellas Transactions. The revenue recorded for the year ended December 31, 2023 is the result of Rett syndrome research and development activities performed during the year of $13.2 million and the expiration of the material right associated with the GAN Option of $2.3 million. The revenue recorded for the year ended December 31, 2022 is the result of Rett research and development activities performed from November 2022 through December 2022.

Research and Development Expenses

Research and development expenses were $56.8 million for the year ended December 31, 2023, compared to $91.2 million for the year ended December 31, 2022. The $34.4 million decrease was driven by the effects of the strategic reprioritization efforts taken in March 2022, which resulted in a reduction in compensation expense of $21.7 million due to reduced R&D headcount. The decrease in research and development expenses for the year ended December 31, 2023 was also attributable to a $10.0 million decrease in research and development manufacturing expenses and other raw material purchases and a $14.6 million decrease in third-party research and development consulting fees, mainly related to pre-clinical studies, and IND-enabling toxicology studies. This was partially offset by an increase of $11.9 million in expenses related to ongoing clinical trial efforts in the Rett REVEAL adolescent/adult and pediatric studies.

General and Administrative Expenses

General and administrative expenses were $30.0 million for the year ended December 31, 2023, compared to $37.4 million for the year ended December 31, 2022. The decrease of approximately $7.4 million was primarily attributable to a $10.9 million reduction in compensation expenses as a result of lower headcount and lower corporate insurance and consulting expenses. The decrease was partially offset by $2.6 million of issuance costs allocated to the Pre-Funded Warrants (as defined below) and $0.9 million of issuance costs related to the Trinity Term Loan that were expensed under the fair value option.

Impairment of Long-lived Assets

We recorded a non-cash impairment charge of $1.1 million related to assets held for sale and for the manufacturing facility for the year ended December 31, 2023. In December 2022, we recorded a non-cash, non-recurring impairment charge of $36.4 million related to our manufacturing facility which will be marketed for sale or sub-lease.

Other Income (Expense)

Change in fair value of warrant liability

Change in fair value of warrant liability was a non-cash expense totaling $34.7 million for the year ended December 31, 2023 related to the Pre-Funded Warrants and SSI Warrants (as defined below). The expense is primarily due to the substantial increase in the fair value of the common stock underlying the Pre-Funded Warrants from the date of issuance through the date the warrants were reclassified into equity, which resulted in a non-recurring expense of $34.5 million. As the Pre-Funded Warrants were classified into equity during the year ended December 31, 2023, there will be no additional fair value adjustments related to these warrants. The change in fair value related to the SSI Warrants was $0.2 million for the year ended December 31, 2023.

Loss on debt extinguishment

Loss on debt extinguishment was a non-recurring expense totaling $1.4 million for the year ended December 31, 2023 due to the early payoff of the Term Loan with Silicon Valley Bank in November 2023.

Change in fair value of term loan

We elected the fair value option for the Trinity Term Loan and changes to fair value, other than changes that are directly attributable to instrument-specific credit risk, are recorded as a component of other income (expense). The change in fair value was $1.5 million for the year ended December 31, 2023.

Interest income

Interest income was $3.6 million for the year ended December 31, 2023 compared to $0.2 million for the year ended December 31, 2022. The increase in income is primarily attributable to dividends earned from our money market fund and interest earned on our savings account following the investment of proceeds raised in our August 2023 Private Placement.

Interest expense

Interest expense was $5.0 million for the year ended December 31, 2023, compared to $3.8 million for the year ended December 31, 2022. The increase of $1.2 million was primarily attributable to higher interest expense incurred under the Term Loan Agreement with Silicon Valley Bank due to higher interest rates on the Term Loan during the year ended December 31, 2023 compared to the prior year. No interest expense was recorded on the Trinity Term Loan for the period ended December 31, 2023 due to the election of the fair value option.

Liquidity and Capital Resources

Overview

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses. As of December 31, 2023, we had cash and cash equivalents of $143.9 million. Through December 31, 2023, we have funded our operations with $589.0 million in gross proceeds from equity financings, including from pre-IPO private placements of convertible preferred stock, our IPO, and subsequent sales of common stock in public and private securities offerings, our term loans and the Astellas Transactions.

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

On November 13, 2023, or the Trinity Closing Date, we entered into a Loan and Security Agreement, or the Trinity Term Loan Agreement, by and among us, the lenders party thereto from time to time, or the Trinity Lenders, and Trinity Capital Inc., as administrative agent and collateral agent for the Trinity Lenders, or Trinity. The Trinity Term Loan Agreement provides for, on the

Trinity Closing Date, $40.0 million aggregate principal amount of term loans, or, collectively, the Trinity Term Loans. We drew the Trinity Term Loans in full on the Trinity Closing Date. The interest rate applicable to the Trinity Term Loans is the greater of (a) the WSJ Prime Rate plus 4.50% or (b) 12.75% per annum. The Trinity Term Loans are interest only from the Trinity Closing Date through 36 months from the Trinity Closing Date, which may be extended to 48 months from the Trinity Closing Date upon the satisfaction of certain milestones set forth in the Trinity Term Loan Agreement, after which we are required to pay equal monthly installments of principal through November 13, 2028, or the Maturity Date. The Trinity Term Loans may be prepaid in full (i) from the Trinity Closing Date through November 13, 2024, with payment of a 3.00% prepayment premium, (ii) from November 13, 2024 through November 13, 2025, with payment of a 2% prepayment premium, and (iii) from November 13, 2025 through, but excluding, the Maturity Date, with payment of a 1% prepayment premium. On the Trinity Closing Date, we paid to Trinity a commitment fee of 1.00% of the original principal amount of the Trinity Term Loans. Upon repayment in full of the Trinity Term Loans, we will pay to Trinity an end of term payment equal to 5.00% of the original principal amount of the Trinity Term Loans.

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

On October 5, 2021, we filed a shelf registration statement on Form S-3 with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants and units or any combination thereof up to a total aggregate offering price of $350.0 million. We also simultaneously entered into a Sales Agreement, or the Sales Agreement with SVB Leerink LLC and Wells Fargo Securities, LLC, or the Sales Agents, pursuant to which we may issue and sell, from time to time at our discretion, shares of our common stock having an aggregate offering price of up to $150.0 million through the Sales Agents. In March 2022, we amended the Sales Agreement to, among other things, include Goldman Sachs & Co. LLC as an additional Sales Agent. In April 2022, we sold 2,000,000 shares of common stock pursuant to the Sales Agreement and received net proceeds of $11.6 million. No other shares of common stock have been issued and sold pursuant to the Sales Agreement as of December 31, 2023.

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

Also on October 21, 2022, we entered into the Securities Purchase Agreement with Astellas, pursuant to which we agreed to issue and sell to Astellas in a private placement, or the Private Placement, an aggregate of 7,266,342 shares of our common stock, or the Private Placement Shares, for aggregate proceeds of $30.0 million. The Private Placement closed on October 24, 2022. Pursuant to the Securities Purchase Agreement, in connection with the Private Placement, Astellas has the right to designate one individual to attend all meetings of the Board in a non-voting observer capacity. We also granted Astellas certain registration rights with respect to the Private Placement Shares.

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

On August 14, 2023, we entered into a Securities Purchase Agreement, or the August 2023 Securities Purchase Agreement, with certain institutional and other accredited investors, or the Purchasers, pursuant to which we agreed to sell and issue to the Purchasers in a private placement transaction, or the August 2023 Private Placement, that closed on August 16, 2023: (i) 122,412,376 shares of our common stock and (ii) with respect to certain Purchasers, pre-funded warrants, or the Pre-Funded Warrants, to purchase 44,250,978 shares of common stock in lieu of shares of common stock. The closing of the August 2023 Private Placement, or the Closing, occurred on August 16, 2023. The total gross proceeds to us at the Closing were $150.0 million, and after deducting placement agent commissions and offering expenses payable by us, net proceeds were $140.3 million.

Funding Requirements

To date, we have not generated any revenues from the commercial sale of approved drug products, and we do not expect to generate substantial revenue for at least the next few years. If we fail to complete the development of our product candidates in a timely manner or fail to obtain their regulatory approval, our ability to generate future revenue will be compromised. We do not know when, or if, we will generate any revenue from our product candidates, and we do not expect to generate significant revenue unless and until we obtain regulatory approval of, and commercialize, our product candidates. Our expenses decreased from 2021 to 2022 as a result of our program prioritization efforts and reduced headcount. We have reduced spending in 2023 compared to 2022 levels due to the strategic pipeline prioritization initiatives focused on developing Rett and GAN. In September 2023, we announced that we intended to discontinue development of, and seek external strategic options for, our GAN clinical program. If we obtain approval for any of our product candidates, we expect to incur significant commercialization expenses related to sales, marketing, manufacturing and distribution. We anticipate that we will need substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

As of December 31, 2023, our material cash requirements consisted of $31.8 million in total lease payments under our noncancelable leases for equipment, laboratory space and office space. These leases are described in further detail in Note 5 to our audited consolidated financial statements located in Part IV, Item 15 of this Annual Report on Form 10-K. Our most significant purchase commitments consist of $11.7 million in cancellable purchase obligations to our CROs and other clinical trial vendors.

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
•
the costs incurred in defending ourselves in any legal proceedings that we may be subject to;
•
the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval; and
•
the costs of operating as a public company.

Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes many years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of product candidates that we do not expect to be commercially available in the near term, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the terms of these equity securities may restrict our ability to operate. The Trinity Term Loan Agreement contains negative covenants, including, among other things, restrictions on indebtedness, liens investments, mergers, dispositions, prepayment of other indebtedness and dividends and other distributions. Any future additional debt financing and equity financing, if available, may involve agreements that include covenants limiting and restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, entering into profit-sharing or other arrangements or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us.

Cash Flows

The following table shows a summary of our cash flows for the years ended December 31, 2023 and 2022 (in thousands):

	For the Year Ended December 31,
	2023	2022
Net cash used in operating activities	$(73,018)	$(88,390)
Net cash used in investing activities	(7,352)	(24,930)
Net cash provided by financing activities	136,393	52,097
Net change in cash, cash equivalents and restricted cash	$56,023	$(61,223)

Operating Activities

For the year ended December 31, 2023, our net cash used in operating activities of $73.0 million primarily consisted of a net loss of $111.6 million, primarily attributable to our spending on research and development expenses. The net loss of $111.6 million was partially offset by $56.6 million in adjustments for non-cash items and other adjustments to reconcile net loss to net cash used in operating activities, primarily due to the change in fair value of warrant liability of $34.7 million and stock-based compensation expense. Additional cash used in operating activities of $18.0 million, resulting from changes in operating assets and liabilities was primarily due to a decrease in deferred revenue related to the Astellas Transactions.

For the year ended December 31, 2022, our net cash used in operating activities of $88.4 million primarily consisted of a net loss of $166.0 million, primarily attributable to our spending on research and development expenses. The net loss of $166.0 million was partially offset by $59.1 million in adjustments for non-cash items as a result of the $36.4 million impairment charge related to the North Carolina manufacturing facility and stock-based compensation expense of $18.0 million. The net loss was also partially offset by a source of cash of $18.5 million from the change in our operating assets and liabilities, primarily resulting from an increase in deferred revenue related to the Astellas Transactions.

Investing Activities

During the year ended December 31, 2023, investing activities used $7.4 million of cash primarily attributable to capital expenditures related to the close out of our in-house manufacturing facility project and payment of a milestone license fee.

During the year ended December 31, 2022, investing activities used $24.9 million of cash primarily attributable to up-front license fee payments of $4.3 million and capital expenditures related to our North Carolina manufacturing facility.

Financing Activities

During the year ended December 31, 2023, financing activities provided $136.4 million of cash, which was primarily attributable to the proceeds from the August 2023 Private Placement.

During the year ended December 31, 2022, financing activities provided $52.1 million of cash, which was attributable to the receipt of $39.4 million in net proceeds from the Follow-on Offering and sales of common stock pursuant to the Sales Agreement and $13.9 million in net proceeds from the Astellas Private Placement. Additional financing proceeds were a result of $0.3 million of proceeds from issuance of shares under the Employee Stock Purchase Plan. This was partially offset by $1.4 million of cash paid for costs related to our filing of a shelf registration statement on Form S-3 and other financing activities.

Critical Accounting Policies and Significant Judgments and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our financial statements. In accordance with U.S. GAAP, we evaluate our estimates and judgments on an ongoing basis, including those related to research and development expenses, stock-based compensation, the Astellas Transactions and accounting for the Trinity Term Loans at fair value. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

The RSAs and RSUs are valued based on the fair value of our common stock on the date of grant. We expense stock-based compensation related to stock options, RSAs and RSUs, which contain service-based vesting conditions, over the requisite service period using the straight-line method. For awards with both performance and service conditions, we recognize expense based on the fair value of the performance awards over the estimated service period using the accelerated attribution method to the extent the achievement of the related performance criteria is estimated to be probable. At each reporting date, we evaluate whether any performance conditions related to a performance-based award have changed. The effect of any change in performance conditions is recognized as a cumulative catch-up adjustment in the period such change occurs. Stock-based compensation costs are generally recorded in research and development expense or general and administrative expense in the consolidated statements of operations based upon the respective employee’s roles within our Company. Forfeitures are recorded as they occur.

Astellas Transactions

In October 2022, we entered into the Securities Purchase Agreement with Astellas, pursuant to which we agreed to issue and sell to Astellas an aggregate of 7,266,342 shares of our common stock, for aggregate proceeds of $30.0 million. Upon closing of the Private Placement and transferring 7,266,342 shares to Astellas, we recorded the issuance of shares at fair value. Fair value of the shares transferred to Astellas was calculated in accordance with ASC 820, Fair Value Measurement by analyzing our stock price for a period of time prior to and after the transaction date as traded on the NASDAQ. The NASDAQ trading data is considered an active market and a Level 1 measurement under ASC 820. The fair value was determined to be $13.95 million or $1.92 per share. The $16.1 million difference between the $30.0 million paid by Astellas and the fair market value of shares issued was allocated to the transaction price of the Option Agreement.

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

To determine the standalone selling price, or the SSP, of the Rett and GAN options which we concluded represent material rights, we utilized the probability-weighted expected return, or PWERM, method. The PWERM method contemplates the probability and timing of an option exercise. At contract inception, we used significant judgment to estimate the probability of exercise of each option at 50%. The SSP of the Rett research and development activities was estimated using an expected cost plus margin approach. The standalone selling prices of the material rights and Rett research and development activities were then used to proportionately allocate the $36.1 million transaction price to the three performance obligations.

Revenue allocated to the material rights will be recognized at a point in time when each option period expires or when a decision is made by Astellas to exercise or not exercise each option. Revenue from the Rett research and development activities will be recognized as activities are performed using an input method, according to the costs incurred as related to the total costs expected to be incurred to satisfy the performance obligation. The transfer of control occurs over this time period and is a reliable measure of progress towards satisfying the performance obligation. During the year ended December 31, 2023, we determined that the total estimated costs to be incurred to satisfy the performance obligation associated with the Rett research and development activities had increased from the cost estimate used for the year ended December 31, 2022.

Fair Value Option

On November 13, 2023 we entered into the Trinity Term Loan Agreement with the Trinity Lenders. The Trinity Term Loan Agreement provides for, on the Trinity Closing Date, $40.0 million aggregate principal amount of Trinity Term Loans. We drew the Trinity Term Loans in full on the Trinity Closing Date.

We determined that we are eligible to elect the fair value option under ASC 825, Financial Instruments. The Trinity Term Loans contains various embedded features and the election of the fair value option allows us to bypass analysis of potential embedded derivatives and further analysis of bifurcation of any recognized financial liabilities. Under the fair value option, the financial liability is initially measured at its fair value on the issue date and subsequently remeasured at estimated fair value on a recurring basis at each reporting date. Changes in the fair value of the Trinity Term Loans, which include accrued interest, if any, are recorded as a component of other expense (income) in the consolidated statements of operations and comprehensive loss. We have not elected to present interest expense separately from changes in fair value and therefore will not present interest expense associated with the Trinity Term Loans. Any changes in fair value caused by instrument-specific credit risk are presented separately in other comprehensive income or loss if material. Under the fair value option, debt issuance costs are expensed as incurred.

In connection with the Trinity Term Loans, we entered into a Success Fee Agreement with Trinity which specifies the terms regarding a fee in the amount of 10% of the principal amount of the funded Trinity Term Loans. The Success Fee is payable upon the achievement of certain corporate development value-inflection milestones. The Success Fee survives the termination of the Trinity Term Loans and expires on the earlier of ten years, or payment in full in cash of the Success Fee. We determined that the Success Fee represents a freestanding financial instrument and should be accounted for as a derivative liability under ASC 815 and recorded a liability within other non-current liabilities on the consolidated balance sheet, at fair value on the Trinity Closing Date and will be marked-to-market at the end of each reporting period with gains and losses recognized as a component of other income (expense) in the consolidated statements of operations. The proceeds from the Trinity Term Loans were allocated to the Success Fee and Trinity Term Loans based on their respective fair values on the Trinity Closing Date. The fair values were determined utilizing a probability-weighted income approach, including variables for the timing of a success event and other probability estimates. The fair value of the Trinity Term Loans is determined to be $39.2 million and the fair value of the Success Fee liability is determined to be $0.8 million in the consolidated balance sheet at issuance. We calculated the discounted cash flows of the Success Fee liability, then adjusted for the probability of achievement of certain corporate development value-inflection milestones.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Taysha Gene Therapies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Taysha Gene Therapies, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders' equity, and cash flows, for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

March 19, 2024

We have served as the Company's auditor since 2020.

Taysha Gene Therapies, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$143,940	$87,880
Restricted cash	449	—
Prepaid expenses and other current assets	3,479	8,537
Assets held for sale	2,000	—
Total current assets	149,868	96,417
Restricted cash	2,151	2,637
Property, plant and equipment, net	10,826	14,963
Operating lease right-of-use assets	9,582	10,943
Other non-current assets	304	1,316
Total assets	$172,731	$126,276
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,366	$10,946
Accrued expenses and other current liabilities	12,284	18,287
Deferred revenue	18,106	33,557
Total current liabilities	36,756	62,790
Term loan, net	40,508	37,967
Operating lease liability, net of current portion	18,953	20,440
Other non-current liabilities	1,577	4,130
Total liabilities	97,794	125,327
Commitments and contingencies - Note 13
Stockholders' equity
Preferred stock, $0.00001 par value per share; 10,000,000 shares authorized and no shares issued and outstanding as of December 31, 2023 and December 31, 2022	—	—
Common stock, $0.00001 par value per share; 400,000,000 shares authorized and 186,960,193 issued and outstanding as of December 31, 2023 and 200,000,000 shares authorized and 63,207,507 issued and outstanding as of December 31, 2022	2	1
Additional paid-in capital	587,942	402,389
Accumulated deficit	(513,007)	(401,441)
Total stockholders’ equity	74,937	949
Total liabilities and stockholders' equity	$172,731	$126,276

The accompanying notes are an integral part of these consolidated financial statements.

Taysha Gene Therapies, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	For the Year Ended December 31,
	2023	2022
Revenue	$15,451	$2,502
Operating expenses:
Research and development	56,778	91,169
General and administrative	30,047	37,360
Impairment of long-lived assets	1,065	36,420
Total operating expenses	87,890	164,949
Loss from operations	(72,439)	(162,447)
Other income (expense):
Change in fair value of warrant liability	(34,718)	—
Loss on debt extinguishment	(1,398)	—
Change in fair value of term loan	(1,538)	—
Interest income	3,572	249
Interest expense	(4,998)	(3,798)
Other expense	(47)	(18)
Total other expense, net	(39,127)	(3,567)
Net loss	$(111,566)	$(166,014)
Net loss per common share, basic and diluted	$(0.96)	$(3.78)
Weighted average common shares outstanding, basic and diluted	116,121,482	43,952,015

The accompanying notes are an integral part of these consolidated financial statements.

Taysha Gene Therapies, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

			Additional
	Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Stockholders' Equity
Balance as of December 31, 2021	38,473,945	$—	$331,032	$(235,649)	$95,383
Adjustment to beginning accumulated deficit from the adoption of ASC 842	—	—	—	222	222
Stock-based compensation	—	—	18,275	—	18,275
Issuance of common stock to Astellas, net of offering costs of $187	7,266,342	—	13,764	—	13,764
Issuance of common stock in a public offering, net of underwriting discount and other offering costs of $2,072	14,765,226	—	27,457	—	27,457
Issuance of common stock, net of sales commissions and other offering costs of $392	2,000,000	1	11,608	—	11,609
Issuance of common stock upon vesting and settlement of restricted stock units	628,921	—	—	—	—
Issuance of common stock under ESPP	73,073	—	253	—	253
Net loss	—	—	—	(166,014)	(166,014)
Balance as of December 31, 2022	63,207,507	$1	$402,389	$(401,441)	$949
Stock-based compensation	—	—	7,905	—	7,905
Issuance of common stock in private placement, net of placement agent commission and offering costs of $7,138	123,117,594	1	103,238	—	103,239
Issuance of common stock upon vesting and settlement of restricted stock units, net	566,772	—	—	—	—
Issuance of common stock under ESPP	68,320	—	68	—	68
Reclassification of pre-funded warrants to equity classification	—	—	74,342	—	74,342
Net loss	—	—	—	(111,566)	(111,566)
Balance as of December 31, 2023	186,960,193	$2	$587,942	$(513,007)	$74,937

The accompanying notes are an integral part of these consolidated financial statements.

Taysha Gene Therapies, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31, 2023
	2023	2022
Cash flows from operating activities
Net loss	$(111,566)	$(166,014)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,371	1,172
Research and development license expense	3,500	1,250
Stock-based compensation	7,905	18,043
Change in fair value of warrant liability	34,718	—
Issuance costs for pre-funded warrant liability	2,567	—
Non-cash loss on debt extinguishment	1,366	—
Non-cash change in fair value of term loan	1,278	—
Debt issuance costs expensed under the fair value option	867	—
Impairment of long-lived assets	1,065	36,420
Non-cash lease expense	1,182	1,315
Other	741	906
Changes in operating assets and liabilities:
Prepaid expenses and other assets	6,011	2,088
Accounts payable	(2,295)	(7,804)
Accrued expenses and other liabilities	(6,277)	(9,323)
Deferred revenue	(15,451)	33,557
Net cash used in operating activities	(73,018)	(88,390)
Cash flows from investing activities
Purchase of research and development license	(3,500)	(4,250)
Purchase of property, plant and equipment	(3,869)	(20,619)
Other	17	(61)
Net cash used in investing activities	(7,352)	(24,930)
Cash flows from financing activities
Proceeds from Trinity term loan, net	39,550	—
Debt issuance costs for term loan	(399)	—
Repayment of SVB term loan	(43,000)	—
Proceeds from at-the-market offering, net of sales commissions and other offering costs	—	11,640
Proceeds from public offering of common stock, net of sales commissions and other offering costs	—	27,717
Proceeds from issuance of common stock and pre-funded warrants from private placement, net of placement agent commissions and other offering costs	140,290	—
Proceeds from issuance of common stock to Astellas, net of offering costs	—	13,887
Proceeds from issuance of common stock from private placement, net of sales commissions	500	—
Payment of offering costs	(387)	(358)
Proceeds from common stock issuances under ESPP	68	253
Other	(229)	(1,042)
Net cash provided by financing activities	136,393	52,097
Net increase (decrease) in cash, cash equivalents and restricted cash	56,023	(61,223)
Cash, cash equivalents and restricted cash at the beginning of the period	90,517	151,740
Cash, cash equivalents and restricted cash at the end of the period	$146,540	$90,517
Cash and cash equivalents	143,940	87,880
Restricted cash	2,600	2,637
Cash, cash equivalents and restricted cash at the end of the period	$146,540	$90,517
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,952	$2,775
Supplemental disclosure of noncash investing and financing activities:
Reclassification of warrants to additional paid-in capital	74,342	—
Allocation of proceeds to Success Fee liability	770	—
Recognition of asset retirement obligation	449	—
Property, plant and equipment in accounts payable and accrued expenses	—	4,002
Right-of-use assets obtained in exchange for lease liabilities	—	23,432
Offering costs not yet paid	18	387
Issuance of warrants in connection with private placement	252	—

The accompanying notes are an integral part of these consolidated financial statements.

Taysha Gene Therapies, Inc.

Notes to Consolidated Financial Statements

Note 1—Organization and Description of Business Operations

Taysha Gene Therapies, Inc. (the “Company” or “Taysha”) was originally formed under the laws of the State of Texas on September 20, 2019. Taysha converted to a Delaware corporation on February 13, 2020, which had no impact to the Company’s par value or issued and authorized capital structure.

Taysha is a clinical-stage biotechnology company focused on advancing AAV-based gene therapies for severe monogenic diseases of the central nervous system.

Sales Agreement

On October 5, 2021, the Company entered into a Sales Agreement (the “Sales Agreement”) with SVB Securities LLC (f/k/a SVB Leerink LLC) and Wells Fargo Securities, LLC (collectively, the “Sales Agents”), pursuant to which the Company may issue and sell, from time to time in its sole discretion, shares of its common stock having an aggregate offering price of up to $150.0 million through the Sales Agents. In March 2022, the Company amended the Sales Agreement to, among other things, include Goldman Sachs & Co. LLC as an additional Sales Agent. The Sales Agents may sell common stock by any method permitted by law deemed to be an “at-the-market offering” as defined in Rule 415(a)(4) of the Securities Act, including sales made directly on or through the Nasdaq Global Select Market or any other existing trade market for the common stock, in negotiated transactions at market prices prevailing at the time of sale or at prices related to prevailing market prices, or any other method permitted by law. The Sales Agents are entitled to receive 3.0% of the gross sales price per share of common stock sold under the Sales Agreement. In April 2022, the Company sold 2,000,000 shares of common stock under the Sales Agreement and received $11.6 million in net proceeds. No other shares of common stock have been issued and sold pursuant to the Sales Agreement as of December 31, 2023.

Liquidity and Capital Resources

The Company has incurred operating losses since inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of December 31, 2023, the Company had an accumulated deficit of $513.0 million.

Future capital requirements will depend on many factors, including the timing and extent of spending on research and development and the market acceptance of the Company’s products. The Company will need to obtain additional financing in order to complete clinical studies and launch and commercialize any product candidates for which it receives regulatory approval. There can be no assurance that such financing will be available or will be on terms acceptable to the Company. As of December 31, 2023, the Company had cash and cash equivalents of $143.9 million which the Company believes will be sufficient to fund its planned operations for a period of at least twelve months from the date of issuance of these consolidated financial statements. The Company has based this estimate on assumptions that may prove to be wrong, and its operating plan may change as a result of many factors currently unknown to it. As a result, the Company could deplete its capital resources sooner than it currently expects. The Company expects to finance its future cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances or licensing arrangements. If the Company is unable to obtain funding, the Company would be forced to delay, reduce or eliminate some or all of its research and development programs, preclinical and clinical testing or commercialization efforts, which could adversely affect its business prospects.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The most significant estimates and assumptions in the Company’s financial statements relate to the determination of the fair value of the common stock prior to the IPO (as an input into stock-based compensation), estimating manufacturing accruals and accrued or prepaid research and development expenses, the measurement of impairment of long-lived assets, the valuation of the Trinity Term Loans that are carried at fair value, and the allocation of consideration received in connection with the Astellas Transactions. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

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

As of December 31, 2023 and 2022, the Company did not have any significant long-lived assets located outside of the United States.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. Revenues consist of activities in connection with the Astellas Transactions, including the exclusive option to license intellectual property and the performance of research and development activities. See Note 7 for additional information.

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

For any units of account that fall within the scope of ASC 606, where the other party is a customer, the Company (i) evaluates the separate performance obligation(s) under each contract, (ii) determines the transaction price, (iii) allocates the transaction price to each performance obligation considering the estimated standalone selling prices of the services and (iv) recognizes revenue when, or as, the Company satisfies the performance obligation(s).

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

Amounts received prior to satisfying the revenue recognition criteria listed above are recorded as deferred revenue in the accompanying consolidated balance sheets. Amounts expected to be recognized as revenue within 12 months of the balance sheet date are classified as current deferred revenue, including the amounts allocated to material rights which are subject to customer exercise at any point. Amounts not expected to be recognized as revenue within the following 12 months of the balance sheet date are classified as deferred revenue, net of current portion. The Company does not incur commission or other costs to fulfill customer contracts and as such, no capitalized contract costs are recorded on the consolidated balance sheets.

Cash and Cash Equivalents

Cash and cash equivalents consist of funds held in a standard checking account, a standard savings account and a money market fund. The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. As of December 31, 2023, the Company had $142.4 million in cash equivalents. As of December 31, 2022, the Company had no cash equivalents.

Restricted Cash

Restricted cash consists of cash that the Company has placed in an escrow account which is pledged as collateral under certain lease agreements and letters of credit.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents. Periodically, the Company may maintain deposits in financial institutions in excess of government insured limits. On March 10, 2023, the California Department of Financial Protection and Innovation closed the Silicon Valley Bank, Santa Clara, California (“SVB”), and appointed the FDIC as receiver. On March 12, 2023, the Treasury Department announced that depositors of SVB will have access to all of their money starting March 13, 2023. On March 14, 2023, the Company regained access to the full amount of its cash that was deposited with SVB. Management believes that the Company is not exposed to significant credit risk as the Company’s deposits are held at financial institutions that management continues to believe to be of high credit quality. The Company has not experienced any losses on these deposits.

Fair Value of Financial Instruments

The Company’s financial assets and liabilities are accounted for in accordance with ASC 820, Fair Value Measurements which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy requires an entity to maximize the use of observable inputs when measuring fair value and classifies those inputs into three levels:

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

To the extent the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair values requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized as Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The carrying values reported in the Company’s consolidated balance sheets for cash and cash equivalents, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities are reasonable estimates of their fair values due to the short-term nature of these items.

Fair Value Option

The fair value option provides an election that allows a company to irrevocably elect to record certain financial assets and liabilities at fair value on an instrument-by-instrument basis at initial recognition. The Company has elected to apply the fair value option to the Trinity Term Loans.

The term loans accounted for under the fair value option election are each a debt host financial instrument containing embedded features that would otherwise be required to be bifurcated from the debt-host and recognized as separate derivative liabilities subject to initial and subsequent periodic estimated fair value measurements in accordance with GAAP. Notwithstanding, when the fair value option election is applied to financial liabilities, bifurcation of an embedded derivative is not required, and the financial liability is initially measured at its issue-date estimated fair value and then subsequently remeasured at estimated fair value on a recurring basis as of each reporting period date.

The portion of the change in fair value attributed to a change in the instrument-specific credit risk is recognized as a component of other comprehensive income or loss if material and the remaining amount of the fair value adjustment is recognized as a component of other income (expense) in the consolidated statements of operations.

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

Operating lease liabilities and their corresponding right-of-use assets are initially recorded based on the present value of lease payments over the expected remaining lease term. Certain adjustments to the right-of-use asset may be required for items such as incentives received. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rate to discount lease payments, which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment. To estimate its incremental borrowing rate, a credit rating applicable to the Company is estimated using a synthetic credit rating analysis since the Company does not currently have a rating agency-based credit rating.

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

Assets Held for Sale

Assets and liabilities are classified as held for sale when all of the following criteria for a plan of sale have been met: (1) management, having the authority to approve the action, commits to a plan to sell the assets; (2) the assets are available for immediate sale, in their present condition, subject only to terms that are usual and customary for sales of such assets; (3) an active program to locate a buyer and other actions required to complete the plan to sell the assets have been initiated; (4) the sale of the assets is probable and is expected to be completed within one year; (5) the assets are being actively marketed for a price that is reasonable in relation to their current fair value; and (6) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or the plan will be withdrawn. When all of these criteria have been met, the assets and liabilities are classified as held for sale in the balance sheet. Assets classified as held for sale are reported at the lower of their carrying value or fair value less costs to sell. The Company recorded a partial impairment of $0.6 million during the year ended December 31, 2023 in connection with the classification of certain assets to assets held for sale. Depreciation and amortization of assets ceases upon designation as held for sale.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, which consist of property, plant and equipment as well as right-of-use assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. In November 2022, the Company decided not to continue the build-out of the North Carolina manufacturing facility, resulting in a change in use of this asset group. The Company performed an undiscounted cash flow analysis over the long-lived assets associated with the manufacturing facility and determined that the carrying value of the asset group is not recoverable. Significant assumptions used to determine this non-recurring fair value measurement include the time to sublease the facility, the amount of sublease income expected to be generated over the remaining lease term, and the discount rate used to measure the present value of the net cash flows associated with this asset group. The impairment charge represented the entire amount of the asset group’s carrying amount as of the date of impairment. The Company recorded a non-cash impairment charge of $36.4 million (see Note 4) in connection with the North Carolina manufacturing facility which was allocated on a pro rata basis across the assets within the asset group.

Debt Issuance Costs

Debt issuance costs associated with the Term Loan Agreement (as defined in Note 6) are deferred and presented as a reduction to long-term debt. Debt issuance costs are amortized using the effective interest rate method over the term of the loan. Amortization of deferred debt issuance costs are included in interest expense in the consolidated statements of operations.

Debt issuance costs related to the Trinity Term Loans are expensed as incurred due to the election of the fair value option.

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

The RSAs and RSUs are valued based on the fair value of the Company’s common stock on the date of grant. The Company expenses stock-based compensation related to stock options, RSAs and RSUs which contain only service-based vesting conditions over the requisite service period using the straight-line method. For awards with both performance and service conditions, the Company recognizes expense based on the fair value of the performance awards over the estimated service period using the accelerated attribution method to the extent the achievement of the related performance criteria is estimated to be probable. At each reporting date, the Company evaluates whether any performance conditions related to a performance-based award have changed. The effect of any change in performance conditions is recognized as a cumulative catch-up adjustment in the period such change occurs. Stock-based compensation costs are initially recorded in research and development expense or general and administrative expense in the consolidated statements of operations in a manner consistent with the classification of the respective employee’s payroll costs. A portion of stock-based compensation expense that relates to employees who were directly involved in the buildout of the Company’s cGMP manufacturing facility have been capitalized into the cost basis of that asset to the extent that such costs were incurred to bring the asset to the condition and location for its intended use, prior to the Company's decision to cease continued build-out of this manufacturing facility. Forfeitures are recorded as they occur.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance, or when the conditions for equity classification are met, and are not remeasured. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Liability-classified warrants are recorded at their fair value, and the Company adjusts such warrants to fair value at each reporting period. This liability is subject to remeasurement at each balance sheet date until the warrants are exercised or expire, and any change in fair value is recognized in the Company’s consolidated statements of operations.

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit would more likely than not be realized assuming examination by the taxing authority. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. During the years ended December 31, 2023 and 2022, the Company recorded increases in the amount of gross unrecognized tax benefits of $0.4 million and $3.1 million, respectively. The Company also reduced its uncertain tax positions during 2023 by $7.8 million related to prior year positions largely as a result of the Section 382 ownership shift analysis performed during 2023 (see Note 12). The gross unrecognized tax benefits recorded as of December 31, 2023 were not material. The unrecognized tax benefits, if recognized, would not affect the effective income tax rate due to the valuation allowance that currently offsets deferred tax assets. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months. The Company would recognize any corresponding interest and penalties associated with its income tax positions in income tax expense. There was no income tax interest or penalties incurred for the years ended December 31, 2023 and 2022.

Comprehensive Loss

Comprehensive loss is equal to net loss as presented in the accompanying consolidated statements of operations.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"), as amended, with guidance regarding the accounting for and disclosure of leases. This update requires lessees to recognize the liabilities related to all leases, including operating leases, with a term greater than 12 months on the balance sheets. This update also requires lessees and lessors to disclose key information about their leasing transactions.

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

The adoption of this standard resulted in the recognition of operating lease right-of-use assets and operating lease liabilities of $18.4 million and $19.1 million, respectively, on the Company’s consolidated balance sheet at adoption relating to its operating leases. The lease liabilities were determined based on the present value of the remaining minimum lease payments. Upon adoption of ASC 842, the Company also (i) derecognized the build-to-suit lease asset of $26.3 million previously presented in property, plant and equipment, (ii) derecognized the build-to-suit lease liability of $26.5 million, and (iii) eliminated $0.7 million of deferred rent liabilities and tenant improvement allowances as of January 1, 2022 as these liabilities are reflected in the operating lease right-of-use assets. In adopting ASU 2016-02, the Company recorded a total one-time adjustment of $0.2 million to the opening balance of accumulated deficit as of January 1, 2022 related to the de-recognition of the build-to-suit lease asset and related build-to-suit lease obligation. The adoption did not have a material impact on accumulated deficit or on the consolidated statements of operations and cash flows.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures, to improve segment disclosure requirements under ASC 280, Segment Reporting, through enhancing disclosures about significant segment expenses. The guidance requires entities to provide significant segment expenses that are regularly provided to the chief operating decision maker and other segment expenses included in each reported measure of segment profitability. The ASU also enhances interim segment reporting requirements by aligning interim disclosures with information that must be disclosed annually in accordance with ASC 280. The guidance is effective for annual periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024, applied retrospectively with early adoption permitted. The Company is still evaluating the impact this ASU will have on its consolidated financial statements and related disclosures.

Note 3—Fair Value Measurements

The Company's financial instruments that are measured at fair value on a recurring basis consist of money market funds, the Trinity Term Loans, a success fee derivative liability and certain of the Company's warrant liabilities.

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values (in thousands):

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents – money market funds	$142,425	$142,425	$—	$—
Total assets	$142,425	$142,425	$—	$—
Liabilities:
Trinity Term Loans	$40,508	$—	$—	$40,508
Success Fee Derivative liability	800	—	—	800
SSI Warrant liability	454	—	—	454
Total liabilities	$41,762	$—	$—	$41,762

The Company classifies its money market funds, which are valued based on quoted market prices in an active market with no valuation adjustment, as Level 1 assets within the fair value hierarchy.

The Company's Trinity Term Loans and Success Fee liability are classified as Level 3 measurements under the fair value hierarchy as the fair values were determined based on significant inputs not observable in the market. The fair values were determined utilizing a probability-weighted income approach, including variables for the timing of a success event and other probability estimates. See Note 6 for additional information on the Trinity Term Loans and Success Fee.

The Company uses the Black-Scholes-Merton option pricing model to determine the fair value of the SSI Warrants (as defined below). The Company classified its Pre-Funded Warrants (as defined below), which were valued using quoted prices of similar financial instruments in the market, as Level 2 liabilities at their issue date and through their reclassification date. During the year ended December 31, 2023, the Pre-Funded Warrants were reclassified to equity. See Note 10 for additional information on the SSI Warrants and the Pre-Funded Warrants.

Note 4—Supplemental Financial Information

Property, plant and equipment, net consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Leasehold improvements	$2,117	$2,091
Laboratory equipment	2,868	2,868
Computer equipment	1,133	1,115
Furniture and fixtures	864	898
Construction in progress	6,823	9,633
	13,805	16,605
Accumulated depreciation	(2,979)	(1,642)
Property, plant and equipment, net	$10,826	$14,963

In November 2022, the Company recognized a non-cash impairment charge of $36.4 million for the manufacturing facility asset group, of which $26.3 million relates to construction in progress and finance lease right-of-use assets. The impairment charge was estimated using a discounted cash flow model and recorded in the consolidated statements of operations for the year ended December 31, 2022. Property, plant and equipment, net includes $1.0 million and $1.3 million of assets capitalized as finance leases as of December 31, 2023 and December 31, 2022, respectively.

Depreciation expense was $1.4 million and $1.2 million for the years ended December 31, 2023 and 2022, respectively.

During the year ended December 31, 2023, the Company committed to a plan to sell specific pieces of equipment originally intended for use in the Company’s manufacturing facility in Durham, NC. The Company determined that this equipment met the requirements to be classified as held for sale. The sale is expected to be completed within one year. During the year ended December 31, 2023, the Company recorded an impairment loss of $0.6 million which was the difference between the carrying value and its estimated fair value less cost to sell.

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Accrued research and development	$3,467	$8,190
Accrued compensation	3,423	2,519
Accrued clinical trial	1,851	1,473
Lease liabilities, current portion	1,646	1,521
Warrant liability	454	—
Accrued severance	390	1,463
Accrued professional and consulting fees	330	390
Accrued property, plant and equipment	—	2,081
Other	723	650
Total accrued expenses and other current liabilities	$12,284	$18,287

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Prepaid research and development	$1,412	$4,840
Prepaid clinical trial	802	2,119
Deferred offering costs	681	724
Prepaid insurance	292	388
Other	292	466
Total prepaid expenses and other current assets	$3,479	$8,537

Note 5— Leases

The Company leases certain office, laboratory, and manufacturing space.

Dallas Lease

On January 11, 2021, the Company entered into a lease agreement (the “Dallas Lease”) with Pegasus Park, LLC, a Delaware limited liability company (the “Dallas Landlord”), pursuant to which the Company agreed to lease approximately 15,000 square feet of office space at 3000 Pegasus Park Drive, Dallas, Texas 75247 (the “Office Space”).

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

Dallas Lease Expansion

On December 14, 2021, the Company amended the Dallas Lease (the “Dallas Lease Amendment”) with the Dallas Landlord, pursuant to which the Company agreed to lease approximately 18,000 square feet of office space adjacent to the Office Space at 3000 Pegasus Park Drive, Dallas, Texas 75247 (the “Expansion Premises”).

The Dallas Lease Amendment commenced on July 1, 2022, and has a term of ten years.

The Company is obligated to pay operating costs and utilities applicable to the Expansion Premises. Total future minimum lease payments under the Dallas Lease Amendment over the initial 10 year term are $6.0 million. The Company will be responsible for costs of constructing interior improvements within the Expansion Premises that exceed a $40.00 per rentable square foot construction allowance provided by the Dallas Landlord.

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

The Company was not required to provide a security deposit in connection with its entry into the Durham Lease. The Company will be responsible for constructing interior improvements within the Facility. The Company was required to place $2.6 million in an escrow account which was to be released when the improvements were substantially complete. In December 2023, the Company entered into an agreement with the landlord whereby the Company agreed to remove specified leasehold improvements which will be funded by the escrowed funds. The escrow funds are recorded as restricted cash on the consolidated balance sheets as of December 31, 2023 with $0.5 million recorded in current assets and $2.1 million in noncurrent assets. The Durham Landlord has the right to terminate the Durham Lease upon specified events of default, including the Company’s failure to pay rent in a timely manner and upon the occurrence of certain events of insolvency with respect to the Company.

Summary of all lease costs recognized under ASC 842

The following table summarizes the lease costs recognized under ASC 842 and other information pertaining to the Company's operating leases for the year ended December 31, 2023 and 2022 (in thousands):

	For the Year Ended December 31,
	2023	2022
Operating lease cost	$2,770	$2,873
Variable lease cost	960	452
Total lease cost	$3,730	$3,325

Supplemental information related to the remaining lease term and discount rate are as follows:

	December 31, 2023	December 31, 2022
Weighted average remaining lease term (in years) – Finance leases	2.88	3.88
Weighted average remaining lease term (in years) – Operating leases	10.75	11.45

Weighted average discount rate – Finance leases	10.52%	10.51%
Weighted average discount rate – Operating leases	7.80%	7.72%

Supplemental cash flow information related to the Company's operating leases are as follows (in thousands):

	For the Year Ended December 31,
	2023	2022
Operating cash flows for operating leases	$2,824	$2,486

As of December 31, 2023, future minimum commitments under ASC 842 under the Company's operating and finance leases were as follows (in thousands):

Year Ending December 31,	Operating	Finance
2024	$2,810	$454
2025	2,910	454
2026	2,485	325
2027	2,577	73
2028	2,673	—
Thereafter	17,045	—
Total lease payments	30,500	1,306
Less: imputed interest	(10,255)	(174)
Total lease liabilities	$20,245	$1,132
Lease liabilities, current	1,292	354
Lease liabilities, non-current	18,953	778
Total lease liabilities	$20,245	$1,132

Note 6 – Term Loans

Loan with Trinity Capital

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

The interest rate applicable to the Trinity Term Loans is the greater of (a) the WSJ Prime Rate plus 4.50% or (b) 12.75% per annum. The Trinity Term Loans are interest only from the Trinity Closing Date through 36 months from the Trinity Closing Date, which may be extended to 48 months from the Trinity Closing Date upon the satisfaction of certain milestones set forth in the Trinity Term Loan Agreement, after which the Company is required to pay equal monthly installments of principal through November 13, 2028 (the “Maturity Date”). As of December 31, 2023, $40.0 million was outstanding on the Term Loan, recorded as Term Loan, net on the consolidated balance sheet.

Future principal debt payments on the Term Loan Agreement as of December 31, 2023 are as follows (in thousands):

Year Ending December 31,
2024	$—
2025	—
2026	—
2027	18,709
2028	21,291
Total principal payments	$40,000

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

The obligations under the Trinity Term Loan Agreement are secured by a perfected security interest in all of the Company’s assets except for certain customarily excluded property pursuant to the terms of the Trinity Term Loan Agreement. There are no financial covenants and no warrants associated with the Trinity Term Loan Agreement. The Trinity Term Loan Agreement contains various covenants that limit the Company’s ability to engage in specified types of transactions without the consent of Trinity and the Trinity Lenders which include, among others, incurring or assuming certain debt; merging, consolidating or acquiring all or substantially all of the capital stock or property of another entity; changing the nature of the Company’s business; changing the Company’s organizational structure or type; licensing, transferring or disposing of certain assets; granting certain types of liens on the Company’s assets; making certain investments; and paying cash dividends. As of December 31, 2023, the Company is in compliance with all covenants of the Trinity Term Loans.

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

The Company assessed the terms and features of the Trinity Term Loans and determined that the Company is eligible to elect the fair value option under ASC 825, Financial Instruments. The Trinity Term Loans contains various embedded features and the election of the fair value option allows the Company to bypass analysis of potential embedded derivatives and further analysis of bifurcation of any recognized financial liabilities. Under the fair value option, the financial liability is initially measured at its fair value on the issue date and subsequently remeasured at estimated fair value on a recurring basis at each reporting date. Changes in the fair value of the Trinity Term Loans, which include accrued interest, if any, are recorded as a component of other expense (income) in the consolidated statements of operations. The Company has not elected to present interest expense separately from changes in fair value and therefore will not present interest expense associated with the Trinity Term Loans. Any changes in fair value caused by instrument-specific credit risk are presented separately in other comprehensive income or loss if material. Under the fair value option, debt issuance costs are expensed as incurred. The Company incurred $0.9 million of debt issuance costs, which were recorded within general and administrative expense in the consolidated statements of operations for the year ended December 31, 2023.

In connection with the Trinity Term Loans, the Company entered into a Success Fee Agreement with Trinity which specifies the terms regarding a fee in the amount of 10% of the principal amount of the funded Trinity Term Loans (the "Success Fee"). The Success Fee is payable upon the achievement of certain corporate development value-inflection milestones. The Success Fee survives the termination of the Trinity Term Loans and expires on the earlier of ten years, or payment in full in cash of the Success Fee. The Company determined that the Success Fee represents a freestanding financial instrument and should be accounted for as a derivative liability under ASC 815 and recorded a liability within other non-current liabilities on the consolidated balance sheet, at fair value on the Trinity Closing Date and will be marked-to-market at the end of each reporting period with gains and losses recognized as a component of other income (expense) in the consolidated statements of operations.

The proceeds from the Trinity Term Loans were allocated to the Success Fee and Trinity Term Loans based on their respective fair values on the Trinity Closing Date. The fair values were determined utilizing a probability-weighted income approach, including variables for the timing of a success event and other probability estimates.

The Company determined the fair value of the Trinity Term Loans and the Success Fee using a probability-weighted income approach and recorded the loan at fair value of $39.2 million and the Success Fee liability at fair value of $0.8 million in the consolidated balance sheet at issuance.

The Company calculated the discounted cash flows of the Trinity Term Loans using a discount rate of 15.68% and adjusted for the probability of various repayment scenarios. The Company calculated the discounted cash flows of the Success Fee liability, using a discount rate of 15.68% then adjusted for the probability of achievement of certain corporate development value-inflection milestones.

The following table reconciles the change in fair value of the Trinity Term Loans during the year ended December 31, 2023 (in thousands):

Trinity Term Loans
Beginning fair value balance on November 13, 2023	$39,230
Principal payments	—
Change in fair value reported in statements of operations	1,278
Ending fair value balance as of December 31, 2023	$40,508

The following table reconciles the change in fair value of the Success Fee liability during the year ended December 31, 2023 (in thousands):

Success Fee
Beginning fair value balance on November 13, 2023	$770
Change in fair value of Success Fee	30
Ending fair value balance as of December 31, 2023	$800

Loan with Silicon Valley Bank

On August 12, 2021 (the “Closing Date”), the Company entered into a Loan and Security Agreement (the “Term Loan Agreement”), by and among the Company, the lenders party thereto from time to time (the “Lenders”) and Silicon Valley Bank, as administrative agent and collateral agent for the Lenders (“Agent”). The Term Loan Agreement provided for (i) on the Closing Date, $40.0 million aggregate principal amount of term loans available through December 31, 2021, (ii) from January 1, 2022 until September 30, 2022, an additional $20.0 million term loan facility available at the Company’s option upon having three distinct and active clinical stage programs, determined at the discretion of the Agent, at the time of draw, (iii) from October 1, 2022 until March 31, 2023, an additional $20.0 million term loan facility available at the Company’s option upon having three distinct and active clinical stage programs, determined at the discretion of the Agent, at the time of draw and (iv) from April 1, 2023 until December 31, 2023, an additional $20.0 million term loan facility available upon approval by the Agent and the Lenders (collectively, the “Term Loans”). The Company drew $30.0 million in term loans on the Closing Date and $10.0 million in term loans in December 2021. The Company did not draw on the two additional $20.0 million tranches prior to expiration on September 30, 2022 and March 31, 2023. The Term Loan Agreement with Silicon Valley Bank was terminated concurrently with entry into the Trinity Term Loan Agreement in November 2023.

The interest rate applicable to the Term Loans was the greater of (a) the WSJ (“Wall Street Journal”) Prime Rate plus 3.75% or (b) 7.00% per annum. The Term Loans were interest only from the Closing Date through August 31, 2024, after which the Company was required to pay equal monthly installments of principal through August 1, 2026, the maturity date.

The Term Loans could have been prepaid in full through August 12, 2023, with payment of a 1.00% prepayment premium, after which they could be prepaid in full with no prepayment premium. An additional final payment of 7.5% of the amount of Terms Loans advanced by the Lenders (“Exit Fee”) was due upon prepayment or repayment of the Term Loans in full. The Exit Fee of $3.0 million was recorded as debt discount. The debt discount was being accreted using the effective interest method over the term of the Term Loans within interest expense in the consolidated statements of operations.

The obligations under the Term Loan Agreement were secured by a perfected security interest in all of the Company’s assets except for intellectual property and certain other customarily excluded property pursuant to the terms of the Term Loan Agreement.

Upon termination of the Term Loan Agreement with Silicon Valley Bank, the Company made a prepayment of $43.2 million to satisfy the Company's principal and interest obligations and related fees under the Term Loan Agreement. The payoff amount paid by the Company in connection with the Term Loans included payment of the Exit Fee of $3.0 million and accrued interest of $0.2 million. In connection with the repayment of the Term Loans, the remaining balance of debt discount of $1.4 million was recognized as a component of other income (expense) in the consolidated statements of operations for the year ended December 31, 2023.

During the years ended December 31, 2023 and 2022, the Company recognized interest expense related to the Term Loans of $4.9 million and $3.7 million, respectively.

Note 7—Astellas Agreements

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

The following table summarizes the allocation of the transaction price to the three performance obligations at contract inception (amounts in thousands):

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

During the year ended December 31, 2023, the Company determined that the total estimated costs to be incurred to satisfy the performance obligation associated with Rett research and development activities had increased from the cost estimate used for the year ended December 31, 2022.

The Company recognized revenue of $13.2 million and $2.5 million from Rett research and development activities for the year ended December 31, 2023 and 2022, respectively. In September 2023, Astellas provided written notice of its decision not to exercise the GAN Option. The Company recognized revenue of $2.3 million from the GAN Option during the year ended December 31, 2023.

As of December 31, 2023, the Company recorded deferred revenue of $18.1 million within current liabilities in the accompanying consolidated balance sheet. The Company will recognize revenues for these performance obligations as they are satisfied.

Note 8—Research, Collaboration, Grant and License Agreements

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

On April 2, 2020, the Company amended the UT Southwestern Agreement to include the addition of another licensed product and certain indications, and a right of first refusal to the Company over certain patient dosing patents. No additional consideration was transferred in connection with this amendment. In March 2022, the Company and UT Southwestern mutually agreed to revise the payment schedules and current performance expectations of the current sponsored research agreements under the UT Southwestern Agreement and defer payments by fifteen months. In December 2023, the Company and UT Southwestern mutually agreed to terminate specific sponsored research agreements. There are no outstanding payments due for these terminated programs as of December 31, 2023.

The UT Southwestern Agreement expires on a country-by-country and licensed product-by-licensed product basis upon the expiration of the last valid claim of a licensed patent in such country for such licensed product. After the initial research term, the Company may terminate the agreement, on an indication-by-indication and licensed product-by-licensed product basis, at any time upon specified written notice to UT Southwestern. Either party may terminate the agreement upon an uncured material breach of the agreement or insolvency of the other party. In December 2023, the Company transferred rights to specific indications back to UT Southwestern.

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

No additional milestone payments were made in connection with the Queen’s Agreement during the years ended December 31, 2023 and 2022. In January 2024, the Company transferred rights back to Queen’s for the Licensed Patents.

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

In December 2021, a regulatory milestone was triggered in connection with this agreement and therefore the Company recorded $3.0 million within research and development expenses in the consolidated statements of operations for the year ended December 31, 2021. The milestone fee was paid in January 2022 and classified as an investing cash outflow in the consolidated statements of cash flows for the year ended December 31, 2022. No additional milestone payments were triggered in connection with this agreement during the years ended December 31, 2023 and 2022.

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

In March 2022, the Company’s CTA filing for TSHA-102 for the treatment of Rett Syndrome was approved by Health Canada and therefore triggered a regulatory milestone payment in connection with this agreement. The Company recorded $1.0 million within research and development expenses in the consolidated statements of operations for the year ended December 31, 2022. The $1.0 million regulatory milestone fee was paid in July 2022 and classified as an investing cash outflow in the consolidated statements of cash flows for the year ended December 31, 2022. In May 2023, the Company dosed the first patient with TSHA-102 in the Phase 1/2 REVEAL trial evaluating the safety and preliminary efficacy of TSHA-102 in adult patients with Rett syndrome and therefore triggered a milestone payment in connection with the Abeona Rett Agreement. The Company recorded $3.5 million within research and development expenses in the consolidated statements of operations for the year ended December 31, 2023. This milestone fee was paid in August 2023 and classified as an investing cash outflow in the consolidated statements of cash flows for the year ended December 31, 2023. No additional milestone payments were made or triggered in connection with the Abeona Rett Agreement during the years ended December 31, 2023 and 2022.

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

In exchange for the license rights, the Company recorded an aggregate of $5.5 million within research and development expenses in the consolidated statements of operations for the year ended December 31, 2021, since the acquired license does not have an alternative future use. No additional milestone payments were made or triggered in connection with this agreement during the years ended December 31, 2023 and 2022.

License Agreement for CLN7

In March 2022, the Company entered into a license agreement with UT Southwestern (the “CLN7 Agreement”) pursuant to which the Company obtained an exclusive worldwide, royalty-bearing license with right to grant sublicenses to develop, manufacture, use, and commercialize licensed products for gene therapy for CLN7, a form of Batten Disease. In connection with the CLN7 Agreement, the Company paid a one-time upfront license fee of $0.3 million. The Company recorded the upfront license fee in research and development expense in the consolidated statements of operations since the acquired license does not have an alternative future use. The upfront license fee was classified as an investing cash outflow in the consolidated statements of cash flows for the year ended December 31, 2022. The Company is obligated to pay UT Southwestern up to $7.7 million in regulatory-related milestones and up to $7.5 million in sales-related milestones, as well as a low, single-digit royalty on net sales upon commercialization of the product. No additional milestone payments were made in connection with this agreement during the years ended December 31, 2023 and 2022.

Note 9—Stock-Based Compensation

On July 1, 2020, the Company’s board of directors approved the 2020 Equity Incentive Plan (“Previous Plan”) which permits the granting of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and other stock-based awards to employees, directors, officers and consultants. As of September 16, 2020, the approval date of the New Plan (as defined below), no additional awards will be granted under the Previous Plan. The terms of the Previous Plan will continue to govern the terms of outstanding equity awards that were granted prior to approval of the New Plan.

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

Furthermore, on September 16, 2020, the Company’s stockholders approved the Employee Stock Purchase Plan (“ESPP”), which became effective upon the execution of the underwriting agreement in connection with the IPO. The maximum number of shares of common stock that may be issued under the ESPP will not exceed 362,000 shares of common stock, plus the number of shares of common stock that are automatically added on January 1st of each year for a period of up to ten years, commencing on the first January 1 following the IPO and ending on (and including) January 1, 2030, in an amount equal to the lesser of (i) one percent (1.0%) of the total number of shares of capital stock outstanding on December 31st of the preceding calendar year, and (ii) 724,000 shares of common stock. No shares were added to the ESPP in 2021. On January 1, 2022 and 2023, the Company’s board of directors increased the number of shares of common stock reserved for issuance under the ESPP by 384,739 and 632,075 respectively. The Company has issued an aggregate of 141,393 shares of common stock under the ESPP as of December 31, 2023.

On December 15, 2023, the Company's board of directors adopted the Taysha Gene Therapies, Inc. 2023 Inducement Plan (the “Inducement Plan”). The Inducement Plan was adopted without stockholder approval pursuant to Nasdaq Listing Rule 5635(c)(4). The Board reserved 4,000,000 shares of the Company’s common stock for issuance under the Inducement Plan.

The only persons eligible to receive grants of Inducement Awards (as defined below) under the Inducement Plan are individuals who satisfy the standards for inducement grants under Nasdaq Listing Rule 5635(c)(4). The Inducement Plan will be administered by the Board and the Company’s Compensation Committee. Inducement Awards may only be granted by: (i) the Compensation Committee, provided such committee is comprised solely of “independent directors” (as defined by Nasdaq Listing Rule 5605(a)(2)) or (ii) a majority of the Company’s “independent directors.” An “Inducement Award” means any right to receive the Company’s common stock, cash or other property granted under the Inducement Plan (including nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards, performance cash awards or other stock-based awards). No grants have been issued under the Inducement Plan as of December 31, 2023.

The number of shares available for grant under the Company’s incentive plans were as follows:

	Previous	New	Inducement
	Plan	Plan	Plan	Total
Available for grant - January 1, 2022	—	1,652,101	—	1,652,101
Plan adjustments and amendments	—	1,923,697	—	1,923,697
Grants	—	(4,775,676)	—	(4,775,676)
Forfeitures	—	2,267,560	—	2,267,560
Available for grant - December 31, 2022	—	1,067,682	—	1,067,682
Plan adjustments and amendments	(667,828)	3,828,203	4,000,000	7,160,375
Grants	—	(5,447,757)	—	(5,447,757)
Forfeitures	667,828	3,714,597	—	4,382,425
Available for grant - December 31, 2023	—	3,162,725	4,000,000	7,162,725

Stock Options

During the year ended December 31, 2023, 2,726,871 shares of common stock under the New Plan were awarded with a weighted-average grant date fair value per share of $0.71. The stock options vest over one to four years and have a ten-year contractual term.

The following weighted-average assumptions were used to estimate the fair value of time-based vesting stock options that were granted during the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Risk-free interest rate	3.68%	2.95%
Expected dividend yield	—	—
Expected term (in years)	5.5	6.1
Expected volatility	82%	78%

The following table summarizes time-based vesting stock option activity, during the years ended December 31, 2023 and 2022:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Stock	Exercise	Contractual	Value
	Options	Price	Life (in years)	(in thousands)
Outstanding at January 1, 2022	3,649,962	$24.13	9.2	$—
Options granted	4,775,676	4.48
Options cancelled or forfeited	(2,048,192)	15.25
Options expired	(219,368)	24.36
Outstanding at December 31, 2022	6,158,078	$11.84	8.9	$62
Options granted	2,726,871	0.99
Options cancelled or forfeited	(2,050,562)	10.70
Options expired	(873,465)	22.21
Outstanding at December 31, 2023	5,960,922	$5.75	8.7	$1,960
Options exercisable at December 31, 2023	1,580,373	$13.51	7.6	$8

The aggregate intrinsic value in the above table is calculated as the difference between the fair value of the Company’s common stock at the respective reporting date and the exercise price of the stock options. As of December 31, 2023, the total unrecognized compensation related to unvested time-based vesting stock option awards granted was $8.4 million, which the Company expects to recognize over a weighted-average period of approximately 1.9 years. No stock options were exercised during the years ended December 31, 2023 and 2022.

Performance Stock Options

In February 2023, the Company issued options to purchase 70,235 shares of common stock to employees under the New Plan that contain performance-based vesting conditions, subject to continued employment through each anniversary and achievement of the performance conditions. The grant date fair value of these awards was not material. As of December 31, 2023, 58,346 of the shares subject to the performance-based options were outstanding, all of which vested during the period. No stock options were exercised during the period.

In May 2023, the Company issued options to purchase 2,166,653 shares of common stock to employees under the New Plan that contain both service and performance-based vesting conditions (the "Original Options"), with a weighted average grant date fair value per share of $0.50. These Original Options were expected to vest over a 3.6 year term if a combination of clinical, regulatory and financing performance conditions were achieved. No compensation expense was recognized in 2023 related to the Original Options as achievement of the performance conditions was not considered probable. The following weighted-average assumptions were used to estimate the fair value of the options granted in February 2023 and the Original Options that were granted in May 2023:

Risk-free interest rate	4.02%
Expected dividend yield	—
Expected term (in years)	6.0
Expected volatility	81%

In December 2023, the Company modified all of the Original Options to amend the clinical and regulatory performance conditions and decreased the number of options granted to 1,516,655 (the “Modified Options”). The Company accounted for the changes in award terms as a modification in accordance with ASC 718, Compensation - Stock Compensation. Total compensation cost is equal to the modification date fair value. The Modified Options have a grant date fair value per share of $1.28. The following assumptions were used to estimate the fair value of the Modified Options:

Risk-free interest rate	3.90%
Expected dividend yield	—
Expected term (in years)	5.8
Expected volatility	88%

The Modified Options will vest over 3.0 years. The Company recognized stock-based compensation expense of $0.1 million in 2023 related to the Modified Options. As of December 31, 2023, the total unrecognized compensation expense related to the Modified Options was $1.9 million, which the Company expects to recognize over a weighted average period of approximately 2.0 years using the accelerated attribution method. As of December 31, 2023, 1,516,655 of the Modified Options were outstanding. No stock options vested or were exercised during the period.

Market-based Stock Options

In February 2023, the Company issued options to purchase 70,233 shares of common stock to employees under the New Plan that contain a market-based vesting condition, subject to continued employment through each anniversary and achievement of the market condition. The grant date fair value of the stock options that contain market-based vesting conditions was not material. As of December 31, 2023, the market condition was not met and all 70,233 shares were forfeited.

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

The Company’s RSU activity for the years ended December 31, 2023 and 2022 was as follows:

		Weighted
		Average
		Grant Date
	Number	Fair Value
	of Shares	per Share
Nonvested at January 1, 2022	1,886,765	$6.52
Restricted units granted	—	—
Vested	(628,921)	6.52
Cancelled or forfeited	—	—
Nonvested at December 31, 2022	1,257,844	$6.52
Restricted units granted	332,532	1.06
Vested	(556,989)	4.78
Cancelled or forfeited	(658,343)	5.18
Nonvested at December 31, 2023	375,044	$6.63

As of December 31, 2023, the total unrecognized compensation related to unvested RSUs granted was $1.4 million which is expected to be amortized on a straight-line basis over a weighted-average period of approximately 0.7 years.

Performance and Market-based Restricted Stock Units

In February 2023, the Company issued 81,233 RSUs to employees under the New Plan that contain a combination of performance and market-based vesting conditions, subject to continued employment through each anniversary and achievement of market and performance conditions. The grant date fair value of the RSUs that contain performance and market-based vesting conditions was not material. As of December 31, 2023, 46,562 of the RSUs were forfeited and 34,671 RSUs vested and were settled during the period.

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

The Company’s RSA activity for the years ended December 31, 2023 and 2022 was as follows:

		Weighted
		Average
		Grant Date
	Number	Fair Value
	of Shares	per Share
Nonvested at January 1, 2022	341,975	$5.28
Restricted stock granted	—	—
Vested	(256,481)	5.28
Nonvested at December 31, 2022	85,494	$5.28
Restricted stock granted	—	—
Vested	(64,120)	5.28
Cancelled or forfeited	(21,374)	5.28
Nonvested at December 31, 2023	—	$—

Employee Stock Purchase Plan

In February 2022, the Company’s board of directors authorized the first offering under the ESPP. Under the ESPP, eligible employees may purchase shares of Taysha common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods. An employee’s payroll deductions under the ESPP are limited to 15% of the employee’s compensation and employees may not purchase more than 1,800 of shares of Taysha common stock during any offering period. During the years ended December 31, 2023 and 2022, stock-based compensation expense related to the ESPP was not material.

Stock-based Compensation Expense

The following table summarizes the total stock-based compensation expense for the stock options, ESPP, RSAs and RSUs recorded in the consolidated statements of operations for the years ended December 31, 2023 and 2022 (in thousands):

	For the Year Ended December 31,
	2023	2022
Research and development expense	$2,225	$7,608
General and administrative expense	5,680	10,435
Total	$7,905	$18,043

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

The Pre-Funded Warrants have a per share exercise price of $0.001, subject to proportional adjustments in the event of stock splits or combinations or similar events. The Pre-Funded Warrants will not expire until exercised in full. The Pre-Funded Warrants may not be exercised if the aggregate number of shares of common stock beneficially owned by the holder thereof immediately following such exercise would exceed a specified beneficial ownership limitation; provided, however, that a holder may increase or decrease the beneficial ownership limitation by giving 61 days’ notice to the Company, but not to any percentage in excess of 19.99%. The exercise of the Pre-Funded Warrants was also contingent upon receipt of stockholder approval of an increase in the authorized shares of the Company’s common stock (the “Stockholder Approval”), which the Company obtained at a special meeting of stockholders held on November 15, 2023.

The closing of the August 2023 Private Placement occurred on August 16, 2023 (the “Closing”). The total gross proceeds to the Company at the Closing were $150.0 million, and after deducting placement agent commissions and offering expenses payable by the Company, net proceeds were $140.3 million. The Company used the with-and-without method to allocate the total gross proceeds by first allocating the portion of the proceeds equal to the fair value of the Pre-Funded Warrants on the Closing date with the remaining proceeds allocated to the PIPE Shares on a residual basis.

The Company concluded that at the closing of the Private Placement in August 2023, the Pre-Funded Warrants did not meet the criteria for equity classification under the guidance of ASC 815 as the Company did not have sufficient authorized and unissued shares to satisfy the warrants if exercised. The Company recorded the Pre-Funded Warrants as liabilities at their fair value. This liability is subject to remeasurement at each balance sheet date and any change in fair value is recognized in the Company’s consolidated statements of operations. The Company incurred $9.7 million of placement agent commissions and other issuance costs in connection with the August 2023 Private Placement. The placement agent commissions and other issuance costs were allocated between the PIPE Shares and the Pre-Funded Warrants on a systematic basis. The Company allocated $7.1 million to the PIPE Shares which was recorded as a deduction to additional paid-in capital. The remaining $2.6 million allocated to the Pre-Funded Warrants were recorded within general and administrative expense in the consolidated statements of operations for the year ended December 31, 2023. The issuance costs allocated to the Pre-Funded Warrants have been added back to net loss when deriving cash flows used in operations, and have been classified as a financing cash outflow in the consolidated statements of cash flows for the year ended December 31, 2023.

The Company measured the fair value of the PIPE Shares and Pre-Funded Warrants based on the $0.90 per share Purchase Price. The Company used the relative fair value method to allocate the net proceeds received from the sales of the PIPE Shares and the Pre-Funded Warrants on the consolidated balance sheet as follows (in thousands):

Purchase Price Allocation
PIPE Shares	$110,127
Pre-Funded Warrants	39,826
Total	$149,953

The Company remeasured the fair value of the Pre-Funded Warrants using the closing price of the Company’s common stock on the Nasdaq Global Market as of November 15, 2023 of $1.68 per common share upon receipt of Stockholder Approval. The Company recorded a fair value adjustment of $34.5 million in the consolidated statements of operations for the year ended December 31, 2023 and the warrant liability of $74.3 million was reclassified into equity as an increase to additional paid-in capital upon receipt of Stockholder Approval.

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

The Company concluded that the SSI Warrants do not meet the criteria for equity classification under the guidance of ASC 815 due to settlement provisions that permit the holder to receive a variable number of shares in the event of a specified fundamental transaction as well as provisions that permit the holder to participate in dividends. As the SSI Warrants do not meet the criteria for equity classification, the Company recorded the warrants as liabilities at their fair value. This liability is subject to remeasurement at each balance sheet date until the warrants are exercised or expire, and any change in fair value is recognized in the Company’s consolidated statements of operations.

The Company determined the fair value of the SSI Warrants at issuance was $0.3 million using the Black-Scholes-Merton option pricing model. The following assumptions were used to estimate the fair value of the warrants at issuance:

Risk-free interest rate	3.46%
Expected dividend yield	—
Expected term (in years)	5.2
Expected volatility	81%
Market value of common stock (per share)	$0.71

The fair value adjustment as of December 31, 2023 was $0.2 million using the Black-Scholes-Merton option pricing model with probability weights applied to each of the SSI Warrants where vesting is contingent upon the achievement of certain clinical and regulatory milestones related to the Company’s clinical programs. As of December 31, 2023, 316,667 of the SSI Warrants have vested and are exercisable. No warrants were exercised during the period.

The Company estimated the fair value of the SSI Warrant liability using the following assumptions as of December 31, 2023:

Risk-free interest rate	3.84%
Expected dividend yield	—
Expected term (in years)	4.5
Expected volatility	88%
Market value of common stock (per share)	$1.77

The following table summarizes changes in the Company's warrant liability during the year ended December 31, 2023 (in thousands):

Warrant Liability
Balance at January 1, 2023	$—
Issuance of SSI Warrants	252
Issuance of Pre-Funded Warrants	39,826
Change in fair value	34,718
Reclass of Pre-Funded Warrants to equity	(74,342)
Balance at December 31, 2023	$454

Note 11—Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Since the Company had a net loss in both periods presented, basic and diluted net loss per common share are the same.

In August 2023, the Company issued liability-classified Pre-Funded Warrants with a nominal exercise price of $0.001 per share (see Note 10). In accordance with ASC 260, Earnings Per Share (ASC 260), shares issuable for little to no cash consideration should be included in the number of outstanding shares used to calculate basic loss per share as long as all conditions necessary for exercise are met. The conditions for exercise were met on November 15, 2023, at which time the Pre-Funded Warrants were reclassified into equity. The Pre-Funded Warrants are therefore included as outstanding shares as of November 15, 2023 to calculate the weighted average number of shares outstanding to calculate basic loss per share.

The following table represents the calculation of basic and diluted net loss per common share for the years ended December 31, 2023 and 2022, respectively (in thousands, except share and per share data):

	For the Year Ended December 31,
	2023	2022
Net loss	$(111,566)	$(166,014)
Weighted-average shares of common stock outstanding used to compute net loss per common share, basic and diluted	116,121,482	43,952,015
Net loss per common share, basic and diluted	$(0.96)	$(3.78)

The following common stock equivalents outstanding as of December 31, 2023 and 2022, respectively, were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti‑dilutive:

	December 31, 2023	December 31, 2022
Unvested RSUs	375,044	1,257,844
Unvested RSAs	—	85,494
Stock options	7,535,924	6,158,078
SSI Warrants	316,667	—
Total	8,227,635	7,501,416

Note 12—Income Taxes

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

Beginning in 2022, the 2017 Tax Cuts and Jobs Act amended Section 174 to eliminate current-year deductibility of research and experimentation (R&E) expenditures and software development costs (collectively, R&E expenditures) and instead require taxpayers to charge their R&E expenditures to a capital account amortized over five years (15 years for expenditures attributable to R&E activity performed outside the United States). The Company generated a deferred tax asset for capitalized R&E expenditures for the years ended December 31, 2023 and 2022 which are fully offset by valuation allowances for each period.

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

The effective tax rate of the Company's provision (benefit) for income taxes differs from the federal statutory rate as follows:

	For the Year Ended December 31,
	2023	2022
Statutory rate	21.00%	21.00%
State tax	0.33%	0.25%
Research and development tax credits	(18.98)%	4.91%
Other permanent differences	(0.67)%	(0.55)%
Change in valuation allowance	8.10%	(25.61)%
Change in fair value of warrant liability	(6.55)%	(0.00)%
Change in fair value of term loan	(0.30)%	(0.00)%
Stock-based compensation	(2.93)%	(0.00)%
Income tax provision (benefit)	0.00%	0.00%

Deferred tax assets and valuation allowance

Deferred tax assets reflect the tax effects of NOLs, tax credit carryovers, and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2023 and 2022, the significant components of the Company’s net deferred tax assets and liabilities are as follows (in thousands):

	For the Year Ended December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$47,373	$45,609
Tax credit carryforwards	1,961	23,216
Accruals and reserves	1,020	689
Other	3,978	1
Intangibles	4,888	4,607
Non-qualified stock options	2,585	3,647
R&E expenditures	22,497	15,563
Lease liabilities	4,452	4,574
Impairment of long-lived assets	5,509	5,525
Total deferred tax assets	94,263	103,431
Deferred tax liabilities
Right-of-use assets	(2,224)	(2,308)
Fixed assets	(2)	(47)
Total deferred tax liabilities	(2,226)	(2,355)
Valuation allowance	(92,037)	(101,076)
Net deferred taxes	$—	$—

The valuation allowance is equal to the total net deferred tax asset amounts as of December 31, 2023 and 2022. ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is "more likely than not." Realization of the future tax benefits is dependent on the Company's ability to generate sufficient taxable income within the carryforward period. Because of the Company's recent history of operating losses, management believes that recognition of the deferred tax assets net of liabilities arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance.

The valuation allowance decreased by $9.0 million during the year ended December 31, 2023, due to the write-off of certain worthless deferred tax assets, and increased by $42.8 million during the year ended December 31, 2022.

As of December 31, 2023, there were gross federal NOLs of $222.1 million, gross state NOLs of $11.9 million, federal tax credit carryforward of $28.6 million, and state tax credit carryforward of $1.2 million. The net operating losses and state tax credit carryforward do not expire. As of December 31, 2022, there were gross federal NOLs of $216.3 million, gross state NOLs of $4.5 million, federal tax credit carryforward of $30.2 million, and state tax credit carryforward of $1.3 million. The federal tax credit carryforward will expire in 2040. The Company files federal, foreign and state income tax returns and, in the normal course of business, the Company is subject to examination by these taxing authorities. All periods since Inception are subject to examination by these taxing authorities, where applicable. There are currently no pending income tax examinations.

Pursuant to Section 382 of the Internal Revenue Code, certain substantial changes in the Company's ownership may result in a limitation on the amount of NOL carryforwards and tax credit carryforwards that may be used in future years. Utilization of the NOL and tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of NOL and tax credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. The Company has completed studies to assess whether an ownership change has occurred through December 31, 2023. Based on these analyses, several ownership changes were identified in 2020 and an additional ownership change occurred in 2023. As a result of the ownership shift that occurred in August 2023, the Company has determined that $217.9 million of its gross federal NOLs are subject to an annual utilization limitation of $3.1 million, which can be increased in the five year period post change date for any realized built-in gain. Additionally, there were $27.1 million of research credits that will expire due to such limitations, resulting in a write-off of the related deferred tax assets and reversal of the corresponding uncertain tax positions and valuation allowance in 2023. The Company will continue to monitor equity movement and its impact on the utilization of the NOLs and credits as the Company could experience additional ownership changes subsequent to December 31, 2023, which may result in additional limitations on the utilization of NOL carryforwards and credits.

Note 13—Commitments and Contingencies

Litigation

From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities. The Company records a liability when a particular contingency is probable and estimable.

In January 2024, the Company was named a nominal defendant in a putative stockholder derivative action filed by a stockholder of the Company in the Court of Chancery of the State of Delaware. The complaint asserts claims against certain of the Company’s current and former directors for breach of fiduciary duty and unjust enrichment relating to the Company’s August 2023 Private Placement. The complaint seeks an unspecified award of damages in the Company’s favor, plus pre-judgment and post-judgement interest, and an award to the plaintiff for the costs and disbursement of the action, including fees for his attorneys, experts, and accountants. The Company has not recorded a liability related to this lawsuit because, at this time, the Company is unable to reasonably estimate possible losses or gains or determine whether an unfavorable outcome is either probable or remote.

Commitments

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its directors, officers, employees, licensors, suppliers and service providers. The Company’s maximum exposure under these arrangements is unknown at December 31, 2023. The Company does not anticipate recognizing any significant losses relating to these arrangements.

Note 14— Strategic Reprioritization

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

The Company expects payment of these costs to be complete by March 31, 2024. The change in accrued severance during the years ended December 31, 2023 and 2022 is as follows (amounts in thousands):

Accrued Severance
Accrued severance as of January 1, 2022	$—
Severance recorded	4,035
Severance paid	(2,572)
Accrued severance as of December 31, 2022	$1,463
Severance recorded	2,691
Severance paid	(3,764)
Accrued severance as of December 31, 2023	$390

Note 15– Retirement Plan

In July 2021, the Company adopted a 401(k) retirement savings plan that provides retirement benefits to all full-time employees. Eligible employees may contribute a percentage of their annual compensation, subject to Internal Revenue Service limitations. The Company contributed $0.3 million and $0.7 million to the 401(k) retirement savings plan for the years ended December 31, 2023 and 2022, respectively.

Note 16—Subsequent Events

In January and February 2024, the Company granted options under the New Plan to purchase an aggregate of 7.0 million shares of its common stock at an exercise price of $1.71 per share, and also granted 4.3 million restricted stock units. These equity awards generally vest over a four year period and are subject to service-based vesting conditions.

In January, February and March 2024, the Company granted options under the Inducement Plan to purchase an aggregate 0.8 million shares of its common stock at a weighted-average exercise price of $2.35 per share. These equity awards generally vest over a four year period and are subject to service-based vesting conditions.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Form 10-K was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Management conducted an assessment of our internal control over financial reporting based on the framework established in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2023, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2024 annual meeting of stockholders, or the Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2023, under the captions “Information Regarding the Board of Directors and Corporate Governance,” “Election of Directors” and “Executive Officers” and is incorporated herein by reference.

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

3.3

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-39536), filed with the Securities and Exchange Commission on November 15, 2023).

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

4.3

Form of Pre-Funded Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-39536), filed with the Securities and Exchange Commission on August 14, 2023).

4.4

Form of Warrant to Purchase Common Stock dated April 5, 2023 (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-3 (File No. 333-271144), filed with the Securities Exchange Commission on April 5, 2023).

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

10.10+

Amended and Restated Non-employee director compensation policy (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-39536), filed with the Securities and Exchange Committee on August 14, 2023).

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

10.13

Lease, dated December 17, 2020, by and between Patriot Park Partners II, LLC and the Company (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K (File No. 001-39536), filed with the Securities and Exchange Commission on March 3, 2021).

10.14

Lease Agreement, dated January 8, 2021, by and between Pegasus Park, LLC and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-39536), filed with the Securities and Exchange Commission on August 16, 2021).

10.15

First Amendment to Lease Agreement, dated December 14, 2021, by and between Pegasus Park, LLC and the Company (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K (File No. 001-39536), filed with the Securities and Exchange Commission on March 31, 2022).

10.16

Sales Agreement, dated as of October 5, 2021, by and among the Registrant, SVB Leerink LLC and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 1.2 to the Company’s Registration Statement on Form S-3 (File No. 333-260069), filed with the Securities and Exchange Commission on October 5, 2021).

10.17

Amendment No. 1 to Sales Agreement, dated March 30, 2022, by and among the Company, Goldman Sachs & Co. LLC, SVB Securities LLC and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K (File No. 001-39536), filed with the Securities and Exchange Commission on March 31, 2022).

10.18

Option Agreement, by and between the Company and Astellas, dated October 21, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39536), filed with the Securities and Exchange Commission on October 31, 2022).

10.19

Securities Purchase Agreement, by and between the Company and Astellas, dated October 21, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39536), filed with the Securities and Exchange Commission on October 31,2022).

10.20

Registration Rights Agreement, by and between the Company and Astellas, dated October 21, 2022 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-39536), filed with the Securities and Exchange Commission on October 31,2022).

10.21+

Executive Employment Agreement, effective as of December 30, 2022, by and between the Company and Sean Nolan (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K (File No. 001-39536), filed with the Securities and Exchange Commission on March 28, 2023.

10.22+

Executive Employment Agreement, effective as of December 30, 2022, by and between the Company and Sukumar Nagendran (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K (File No. 001-39536), filed with the Securities and Exchange Commission on March 28, 2023.

10.23

Loan and Security Agreement, dated November 13, 2023 by and among the Company, and the lenders from time to time party thereto as lenders, and Trinity Capital, Inc. as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 001-39536) filed with the Securities and Exchange Commission on November 14, 2023).

10.24+

Taysha Gene Therapies, Inc. 2023 Inducement Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39536) filed with the Securities and Exchange Commission on December 20, 2023).

10.25+

Form of RSU Award Grant Notice and RSU Award Agreement under the 2023 Inducement Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39536) filed with the Securities and Exchange Commission on December 20, 2023).

10.26+

Form of Stock Option Grant Notice and Stock Option Agreement under the 2023 Inducement Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-39536) filed with the Securities and Exchange Commission on December 20, 2023).

23.1*	Consent of Deloitte & Touche LLP
24.1*	Power of Attorney (included on signature page)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*##	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*##	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Taysha Gene Therapies, Inc. Incentive Compensation Recoupment Policy
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition coLinkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within Inline XBRL document)

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

TAYSHA GENE THERAPIES, INC.

Date: March 19, 2024	By:	/s/ Sean Nolan
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

Signature	Title	Date

/s/ Sean Nolan	Chief Executive Officer and Director (Principal Executive Officer)	March 19, 2024
Sean Nolan

/s/ Kamran Alam	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 19, 2024
Kamran Alam

/s/ Phillip B. Donenberg	Director	March 19, 2024
Phillip B. Donenberg

/s/ Sean Stalfort	Director	March 19, 2024
Sean Stalfort

/s/ Sukumar Nagendran, M.D.	Director	March 19, 2024
Sukumar Nagendran, M.D.

/s/ Alison Long, M.D., Ph.D.	Director	March 19, 2024
Alison Long, M.D., Ph.D.

/s/ Laura Sepp-Lorenzino, Ph.D.	Director	March 19, 2024
Laura Sepp-Lorenzino, Ph.D.