Form 10-Q
period 2024-03-31
Taysha Gene Therapies, Inc.
filed 2024-05-14
CIK 1806310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 14, 2024, the registrant had 187,018,275 shares of common stock, $0.00001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Taysha Gene Therapies, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$123,980	$143,940
Restricted cash	449	449
Prepaid expenses and other current assets	4,168	3,479
Assets held for sale	2,000	2,000
Total current assets	130,597	149,868
Restricted cash	2,151	2,151
Property, plant and equipment, net	10,686	10,826
Operating lease right-of-use assets	9,261	9,582
Other non-current assets	304	304
Total assets	$152,999	$172,731
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,380	$6,366
Accrued expenses and other current liabilities	13,562	12,284
Deferred revenue	14,695	18,106
Total current liabilities	38,637	36,756
Term loan, net	40,512	40,508
Operating lease liability, net of current portion	18,499	18,953
Other non-current liabilities	1,502	1,577
Total liabilities	99,150	97,794
Commitments and contingencies - Note 13
Stockholders' equity
Preferred stock, $0.00001 par value per share; 10,000,000 shares authorized and no shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, $0.00001 par value per share; 400,000,000 shares authorized and 187,018,275 and 186,960,193 issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	2	2
Additional paid-in capital	591,166	587,942
Accumulated other comprehensive loss	(251)	—
Accumulated deficit	(537,068)	(513,007)
Total stockholders’ equity	53,849	74,937
Total liabilities and stockholders' equity	$152,999	$172,731

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Taysha Gene Therapies, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Revenue	$3,411	$4,706
Operating expenses:
Research and development	20,657	12,514
General and administrative	7,084	8,751
Total operating expenses	27,741	21,265
Loss from operations	(24,330)	(16,559)
Other income (expense):
Change in fair value of warrant liability	(337)	—
Change in fair value of term loan	(1,053)	—
Interest income	1,693	319
Interest expense	(29)	(1,374)
Other expense	(5)	(8)
Total other income (expense), net	269	(1,063)
Net loss	$(24,061)	$(17,622)
Net loss per common share, basic and diluted	$(0.10)	$(0.28)
Weighted average common shares outstanding, basic and diluted	231,249,344	63,260,905

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

2

Taysha Gene Therapies, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Net loss	$(24,061)	$(17,622)
Other comprehensive loss:
Change in fair value of terms loan attributable to instrument specific credit risk	(251)	—
Comprehensive loss	$(24,312)	$(17,622)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

3

Taysha Gene Therapies, Inc.

Condensed Consolidated Statements of Stockholders’ (Deficit) Equity

(in thousands, except share data)

(Unaudited)

For the Three Months Ended March 31, 2024

			Additional
	Common Stock		Paid-in	Accumulated	Accumulated Other	Total
	Shares	Amount	Capital	Deficit	Comprehensive Loss	Stockholders' Equity
Balance as of December 31, 2023	186,960,193	$2	$587,942	$(513,007)	$—	$74,937
Stock-based compensation	—	—	3,198	—	—	3,198
Issuance of common stock upon vesting and settlement of restricted stock units	11,282	—	—	—	—	—
Issuance of common stock under ESPP	46,800	—	26	—	—	26
Loss on instrument-specific credit risk	—	—	—	—	(251)	(251)
Net loss	—	—	—	(24,061)	—	(24,061)
Balance as of March 31, 2024	187,018,275	$2	$591,166	$(537,068)	$(251)	$53,849

For the Three Months Ended March 31, 2023

			Additional			Total
	Common Stock		Paid-in	Accumulated	Accumulated Other	Stockholders'
	Shares	Amount	Capital	Deficit	Comprehensive Loss	Equity (Deficit)
Balance as of December 31, 2022	63,207,507	$1	$402,389	$(401,441)	$—	$949
Stock-based compensation	—	—	1,675	—	—	1,675
Issuance of common stock upon vesting and settlement of restricted stock units, net	229,922	—	—	—	—	—
Issuance of common stock under ESPP	35,920	—	50	—	—	50
Net loss	—	—	—	(17,622)	—	(17,622)
Balance as of March 31, 2023	63,473,349	$1	$404,114	$(419,063)	$—	$(14,948)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

4

Taysha Gene Therapies, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(24,061)	$(17,622)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	325	331
Stock-based compensation	3,198	1,675
Change in fair value of warrant liability	337	—
Non-cash change in fair value of term loan	(247)	—
Non-cash lease expense	325	300
Other	27	128
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(693)	(400)
Accounts payable	3,980	359
Accrued expenses and other liabilities	422	(250)
Deferred revenue	(3,411)	(4,706)
Net cash used in operating activities	(19,798)	(20,185)
Cash flows from investing activities
Purchase of property, plant and equipment	(140)	(3,900)
Net cash used in investing activities	(140)	(3,900)
Cash flows from financing activities
Debt issuance costs for term loan	(18)	—
Payment of offering costs	—	(387)
Proceeds from common stock issuances under ESPP	26	50
Other	(30)	(33)
Net cash used in financing activities	(22)	(370)
Net decrease in cash, cash equivalents and restricted cash	(19,960)	(24,455)
Cash, cash equivalents and restricted cash at the beginning of the period	146,540	90,517
Cash, cash equivalents and restricted cash at the end of the period	$126,580	$66,062
Cash and cash equivalents	123,980	63,425
Restricted cash	2,600	2,637
Cash, cash equivalents and restricted cash at the end of the period	$126,580	$66,062
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,329	$1,125
Supplemental disclosure of noncash investing and financing activities:
Property, plant and equipment in accounts payable and accrued expenses	52	112

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

Sales Agreement

On October 5, 2021, the Company entered into a Sales Agreement (the “Sales Agreement”) with SVB Securities LLC (f/k/a SVB Leerink LLC) and Wells Fargo Securities, LLC (collectively, the “Sales Agents”), pursuant to which the Company may issue and sell, from time to time in its sole discretion, shares of its common stock having an aggregate offering price of up to $150.0 million through the Sales Agents. In March 2022, the Company amended the Sales Agreement to, among other things, include Goldman Sachs & Co. LLC as an additional Sales Agent. The Sales Agents may sell common stock by any method permitted by law deemed to be an “at-the-market offering” as defined in Rule 415(a)(4) of the Securities Act, including sales made directly on or through the Nasdaq Global Select Market or any other existing trade market for the common stock, in negotiated transactions at market prices prevailing at the time of sale or at prices related to prevailing market prices, or any other method permitted by law. The Sales Agents are entitled to receive 3.0% of the gross sales price per share of common stock sold under the Sales Agreement. In April 2022, the Company sold 2,000,000 shares of common stock under the Sales Agreement and received $11.6 million in net proceeds. No other shares of common stock have been issued and sold pursuant to the Sales Agreement as of March 31, 2024.

Liquidity and Capital Resources

The Company has incurred operating losses since inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. Losses are expected to continue as the Company continues to invest in its research and development activities. As of March 31, 2024, the Company had an accumulated deficit of $537.1 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future.

Future capital requirements will depend on many factors, including the timing and extent of spending on research and development and the market acceptance of the Company’s products. The Company will need to obtain additional financing in order to complete clinical studies and launch and commercialize any product candidates for which it receives regulatory approval. There can be no assurance that such financing will be available or will be on terms acceptable to the Company. As of March 31, 2024, the Company had cash and cash equivalents of $124.0 million, which the Company believes will be sufficient to fund its planned operations for a period of at least twelve months from the date of issuance of these unaudited condensed consolidated financial statements. The Company has based this estimate on assumptions that may prove to be wrong, and its operating plan may change as a result of many factors currently unknown to it. As a result, the Company could deplete its capital resources sooner than it currently expects. The Company expects to finance its future cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances or licensing arrangements. If the Company is unable to obtain funding, the Company would be forced to delay, reduce or eliminate some or all of its research and development programs, preclinical and clinical testing or commercialization efforts, which could adversely affect its business prospects.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X and are consistent in all material respects with those included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on March 19, 2024 (the “2023 Annual Report”). In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The condensed consolidated balance sheet as of December 31, 2023 is derived from audited financial statements, however, it does not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s 2023 Annual Report.

Principles of Consolidation

The accompanying interim condensed consolidated financial statements include the accounts of Taysha and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The most significant estimates and assumptions in the Company’s financial statements relate to the determination of the fair value of the common stock prior to the initial public offering (“IPO”) (as an input into stock-based compensation), estimating manufacturing accruals and accrued or prepaid research and development expenses, the measurement of impairment of long-lived assets, the valuation of the Trinity Term Loans that are carried at fair value and the allocation of consideration received in connection with the Astellas Transactions (as defined below). These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

Significant Accounting Policies

There have been no changes in the Company’s significant accounting policies as disclosed in Note 2 to the audited consolidated financial statements included in the 2023 Annual Report.

Recently Adopted Accounting Pronouncements

There have been no significant changes in recently adopted accounting pronouncements from those disclosed in the section titled “Financial Statements and Supplementary Data” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting – Improvements to Reportable Segment Disclosures, to improve segment disclosure requirements under ASC 280, Segment Reporting, through enhancing disclosures about significant segment expenses. The guidance requires entities to provide significant segment expenses that are regularly provided to the chief operating decision maker and other segment expenses included in each reported measure of segment profitability. The ASU also enhances interim segment reporting requirements by aligning interim disclosures with information that must be disclosed annually in accordance with ASC 280. The guidance is effective for annual periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024, applied retrospectively with early adoption permitted. The Company is still evaluating the impact this ASU will have on its consolidated financial statements and related disclosures.

Note 3—Fair Value Measurements

The Company’s financial instruments that are measured at fair value on a recurring basis consist of money market funds, the Trinity Term Loans, a success fee derivative liability and certain of the Company’s warrant liabilities.

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values (in thousands):

	March 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents – money market funds	$122,916	$122,916	$—	$—
Total assets	$122,916	$122,916	$—	$—
Liabilities:
Trinity Term Loans	$40,512	$—	$—	$40,512
Success Fee Derivative liability	826	—	—	826
SSI Warrant liability	791	—	—	791
Total liabilities	$42,129	$—	$—	$42,129

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents – money market funds	$142,425	$142,425	$—	$—
Total assets	$142,425	$142,425	$—	$—
Liabilities:
Trinity Term Loans	$40,508	$—	$—	$40,508
Success Fee Derivative liability	800	—	—	800
SSI Warrant liability	454	—	—	454
Total liabilities	$41,762	$—	$—	$41,762

The Company classifies its money market funds, which are valued based on quoted market prices in an active market with no valuation adjustment, as Level 1 assets within the fair value hierarchy.

The Company’s Trinity Term Loans and Success Fee liability are classified as Level 3 measurements under the fair value hierarchy as the fair values were determined based on significant inputs not observable in the market. The fair values were determined utilizing a probability-weighted income approach, including variables for the timing of a success event and other probability estimates. See Note 7 for additional information on the Trinity Term Loans and Success Fee.

The Company’s SSI Warrant liability is classified as Level 3 measurements under the fair value hierarchy as the fair values were determined based on significant inputs not observable in the market. The fair values were determined using the Black-Scholes-Merton option pricing model to determine the fair value of the SSI Warrants (as defined below). See Note 10 for additional information on the SSI Warrants.

Note 4—Balance Sheet Components

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Prepaid research and development	$1,921	$1,412
Prepaid clinical trial	955	802
Deferred offering costs	681	681
Prepaid insurance	269	292
Prepaid bonus	193	—
Other	149	292
Total prepaid expenses and other current assets	$4,168	$3,479

Property, plant and equipment, net consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Leasehold improvements	$2,117	$2,117
Laboratory equipment	3,008	2,868
Computer equipment	1,133	1,133
Furniture and fixtures	864	864
Construction in progress	6,875	6,823
	13,997	13,805
Accumulated depreciation	(3,311)	(2,979)
Property, plant and equipment, net	$10,686	$10,826

Property, plant and equipment, net includes $0.9 million and $1.0 million of assets capitalized as finance leases as of March 31, 2024 and December 31, 2023, respectively.

Depreciation expense was $0.3 million for each of the three months ended March 31, 2024 and 2023, respectively.

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Accrued research and development	$6,078	$3,467
Lease liabilities, current portion	1,696	1,646
Accrued clinical trial	1,598	1,851
Accrued compensation	1,576	3,423
Accrued professional and consulting fees	1,014	330
Warrant liability	791	454
Accrued severance	28	390
Other	781	723
Total accrued expenses and other current liabilities	$13,562	$12,284

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

The Company was not required to provide a security deposit in connection with its entry into the Durham Lease. The Company was responsible for constructing interior improvements within the Facility. The Company was required to place $2.6 million in an escrow account which was to be released when the improvements were substantially complete. In December 2023, the Company entered into an agreement with the landlord whereby the Company agreed to remove specified leasehold improvements which will be funded by the escrowed funds. The escrow funds are recorded as restricted cash on the condensed consolidated balance sheets as of March 31, 2024 with $0.5 million recorded in current assets and $2.1 million in noncurrent assets. The Durham Landlord has the right to terminate the Durham Lease upon specified events of default, including the Company’s failure to pay rent in a timely manner and upon the occurrence of certain events of insolvency with respect to the Company.

Summary of all lease costs recognized under ASC 842

The following table summarizes the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the three months ended March 31, 2024 and 2023 (in thousands):

	For the Three Months Ended March 31,
	2024	2023
Operating lease cost	$646	$708
Variable lease cost	198	243
Total lease cost	$844	$951

Supplemental information related to the remaining lease term and discount rate are as follows:

	March 31, 2024	December 31, 2023
Weighted average remaining lease term (in years) – Finance leases	2.63	2.88
Weighted average remaining lease term (in years) – Operating leases	10.55	10.75

Weighted average discount rate – Finance leases	10.52%	10.52%
Weighted average discount rate – Operating leases	7.81%	7.80%

Supplemental cash flow information related to the Company’s operating leases are as follows (in thousands):

	For the Three Months Ended March 31,
	2024	2023
Operating cash flows for operating leases	$2,742	$692

As of March 31, 2024, future minimum commitments under ASC 842 under the Company’s operating and finance leases were as follows (in thousands):

Year Ending December 31,	Operating	Finance
2024	$2,123	$341
2025	2,910	454
2026	2,485	399
2027	2,577	—
2028	2,673	—
Thereafter	17,045	—
Total lease payments	29,813	1,194
Less: imputed interest	(9,980)	(156)
Total lease liabilities	$19,833	$1,038
Lease liabilities, current	1,334	362
Lease liabilities, non-current	18,499	676
Total lease liabilities	$19,833	$1,038

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

Astellas Securities Purchase Agreement

On October 21, 2022, the Company entered into a securities purchase agreement with Astellas (the “Astellas Securities Purchase Agreement”), pursuant to which the Company agreed to issue and sell to Astellas in a private placement (the “Astellas Private Placement”), an aggregate of 7,266,342 shares (the “Astellas Private Placement Shares”), of its common stock, for aggregate gross proceeds of $30.0 million. The Astellas Private Placement closed on October 24, 2022. Pursuant to the Securities Purchase Agreement, in connection with the Astellas Private Placement, Astellas has the right to designate one individual to attend all meetings of the Board in a non-voting observer capacity. The Company also granted Astellas certain registration rights with respect to the Astellas Private Placement Shares.

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

During the three months ended March 31, 2024, there were no significant changes to the total estimated costs to be incurred to satisfy the performance obligation associated with the Rett research and development activities.

The Company recognized revenue of $3.4 million and $4.7 million from Rett research and development activities for the three months ended March 31, 2024 and 2023, respectively.

The Company had $14.7 million of deferred revenue on the condensed consolidated balance sheet as of March 31, 2024 comprised of $5.5 million for the Rett Option and $9.2 million of Rett research and development activities. The GAN option revenue was recognized in September 2023 when Astellas provided written notice of its decision not to exercise the GAN Option.

Note 7 – Term Loans

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

The interest rate applicable to the Trinity Term Loans is the greater of (a) the Wall Street Journal (“WSJ”) Prime Rate plus 4.50% or (b) 12.75% per annum. The Trinity Term Loans are interest only from the Trinity Closing Date through 36 months from the Trinity Closing Date, which may be extended to 48 months from the Trinity Closing Date upon the satisfaction of certain milestones set forth in the Trinity Term Loan Agreement, after which the Company is required to pay equal monthly installments of principal through November 13, 2028 (the “Maturity Date”). As of March 31, 2024, $40.0 million was outstanding on the Term Loan, recorded as Term Loan, net on the condensed consolidated balance sheet.

Future principal debt payments on the Term Loan Agreement as of March 31, 2024 are as follows (in thousands):

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

The obligations under the Trinity Term Loan Agreement are secured by a perfected security interest in all of the Company’s assets except for certain customarily excluded property pursuant to the terms of the Trinity Term Loan Agreement. There are no financial covenants and no warrants associated with the Trinity Term Loan Agreement. The Trinity Term Loan Agreement contains various covenants that limit the Company’s ability to engage in specified types of transactions without the consent of Trinity and the Trinity Lenders which include, among others, incurring or assuming certain debt; merging, consolidating or acquiring all or substantially all of the capital stock or property of another entity; changing the nature of the Company’s business; changing the Company’s organizational structure or type; licensing, transferring or disposing of certain assets; granting certain types of liens on the Company’s assets; making certain investments; and paying cash dividends. As of March 31, 2024, the Company is in compliance with all covenants of the Trinity Term Loans.

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

The Company assessed the terms and features of the Trinity Term Loans and determined that the Company was eligible to elect the fair value option under ASC 825, Financial Instruments. The Trinity Term Loans contain various embedded features and the election of the fair value option allowed the Company to bypass analysis of potential embedded derivatives and further analysis of bifurcation of any recognized financial liabilities. Under the fair value option, the financial liability is initially measured at its fair value on the issue date and subsequently remeasured at estimated fair value on a recurring basis at each reporting date. Changes in the fair value of the Trinity Term Loans, which include accrued interest, if any, are recorded as a component of other expense (income) in the condensed consolidated statements of operations. The Company has not elected to present interest expense separately from changes in fair value and therefore will not present interest expense associated with the Trinity Term Loans. Any changes in fair value caused by instrument-specific credit risk are presented separately in other comprehensive income or loss if material. Under the fair value option, debt issuance costs are expensed as incurred. The Company incurred $0.9 million of debt issuance costs, which were recorded within general and administrative expense in the consolidated statements of operations for the year ended December 31, 2023.

In connection with the Trinity Term Loans, the Company entered into a Success Fee Agreement with Trinity which specifies the terms regarding a fee in the amount of 10% of the principal amount of the funded Trinity Term Loans (the "Success Fee"). The Success Fee is payable upon the achievement of certain corporate development value-inflection milestones. The Success Fee survives the termination of the Trinity Term Loans and expires on the earlier of ten years, or payment in full in cash of the Success Fee. The Company determined that the Success Fee represents a freestanding financial instrument and should be accounted for as a derivative liability under ASC 815 and recorded a liability within other non-current liabilities on the consolidated balance sheet, at fair value on the Trinity Closing Date and will be marked-to-market at the end of each reporting period with gains and losses recognized as a component of other income (expense) in the condensed consolidated statements of operations.

The proceeds from the Trinity Term Loans were allocated to the Success Fee and Trinity Term Loans based on their respective fair values on the Trinity Closing Date. The fair values were determined utilizing a probability-weighted income approach, including variables for the timing of a success event and other probability estimates.

The Company determined the fair value of the Trinity Term Loans and the Success Fee using a probability-weighted income approach and recorded the loan at fair value of $39.2 million and the Success Fee liability at fair value of $0.8 million in the condensed consolidated balance sheet at issuance. The Company calculated the discounted cash flows of the Trinity Term Loans using a discount rate of 15.68% and adjusted for the probability of various repayment scenarios. The Company calculated the discounted cash flows of the Success Fee liability, using a discount rate of 15.68% then adjusted for the probability of achievement of certain corporate development value-inflection milestones.

The Company remeasured the fair value of the Trinity Term Loans and Success Fee as of March 31, 2024 using a probability-weighted income approach. The Company calculated discounted cash flows of the Trinity Term Loans using a discount rate of 15.00% and adjusted for the probability of various repayment scenarios. The Company calculated the discounted cash flows of the Success Fee liability, using a discount rate of 15.00% then adjusted for the probability of achievement of certain corporate development value-inflection milestones.

The following table reconciles the change in fair value of the Trinity Term Loans during the three months ended March 31, 2024 (in thousands):

Trinity Term Loans
Beginning fair value balance at January 1, 2024	$40,508
Principal payments	—
Change in fair value reported in statements of operations	(247)
Change in fair value reported in comprehensive loss	251
Ending fair value balance as of March 31, 2024	$40,512

During the three months ended March 31, 2024, the Company recorded $1.3 million of interest expense within change in fair value of term loans, all of which was paid as of March 31, 2024.

The following table reconciles the change in fair value of the Success Fee liability during the three months ended March 31, 2024 (in thousands):

Success Fee
Beginning fair value balance at January 1, 2024	$800
Change in fair value of Success Fee	26
Ending fair value balance as of March 31, 2024	$826

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

The interest rate applicable to the Term Loans was the greater of (a) the WSJ Prime Rate plus 3.75% or (b) 7.00% per annum. The Term Loans were interest only from the Closing Date through August 31, 2024, after which the Company was required to pay equal monthly installments of principal through August 1, 2026, the maturity date.

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

Upon termination of the Term Loan Agreement with Silicon Valley Bank, the Company made a prepayment of $43.2 million to satisfy the Company’s principal and interest obligations and related fees under the Term Loan Agreement. The payoff amount paid by the Company in connection with the Term Loans included payment of the Exit Fee of $3.0 million and accrued interest of $0.2 million. In connection with the repayment of the Term Loans, the remaining balance of debt discount of $1.4 million was recognized as a component of other income (expense) in the condensed consolidated statements of operations for the year ended December 31, 2023.

During the three months ended March 31, 2023, the Company recognized interest expense related to the Term Loans of $1.3 million.

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

Queen’s Agreement

On February 21, 2020, the Company entered into a license agreement with Queen’s (the “Queen’s Agreement”) to obtain the exclusive perpetual, royalty-bearing license, with the right to sublicense through multiple tiers, under certain patent rights and know-how of Queen’s, including certain improvements to such patent rights and know-how, to develop products in any field which use one or more valid claims of the patents licensed under the Queen’s Agreement (the “Licensed Patents”), or the technology, information and intellectual property related to the patents licensed under the Queen’s Agreement (together with the Licensed Patents, the “Licensed Products”), and to make, have made, use, sell, offer for sale, import and export Licensed Products and otherwise exploit such patents and know-how for use in certain specified indications. In exchange for the rights granted to the Company, the Company made a cash payment of $3.0 million in April 2020 which was recorded within research and development expenses in the consolidated statements of operations since the acquired license does not have an alternative future use. The Company is obligated to make aggregate cash payments of up to $10.0 million upon the completion of a combination of regulatory milestones and up to $10.0 million upon the completion of a combination of commercial milestones. In further consideration of the rights granted, beginning with the Company’s first commercial sale of the Licensed Products, the Company will also pay an annual earned royalty in the low single digits on net sales of Licensed Products, subject to certain customary reductions, and a percentage of non-royalty sublicensing revenue ranging in the low double digits. Royalties are payable, on a Licensed Products-by-Licensed Products and a country-by-country basis, until expiration of the last valid claim of a Licensed Patent covering such Licensed Products in such country and the expiration of any regulatory exclusivity for such Licensed Products in such country.

In January 2024, the Company transferred rights back to Queen’s for the Licensed Patents. No additional milestone payments were made in connection with the Queen’s Agreement during the three months ended March 31, 2024.

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

In December 2021, a regulatory milestone was triggered in connection with this agreement and therefore the Company recorded $3.0 million within research and development expenses in the consolidated statements of operations for the year ended December 31, 2021. The milestone fee was paid in January 2022 and classified as an investing cash outflow in the condensed consolidated statements of cash flows. No additional milestone payments were triggered in connection with this agreement during the three months ended March 31, 2024.

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

In March 2022, the Company’s clinical trial application, (“CTA”) filing for TSHA-102 for the treatment of Rett Syndrome was approved by Health Canada and therefore triggered a regulatory milestone payment in connection with this agreement. The

Company recorded $1.0 million within research and development expenses and classified the payment as an investing cash outflow in the consolidated statements of cash flows. In May 2023, the Company dosed the first patient with TSHA-102 in the Phase 1/2 REVEAL trial evaluating the safety and preliminary efficacy of TSHA-102 in adult patients with Rett syndrome and therefore triggered a milestone payment in connection with the Abeona Rett Agreement. The Company recorded $3.5 million within research and development expenses in the condensed consolidated statements of operations for the year ended December 31, 2023. This milestone fee was paid in August 2023 and classified as an investing cash outflow in the consolidated statements of cash flows for the year ended December 31, 2023. No additional milestone payments were made or triggered in connection with this agreement during the three months ended March 31, 2024.

Acquisition of Worldwide Rights for TSHA-120 for the treatment of GAN

In March 2021, the Company acquired the exclusive worldwide rights to a clinical-stage AAV9 gene therapy program, now known as TSHA-120, for the treatment of GAN pursuant to a license agreement with Hannah’s Hope Fund (“HHF”) for Giant Axonal Neuropathy, Inc. TSHA-120 is an intrathecally dosed AAV9 gene therapy currently being evaluated in a clinical trial for the treatment of GAN.

Under the terms of the GAN Agreement, in exchange for granting the Company the exclusive worldwide rights to TSHA-120, HHF received an upfront payment of $5.5 million. No additional milestone payments were made or triggered in connection with the GAN Agreement during the three months ended March 31, 2024.

License Agreement for CLN7

In March 2022, the Company entered into a license agreement with UT Southwestern (the “CLN7 Agreement”) pursuant to which the Company obtained an exclusive worldwide, royalty-bearing license with right to grant sublicenses to develop, manufacture, use, and commercialize licensed products for gene therapy for CLN7, a form of Batten Disease. In connection with the CLN7 Agreement, the Company paid a one-time upfront license fee of $0.3 million. The Company recorded the upfront license fee in research and development expense in the condensed consolidated statements of operations since the acquired license does not have an alternative future use. The Company is obligated to pay UT Southwestern up to $7.7 million in regulatory-related milestones and up to $7.5 million in sales-related milestones, as well as a low, single-digit royalty on net sales upon commercialization of the product. No additional milestone payments were made or triggered in connection with this agreement during the three months ended March 31, 2024.

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

On September 16, 2020, the Company’s stockholders approved the 2020 Stock Incentive Plan (“New Plan”), which became effective upon the execution of the underwriting agreement in connection with the IPO. The number of shares of common stock reserved for issuance under the New Plan automatically increases on January 1 of each year, for a period of ten years, from January 1, 2021, continuing through January 1, 2030, by 5% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Company’s board of directors. Pursuant to this provision, on January 1, 2024, the Company increased the number of shares of common stock reserved for issuance under the New Plan by 9,348,009 shares.

Furthermore, on September 16, 2020, the Company’s stockholders approved the Employee Stock Purchase Plan (“ESPP”), which became effective upon the execution of the underwriting agreement in connection with the IPO. The maximum number of shares of common stock that may be issued under the ESPP will not exceed 362,000 shares of common stock, plus the number of shares of common stock that are automatically added on January 1st of each year for a period of up to ten years, commencing on the first January 1 following the IPO and ending on (and including) January 1, 2030, in an amount equal to the lesser of (i) one percent (1.0%) of the total number of shares of capital stock outstanding on December 31st of the preceding calendar year, and (ii) 724,000 shares of common stock. No shares were added to the ESPP in 2021. Pursuant to this provision, on January 1, 2023 and 2024, the Company increased the number of shares of common stock reserved for issuance under the ESPP by 632,075 and 724,000 respectively. The Company has issued an aggregate of 188,193 shares of common stock under the ESPP as of March 31, 2024.

On December 15, 2023, the Company’s board of directors adopted the Taysha Gene Therapies, Inc. 2023 Inducement Plan (the “Inducement Plan”). The Inducement Plan was adopted without stockholder approval pursuant to Nasdaq Listing Rule 5635(c)(4). The Board reserved 4,000,000 shares of the Company’s common stock for issuance under the Inducement Plan.

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

The number of shares available for grant under the Company’s incentive plans were as follows:

	New	Inducement
	Plan	Plan	Total
Available for grant - January 1, 2024	3,162,725	4,000,000	7,162,725
Plan adjustments and amendments	9,348,009	—	9,348,009
Grants	(11,314,622)	(784,700)	(12,099,322)
Forfeitures	120,227	—	120,227
Available for grant - March 31, 2024	1,316,339	3,215,300	4,531,639

Stock Options

For the three months ended March 31, 2024, 7,799,061 shares of common stock under the New Plan were awarded with a weighted-average grant date fair value per share of $1.35. The stock options vest over four years and have a ten-year contractual term.

The following weighted-average assumptions were used to estimate the fair value of time-based vesting stock options that were granted during the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Risk-free interest rate	3.95%	3.46%
Expected dividend yield	—	—
Expected term (in years)	6.1	6.1
Expected volatility	89%	81%

The following table summarizes time-based vesting stock option activity, during the three months ended March 31, 2024:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Stock	Exercise	Contractual	Value
	Options	Price	Life (in years)	(in thousands)
Outstanding at January 1, 2024	5,960,922	$5.75	8.7	$1,960
Options granted	7,799,061	1.78
Options cancelled or forfeited	(53,037)	2.65
Options expired	(61,138)	17.79
Outstanding at March 31, 2024	13,645,808	$3.44	9.2	$14,289
Options exercisable at March 31, 2024	1,948,590	$11.39	7.8	$763

The aggregate intrinsic value in the above table is calculated as the difference between the fair value of the Company’s common stock at the respective reporting date and the exercise price of the stock options. As of March 31, 2024, the total unrecognized compensation related to unvested stock option awards granted was $16.9 million, which the Company expects to recognize over a weighted-average period of approximately 2.8 years. No performance-based stock options were exercised during the period.

Performance Stock Options

In February 2023, the Company issued options to purchase 70,235 shares of common stock to employees under the New Plan that contain performance-based vesting conditions, subject to continued employment through each anniversary and achievement of the performance conditions. The grant date fair value of these awards was not material. As of March 31, 2024, 58,346 of the shares subject to the performance-based options were vested and outstanding. No stock options were exercised during the period.

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

The Modified Options will vest over 3.0 years. The Company recognized stock-based compensation expense of $0.3 million for the three months ended March 31, 2024 related to the Modified Options. As of March 31, 2024, the total unrecognized compensation expense related to the Modified Options was $1.6 million, which the Company expects to recognize over a weighted average period of approximately 1.8 years using the accelerated attribution method. As of March 31, 2024, 1,516,655 of the Modified Options were outstanding. No Modified Options vested or were exercised during the period.

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

Restricted Stock Units

For the three months ended March 31, 2024, the Company issued 4,300,261 RSUs to employees under the New Plan. The RSUs are subject to a service-based vesting condition. The service-based RSUs vest in equal annual installments over a four-year period. The Company at any time may accelerate the vesting of the RSUs. Such shares are not accounted for as outstanding until they vest.

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

The Company’s RSU activity for the three months ended March 31, 2024 was as follows:

		Weighted
		Average
		Grant Date
	Number	Fair Value
	of Shares	per Share
Nonvested at January 1, 2024	375,044	$6.63
Restricted units granted	4,300,261	1.77
Vested	(17,334)	1.18
Cancelled or forfeited	—	—
Nonvested at March 31, 2024	4,657,971	$7.50

As of March 31, 2024, the total unrecognized compensation cost related to the unvested RSU's was $8.5 million which is expected to be amortized on a straight-line basis over a weighted-average period of approximately 3.2 years.

Performance and Market-based Restricted Stock Units

In February 2023, the Company issued 81,233 RSUs to employees under the New Plan that contain a combination of performance and market-based vesting conditions, subject to continued employment through each anniversary and achievement of market and performance conditions. The grant date fair value of the RSUs that contain performance and market-based vesting conditions was not material. As of December 31, 2023, 46,562 of the RSUs were forfeited and 34,671 RSUs vested and were settled. No RSUs that contain performance or market-based vesting conditions were granted or outstanding during the three months ended March 31, 2024.

Employee Stock Purchase Plan

In February 2022, the Company’s board of directors authorized the first offering under the ESPP. Under the ESPP, eligible employees may purchase shares of Taysha common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods. An employee’s payroll deductions under the ESPP are limited to 15% of the employee’s compensation and employees may not purchase more than 1,800 shares of Taysha common stock during any offering period. During the three months ended March 31, 2024 and 2023, stock-based compensation expense related to the ESPP was not material.

The following table summarizes the total stock-based compensation expense for the stock options, ESPP, RSAs and RSUs recorded in the condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023 (in thousands):

	For the Three Months Ended March 31,
	2024	2023
Research and development expense	$1,273	$(263)
General and administrative expense	1,925	1,938
Total	$3,198	$1,675

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

The Company concluded that the SSI Warrants do not meet the criteria for equity classification under the guidance of ASC 815 due to settlement provisions that permit the holder to receive a variable number of shares in the event of a specified fundamental transaction as well as provisions that permit the holder to participate in dividends. As the SSI Warrants do not meet the criteria for equity classification, the Company recorded the warrants as liabilities at their fair value. This liability is subject to remeasurement at each balance sheet date until the warrants are exercised or expire, and any change in fair value is recognized in the Company’s condensed consolidated statements of operations.

The Company determined the fair value of the SSI Warrants at issuance was $0.3 million using the Black-Scholes-Merton option pricing model. The following assumptions were used to estimate the fair value of the warrants at issuance:

Risk-free interest rate	3.46%
Expected dividend yield	—
Expected term (in years)	5.2
Expected volatility	81%
Market value of common stock (per share)	$0.71

The fair value adjustment as of March 31, 2024 was $0.3 million using the Black-Scholes-Merton option pricing model. As of March 31, 2024, 316,667 of the SSI Warrants have vested and are exercisable. No warrants were exercised during the period.

The Company estimated the fair value of the SSI Warrant liability using the following assumptions as of March 31, 2024:

Risk-free interest rate	4.21%
Expected dividend yield	—
Expected term (in years)	4.5
Expected volatility	90%
Market value of common stock (per share)	$2.87

The following table summarizes changes in the Company’s warrant liability during the year ended March 31, 2024 (in thousands):

Warrant Liability
Balance at January 1, 2024	$454
Change in fair value	337
Balance at March 31, 2024	$791

Note 11—Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Since the Company had a net loss in all periods presented, basic and diluted net loss per common share are the same.

In August 2023, the Company issued liability-classified Pre-Funded Warrants with a nominal exercise price of $0.001 per share (see Note 10). In accordance with ASC 260, Earnings Per Share (ASC 260), shares issuable for little to no cash consideration should be included in the number of outstanding shares used to calculate basic loss per share as long as all conditions necessary for exercise are met. The conditions for exercise were met on November 15, 2023, at which time the Pre-Funded Warrants were reclassified into equity. The Pre- Funded Warrants are therefore included as outstanding shares as of November 15, 2023 to calculate the weighted average number of shares outstanding to calculate basic loss per share.

The following table represents the calculation of basic and diluted net loss per common share (in thousands, except share and per share data):

	For the Three Months Ended March 31,
	2024	2023
Net loss	$(24,061)	$(17,622)
Weighted-average shares of common stock outstanding used to compute net loss per common share, basic and diluted	231,249,344	63,260,905
Net loss per common share, basic and diluted	$(0.10)	$(0.28)

The following common stock equivalents outstanding as of March 31, 2024 and 2023 were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti‑dilutive:

	March 31, 2024	March 31, 2023
Unvested RSUs	4,657,971	750,081
Stock options	15,162,463	5,429,552
SSI Warrants	316,667	—
Total	20,137,101	6,179,633

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

As of March 31, 2024, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2023.

Note 13—Commitments and Contingencies

Litigation

From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities. The Company records a liability when a particular contingency is probable and estimable.

In January 2024 and April 2024, the Company was named a nominal defendant in two putative stockholder derivative actions filed by stockholders of the Company in the Court of Chancery of the State of Delaware. Shortly after filing suit, the plaintiff in the second-filed action voluntarily dismissed his lawsuit and filed a substantially similar action except with fewer named defendants. The complaints assert claims relating to the Company’s August 2023 Private Placement against (i) certain of the Company’s current and former directors and officers for breach of fiduciary duty and unjust enrichment; and (ii) against certain participants in the Company’s August 2023 Private Placement for aiding and abetting breach of fiduciary duty and unjust enrichment. The complaints seek an unspecified award of damages in the Company’s favor, plus pre-judgment and post-judgement interest, and an award to the plaintiffs for the costs and disbursement of the action, including fees for their attorneys, experts, and accountants. The Company has not recorded a liability related to these lawsuits because, at this time, the Company is unable to reasonably estimate possible losses or gains or determine whether an unfavorable outcome is either probable or remote.

Commitments

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its directors, officers, employees, licensors, suppliers and service providers. The Company’s maximum exposure under these arrangements is unknown at March 31, 2024. The Company does not anticipate recognizing any significant losses relating to these arrangements.

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

Payment of these costs are substantially complete as of March 31, 2024. The amount of accrued severance recorded as of March 31, 2024 is as follows (amounts in thousands):

Accrued Severance
Accrued severance as of January 1, 2024	$390
Severance recorded	—
Severance paid	(363)
Accrued severance as of March 31, 2024	$27

Note 15 – Retirement Plan

In July 2021, the Company adopted a 401(k) retirement savings plan that provides retirement benefits to all full-time employees. Eligible employees may contribute a percentage of their annual compensation, subject to Internal Revenue Service limitations. The Company contributed $0.2 million and $0.1 million to the 401(k) retirement savings plan for the three months ended March 31, 2024 and 2023, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2023 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2023, or Annual Report, filed with the Securities and Exchange Commission, or the SEC, on March 19, 2024. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us,” and “our” refer to Taysha Gene Therapies, Inc. together with its consolidated subsidiaries.

Forward-Looking Statements

The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part I, Item 1A, “Risk Factors” in our Annual Report. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements.

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

We are evaluating TSHA-102 in the REVEAL Phase 1/2 adolescent and adult trial, which is a first-in-human, open-label, randomized, dose-escalation and dose-expansion study evaluating the safety and preliminary efficacy of TSHA-102 in adolescent and adult females aged 12 years and older with Rett syndrome due to MECP2 loss-of-function mutation. The trial is taking place in Canada and the United States. We dosed the first two adult patients with Rett syndrome in 2023. There have been no treatment-emergent serious adverse events as of the 35-week assessment post-treatment for the first adult patient treated. In addition, there have been no treatment-emergent serious adverse events as of the 19-week assessment post-treatment for the second adult patient treated. The independent data monitoring committee, or IDMC, meeting to review the clinical data from the first two adult patients and the first pediatric patient took place in February 2024. The IDMC approved our request to proceed to earlier dose escalation in the adolescent and adult trial, enabling early advancement to cohort 2. The first patient in cohort 2 (high dose, 1x1015 total vg) has been enrolled, and dosing has been scheduled for the second quarter of 2024. We expect to provide an update on available safety and efficacy data from completed cohort 1 (low dose, 5.7x1014 total vg) in mid-2024. We expect to report initial available safety and efficacy data from cohort 2 (high dose, 1x1015 total vg) in the second half of 2024.

We are also evaluating TSHA-102 in the REVEAL Phase 1/2 pediatric trial, which is an open-label, randomized, dose-escalation and dose-expansion study evaluating the safety and preliminary efficacy of TSHA-102 in pediatric females with Rett syndrome due to MECP2 loss-of-function mutation. The trial is taking place in the United States. We submitted a CTA to the United Kingdom’s Medicines and Healthcare Products Regulatory Agency, or MHRA, for pediatric patients with Rett syndrome and submitted an IND application for pediatric patients with Rett syndrome to the FDA for TSHA-102 early in the third quarter of 2023.

In August 2023, we received clearance from the FDA on our IND for TSHA-102 in pediatric patients with Rett syndrome and dosed the first Rett syndrome pediatric patient in December 2023. In February 2024, the IDMC provided clearance to dose the second pediatric patient following review of initial clinical data from the six-week post-treatment assessment from the first pediatric patient dosed. We dosed the second patient in cohort 1 in the first quarter of 2024. We expect to report initial available safety and efficacy data from cohort 1 (low dose, 5.7x1014 total vg) in mid-2024. We expect to report initial available safety and efficacy data from cohort 2 (high dose, 1x1015 total vg) in the second half of 2024.

We have received orphan drug designation and rare pediatric disease designation from the FDA and orphan drug designation from the European Commission for TSHA-102 for the treatment of Rett syndrome. We also received Fast Track Designation from the FDA for TSHA-102 for the treatment of Rett syndrome. We also received CTA clearance from the MHRA in early 2024. In February 2024, we received Innovative Licensing and Access Pathway, or ILAP, designation for TSHA-102 from the U.K. MHRA. The ILAP aims to facilitate patient access to novel treatments by accelerating time to market through opportunities for enhanced engagements with U.K. regulatory authorities and other stakeholders. In April 2024, the FDA granted Regenerative Medicine Advanced Therapy (RMAT) designation for TSHA-102 in Rett syndrome. RMAT designation follows the FDA’s review of available safety and efficacy data from the first three patients with Rett syndrome dosed with the low dose of TSHA-102 (5.7x1014 total vg) across the REVEAL Phase 1/2 adolescent and adult trial and the REVEAL Phase 1/2 pediatric trial. RMAT designation was designed to expedite the development and review of regenerative medicine therapies. A regenerative medicine therapy is eligible for RMAT designation if it is intended to treat, modify, reverse or cure a serious condition, and preliminary clinical evidence indicates the therapy has the potential to address unmet medical needs for such condition. Sponsor companies receiving RMAT designation can benefit from increased interactions with the FDA involving senior managers, with the goal of expediting drug development.

We have a limited operating history. Since our inception, our operations have focused on organizing and staffing our company, business planning, raising capital and entering into collaboration agreements for conducting preclinical and clinical development activities for our product candidates. Our lead product candidate is still in the clinical stage. We do not have any product candidates approved for sale and have not generated any revenue from product sales. Through March 31, 2024, we have funded our operations primarily through: (i) the sale of equity, raising an aggregate of $589.0 million of gross proceeds from our initial public offering, or the IPO, sales of common stock pursuant to our Sales Agreement (as defined below), our October 2022 follow-on offering and our 2023 private placements; (ii) pre-IPO private placements of our convertible preferred stock; (iii) our Term Loan Agreement (as defined below) and subsequently the Trinity Term Loan Agreement (as defined below); and (iv) the Astellas Transactions (as defined below).

On November 13, 2023, or the Trinity Closing Date, we entered into a Loan and Security Agreement, or the Trinity Term Loan Agreement, by and among us, the lenders party thereto from time to time, or the Trinity Lenders, and Trinity Capital Inc., as administrative agent and collateral agent for the Trinity Lenders, or Trinity. The Trinity Term Loan Agreement provides for, on the Trinity Closing Date, $40.0 million aggregate principal amount of term loans, or, collectively, the Trinity Term Loans. We drew the Trinity Term Loans in full on the Trinity Closing Date. The proceeds of the Trinity Term Loans were used to repay our obligations under the Loan and Security Agreement, or the Term Loan Agreement, with the lenders party thereto from time to time, or the Lenders and Silicon Valley Bank, as administrative agent and collateral agent for the Lenders, or the Agent, in full. The Term Loan Agreement with Silicon Valley Bank was terminated concurrently with entry into the Trinity Term Loan Agreement.

Since our inception, we have incurred significant operating losses. Our net losses were $24.1 million for the three months ended March 31, 2024 and $17.6 million for the three months ended March 31, 2023. As of March 31, 2024, we had an accumulated deficit of $537.1 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

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
•
work with CMOs to manufacture current Good Manufacturing Practice, or GMP material for clinical trials or potential commercial sales;
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

Our Pipeline

We are focused on discovering, developing and commercializing gene therapies for the treatment of monogenic diseases of the CNS, in both rare and large patient populations. Our primary focus is advancing our lead TSHA-102 clinical program in Rett syndrome, while our pipeline of CNS programs offers the potential for additional development opportunities in the future. The stage of development of our Rett syndrome program, including the progress in our ongoing clinical trials, is represented in the below table:

As of the date of this report, we have deprioritized the company-sponsored evaluation of certain clinical-stage programs, including TSHA-120 for GAN, TSHA-105 for SLC13A5, TSHA-118 for CLN1 and TSHA-121 for CLN7, and are seeking external strategic options to potentially enable further development of these programs.

TSHA-102 for Rett Syndrome

TSHA-102 is a self-complementary intrathecally delivered AAV9 gene transfer therapy in clinical evaluation for Rett syndrome, a rare progressive neurodevelopmental disorder caused by mutations in the X-linked MECP2 gene encoding methyl CpG-binding protein 2, or MeCP2, which is essential for regulating neuronal and synaptic function in the brain. The disorder is characterized by loss of communication and hand function, slowing and/or regression of development, motor and respiratory impairment, seizures, intellectual disabilities and shortened life expectancy. Rett syndrome progression is divided into four key stages, beginning with early onset stagnation at 6 to 18 months of age followed by rapid regression, plateau and late motor deterioration. Rett syndrome primarily occurs in females and is one of the most common genetic causes of severe intellectual disability.

Designed as a one-time treatment, TSHA-102 aims to address the genetic root cause of the disease by delivering a functional form of MECP2 to cells in the CNS. The vector is delivered directly to the cerebrospinal fluid via intrathecal administration, which facilitates optimal biodistribution and cell transduction within key regions of the CNS. Because of the risks associated with both under- and over-expression of MeCP2, we have combined high-throughput microRNA, or miRNA, profiling and genome mining to create miRNA-Responsive Auto-Regulatory Element, or miRARE, our novel miRNA target panel. The miRARE element includes binding sites for endogenous miRNA, which are responsive to MeCP2 levels to prevent overexpression. By utilizing the miRARE technology, TSHA-102 is designed to mediate levels of MeCP2 in the CNS on a cell-by-cell basis without risk of overexpression. By increasing MECP2 levels in MECP2 deficient cells and maintaining healthy levels of MECP2 output of healthy cells, TSHA-102 has demonstrated the ability to produce and maintain safe transgene expression levels in the CNS. (Sinnet, SE, et al. Engineered microRNA-based regulatory element permits safe high-dose miniMECP2 gene therapy in Rett mice. Brain. 2021 awab182.)

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

IT – Intrathecal; MTD – Maximum Tolerated Dose; MAD – Maximum Administered Dose.

We dosed the first adult patient with Rett syndrome in May 2023. The second adult patient was dosed in September 2023. We dosed the first pediatric patient with Rett syndrome in the Phase 1/2 REVEAL pediatric trial in December 2023 and the second pediatric patient was dosed in the first quarter of 2024. In early 2024, we announced that the U.K. MHRA authorized the CTA for TSHA-102 in pediatric patients with Rett syndrome, enabling expansion of our ongoing pediatric trial into the United Kingdom. In February 2024, we announced the expansion of the ongoing REVEAL Phase 1/2 adolescent and adult trial in Canada into the United States following submission of the adolescent and adult trial protocol to the FDA.

Cohort 1 of both trials is evaluating the low dose of TSHA-102 of 5.7x1014 total vg. Two adult patients have been dosed in cohort 1 in the adolescent and adult trial, and TSHA-102 showed a well-tolerated safety profile with no treatment-emergent serious adverse events as of the week 35 post-treatment assessment for the first adult patient and as of the week 19 post-treatment assessment for the second adult patient. Following review of available clinical data from the first two dosed adult patients and first dosed pediatric patient showing that TSHA-102 was generally well-tolerated, and in light of the potential for improved benefit at the higher dose (1x1015 total vg), in February 2024, the IDMC approved our request to proceed to earlier dose escalation in the adolescent and adult trial, enabling earlier advancement to cohort 2 evaluating 1x1015 total vg. Dosing in cohort 1 of the adolescent and adult trial is now considered complete. We have enrolled the first patient in cohort 2 of the adolescent and adult trial and scheduled dosing for the second quarter of 2024. The IDMC also approved the dosing of the second patient in cohort 1 of the pediatric trial, and the second pediatric patient was dosed in the first quarter of 2024.

We expect to report initial available safety and efficacy data from cohort 1 of the pediatric trial and an update on available safety and efficacy data from completed cohort 1 (low dose, 5.7x1014 total vg) of the adolescent and adult trial in mid-2024. We expect to report initial available safety and efficacy data from cohort 2 (high dose, 1x1015 total vg) of both the adolescent and adult trial and the pediatric trial in the second half of 2024.

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

As of 19-weeks post-treatment, the PI noted that the second adult patient’s improvements observed across multiple clinical domains had been maintained with new improvements at decreased steroid levels relative to earlier post-treatment assessments. These include sustained improvement in motor function, with the patient’s hands more open and relaxed, and improved hand stereotypies, with less forceful hand wringing. These observations from the PI are supported by video evidence. The second adult patient also showed sustained improvements in social/communication skills as she was more interested, engaged and alert, including showing increased response to spoken words and eye contact, as supported by improved social skills on the clinician administered R-MBA scale. The second adult patient also showed sustained improvements in autonomic function, including improved breathing patterns with fewer breath holding spells and infrequent hyperventilation compared to before treatment, and improved circulation, with hands and feet at a more normal temperature and color. Finally, the second adult patient showed pronounced improvements in seizure frequency at week 19 post-treatment, with a significant reduction in seizures at 25% lower levels of anti-seizure medication, relative to baseline. The PI noted that the patient’s epilepsy had been much better controlled following treatment at a lower dose of anti-seizure medication, and has been seizure-free for 17 weeks as of the week 19 post-treatment time point, despite a pre-treatment seizure frequency of approximately two to four seizures per week. The PI’s clinical observations are supported by clinical and video evidence as well as caregiver-reported seizure diaries.

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

TSHA-102-CL-101 Trial Adult Patient 2 Efficacy Data

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

Seizure diary demonstrated reduced seizure events relative to baseline through 19-weeks post-treatment for the second adult patient at lower levels of anti-seizure medication, based on caregiver-reported medical history. Pre-treatment, the second adult patient had approximately two to four seizures per week, and there has been a significant reduction in seizures post-treatment with TSHA-102 at 25% lower levels of anti-seizure medication, relative to baseline. Post-treatment, the second adult patient had a single seizure event on day 13 as of week 19 post-treatment. The seizure was an unknown type, with motor manifestations and lasted less than one minute duration. The patient has been seizure-free for 17 weeks as of the week 19 post-treatment time point.

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

In September 2023, subsequent to the receipt of Type C meeting feedback from the FDA regarding a registrational path for TSHA-120, we announced that we discontinued the development of our TSHA-120 program in the evaluation for the treatment of GAN. In January 2024, we initiated the transfer of the FDA IND application and investigational clinical trial material for TSHA-120 in GAN to clinical trial collaborator NINDS, creating an opportunity for continued clinical evaluation of TSHA-120 in GAN. Additionally, we have entered discussions with the originating advocacy organization regarding TSHA-120 in an effort to transfer rights back to the advocacy organization to move the program forward.

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

Other Programs

We have a pipeline of early-stage gene therapy programs targeting CNS diseases that we may progress in the future or advance through potential partnerships.

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

On April 2, 2020, we amended the UT Southwestern Agreement to include the addition of another licensed product and certain indications, and a right of first refusal to us over certain patient dosing patents. No additional consideration was transferred in connection with this amendment. In March 2022, we and UT Southwestern mutually agreed to revise the payment schedules and current performance expectations of the current sponsored research agreements under the UT Southwestern Agreement and defer payments by fifteen months. In December 2023, we and UT Southwestern mutually agreed to terminate specific sponsored research agreements. There are no outstanding payments due for these terminated programs as of March 31, 2024.

In connection with the UT Southwestern Agreement, we issued to UT Southwestern 2,179,000 shares of our common stock. We do not have any future milestone or royalty obligations to UT Southwestern under the UT Southwestern Agreement, other than costs related to the maintenance of patents.

The UT Southwestern Agreement expires on a country-by-country and licensed product-by-licensed product basis upon the expiration of the last valid claim of a licensed patent in such country for such licensed product. After the initial research term, we may terminate the agreement, on an indication-by-indication and licensed product-by-licensed product basis, at any time upon specified written notice to UT Southwestern. Either party may terminate the agreement upon an uncured material breach of the agreement or insolvency of the other party. In December 2023, we transferred rights to specific indications back to UT Southwestern.

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

In December 2021, our CTA filing for TSHA-118 for the treatment of CLN1 disease was approved by Health Canada and therefore triggered a regulatory milestone payment in connection with the Abeona CLN1 Agreement. We recorded $3.0 million within research and development expenses in the consolidated statements of operations for the year ended December 31, 2021. The milestone fee was paid in January 2022 and has been classified as an investing outflow in the condensed consolidated statements of cash flows for the three months ended March 31, 2022. No additional milestone payments were made or triggered during the three months ended March 31, 2024.

The Abeona CLN1 Agreement expires on a country-by-country and licensed product-by-licensed product basis upon the expiration of the last royalty term of a licensed product in such country. Either party may terminate the agreement upon an uncured material breach of the agreement or insolvency of the other party. We may terminate the agreement for convenience upon specified prior written notice to Abeona.

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

In March 2022, our CTA filing for TSHA-102 for the treatment of Rett Syndrome was approved by Health Canada and therefore triggered a regulatory milestone payment of $1.0 million in connection with the Rett Agreement, which was paid in July 2022. In May 2023, we dosed the first patient with TSHA-102 in the Phase 1/2 REVEAL trial evaluating the safety and preliminary efficacy of TSHA-102 in adult patients with Rett syndrome and therefore triggered a milestone payment of $3.5 million in connection with the Rett Agreement, which was paid in August 2023. No additional milestone payments were made during the three months ended March 31, 2024.

The Abeona Rett Agreement expires on a country-by-country and licensed product-by-licensed product basis upon the expiration of the last royalty term of a licensed product in such country. Either party may terminate the agreement upon an uncured material breach of the agreement or insolvency of the other party. We may terminate the agreement for convenience upon specified prior written notice to Abeona.

Option Agreement with Astellas

On October 21, 2022, or the Effective Date, we entered into an Option Agreement, or the Option Agreement, with Audentes Therapeutics, Inc. (d/b/a Astellas Gene Therapy), or Astellas.

TSHA-120 Giant Axonal Neuropathy

Under the Option Agreement, we granted to Astellas an exclusive option to obtain an exclusive, worldwide, royalty and milestone-bearing right and license (A) to research, develop, make, have made, use, sell, offer for sale, have sold, import, export and otherwise exploit, or, collectively, Exploit or the Exploitation, the product known, as of the Effective Date, as TSHA-120, or the 120 GAN Product, and any backup products with respect thereto for use in the treatment of GAN or any other gene therapy product for use in the treatment of GAN that is controlled by us or any of our affiliates or with respect to which we or any of our affiliates controls intellectual property rights covering the Exploitation thereof, or a GAN Product, and (B) under any intellectual property rights controlled by us or any of our affiliates with respect to such Exploitation, or the GAN Option. Subject to certain extensions, the GAN Option was exercisable from the Effective Date through a specified period of time following Astellas’ receipt of (i) the formal minutes from the Type B end-of-Phase 2 meeting between us and the FDA in response to our meeting request sent to the FDA on September 19, 2022 for the 120 GAN Product, (ii) all written feedback from the FDA with respect to the Type B end-of-Phase 2 Meeting, and (iii) all briefing documents sent by us to the FDA with respect to the Type B end-of-Phase 2 Meeting. Following the receipt of Type C meeting feedback from the FDA regarding a registrational path for TSHA-120 in September 2023, Astellas elected not to exercise the GAN Option, and we recognized revenue related to this expiration during the third quarter of 2023.

TSHA-102 Rett Syndrome

Under the Option Agreement, we also granted to Astellas an exclusive option to obtain an exclusive, worldwide, royalty and milestone-bearing right and license (A) to Exploit any Rett Product (as defined below), and (B) under any intellectual property rights controlled by us or any of our affiliates with respect to such Exploitation, or the Rett Option. Subject to certain extensions, the Rett Option is exercisable from the Effective Date through a specified period of time following Astellas’ receipt of (1) certain clinical data from the female pediatric trial and (2) certain specified data with respect to TSHA-102, or the Rett Option Period related to (i) the product known, as of the Effective Date, as TSHA-102 and any backup products with respect thereto for use in the treatment of Rett syndrome, and (ii) any other gene therapy product for use in the treatment of Rett syndrome that is controlled by us or any of our affiliates or with respect to which we or any of our affiliates controls intellectual property rights covering the Exploitation thereof, or a Rett Product.

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

Components of Results of Operations

Revenue

Revenue for the three months ended March 31, 2024 was derived from the Astellas Transactions. We recognize revenue as research and development activities related to our Rett program are performed. Revenue related to the material rights associated with the Rett Option and the GAN Option must be recognized at a point in time when the options are exercised or the option period expires. In September 2023, Astellas elected not to exercise the GAN Option, therefore we recognized revenue related to the GAN Option during the year ended December 31, 2023.

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

Operating Expenses

Research and Development Expenses

Research and development expenses primarily consist of clinical and preclinical development of our product candidates and discovery efforts, including conducting preclinical studies, manufacturing development efforts, preparing for and conducting clinical trials and activities related to regulatory filings for our product candidates. Research and development expenses are recognized as incurred and payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received. Costs incurred in obtaining technology licenses through asset acquisitions are charged to research and development expense if the licensed technology has not reached technological feasibility and has no alternative future use. Research and development expenses include or could include:

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We reduced our research and development and general and administrative spend from 2022 to 2023 but have increased and expect to continue to increase our research and development expenses with respect to the Rett clinical trials for the foreseeable future as we continue the development of TSHA-102 and manufacturing processes and conduct discovery and research activities for our preclinical programs. We cannot determine with certainty the timing of initiation, the duration or the completion costs of current or future preclinical studies and clinical trials of our product candidates due to the inherently unpredictable nature of preclinical and clinical development. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to the results of ongoing and future preclinical studies and clinical trials, regulatory developments and our ongoing assessments as to each product candidate’s commercial potential. We will need to raise substantial additional capital in the future. Our clinical development costs are expected to increase significantly as we commence clinical trials. Our future expenses may vary significantly each period based on factors such as:

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
•
the ability to manufacture our product candidates;
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

We anticipate that certain of our general and administrative expenses will decrease in the future as a result of the reductions in our headcount in 2022 and 2023 to support our infrastructure and focus on our Rett program. We also anticipate that our general and administrative expenses may increase in the future as a result of payments for accounting, audit, legal, consulting services, costs associated with maintaining compliance with Nasdaq listing rules and SEC requirements, director and officer liability insurance, investor and public relations activities and other expenses associated with operating as a public company to support planned future Rett program development.

Other Income (Expense)

Other income (expense) consists primarily of dividends earned from our money market fund and interest income on our cash and cash equivalents, interest expense on borrowings under the Trinity Term Loan, and non-cash changes in the fair value of our outstanding warrant liability and the Trinity Term Loan.

Results of Operations

Results of Operations for the Three Months ended March 31, 2024 and 2023

The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023 (in thousands):

	For the Three Months Ended March 31,
	2024	2023
Revenue	$3,411	$4,706
Operating expenses:
Research and development	20,657	12,514
General and administrative	7,084	8,751
Total operating expenses	27,741	21,265
Loss from operations	(24,330)	(16,559)
Other income (expense):
Change in fair value of warrant liability	(337)	—
Change in fair value of term loan	(1,053)	—
Interest income	1,693	319
Interest expense	(29)	(1,374)
Other expense	(5)	(8)
Total other income (expense), net	269	(1,063)
Net loss	$(24,061)	$(17,622)

Revenue

Revenue related to the Astellas Transactions was $3.4 million for the three months ended March 31, 2024, compared to $4.7 million for the three months ended March 31, 2023. The revenue recorded is the result of Rett research and development activities performed during the respective first quarter of 2024 and 2023.

Research and Development Expenses

Research and development expenses were $20.7 million for the three months ended March 31, 2024, compared to $12.5 million for the three months ended March 31, 2023. The $8.2 million increase was primarily driven by a $7.6 million increase in GMP batch activities during the three months ended March 31, 2024, which is representative of the intended commercial manufacturing process for TSHA-102 in Rett syndrome. Additionally, clinical trial expenses increased due to ongoing activities in the REVEAL adolescent/adult and pediatric trials.

General and Administrative Expenses

General and administrative expenses were $7.1 million for the three months ended March 31, 2024, compared to $8.8 million for the three months ended March 31, 2023. The decrease of $1.7 million was due to reduced general and administrative compensation as a result of lower headcount and reduced consulting and professional fees.

Other Income (Expense)

Change in fair value of warrant liability

Change in fair value of warrant liability was a non-cash expense totaling $0.3 million for the three months ended March 31, 2024 related to the SSI Warrants (as defined below).

Change in fair value of term loan

We elected the fair value option for the Trinity Term Loan and changes to fair value, other than changes that are directly attributable to instrument-specific credit risk, are recorded as a component of other income (expense). The change in fair value was $1.1 million for the three months ended March 31, 2024.

Interest Income

Interest income was $1.7 million for the three months ended March 31, 2024 compared to $0.3 million for the three months ended March 31, 2023. The increase in income is primarily attributable to dividends earned from our money market fund and interest earned on our savings account following the investment of proceeds raised in our August 2023 Private Placement (as defined below).

Interest Expense

Interest expense was less than $0.1 million for the three months ended March 31, 2024, compared to $1.4 million for the three months ended March 31, 2023. The decrease of approximately $1.3 million was primarily attributable to interest expense incurred under the Term Loan Agreement for the three months ended March 31, 2023.

Liquidity and Capital Resources

Overview

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses. As of March 31, 2024, we had cash and cash equivalents of $124.0 million. We have funded our operations primarily through equity financings, raising an aggregate of $589.0 million in gross proceeds from equity financings, including from pre-IPO private placements of convertible preferred stock, our IPO, and subsequent sales of common stock in public and private securities offerings, our term loans and the Astellas Transactions.

On the Trinity Closing Date, we entered into the Trinity Term Loan Agreement, by and among us, the Trinity Lenders, and Trinity. The Trinity Term Loan Agreement provided for, on the Trinity Closing Date, $40.0 million aggregate principal amount of term loans, or, collectively, the Trinity Term Loans. We drew the Trinity Term Loans in full on the Trinity Closing Date. The interest rate applicable to the Trinity Term Loans is the greater of (a) the Wall Street Journal Prime Rate plus 4.50% or (b) 12.75% per annum. The Trinity Term Loans are interest only from the Trinity Closing Date through 36 months from the Trinity Closing Date, which may be extended to 48 months from the Trinity Closing Date upon the satisfaction of certain milestones set forth in the Trinity Term Loan Agreement, after which we are required to pay equal monthly installments of principal through November 13, 2028, or the Maturity Date. The Trinity Term Loans may be prepaid in full (i) from the Trinity Closing Date through November 13, 2024, with payment of a 3.00% prepayment premium, (ii) from November 13, 2024 through November 13, 2025, with payment of a 2% prepayment premium, and (iii) from November 13, 2025 through, but excluding, the Maturity Date, with payment of a 1% prepayment premium. On the Trinity Closing Date, we paid Trinity a commitment fee of 1.00% of the original principal amount of the Trinity Term Loans. Upon repayment in full of the Trinity Term Loans, we will pay Trinity an end of term payment equal to 5.00% of the original principal amount of the Trinity Term Loans.

The obligations under the Trinity Term Loan Agreement are secured by a perfected security interest in all of our assets except for certain customarily excluded property pursuant to the terms of the Trinity Term Loan Agreement. There are no financial covenants and no warrants associated with the Trinity Term Loan Agreement. The Trinity Term Loan Agreement contains various covenants that limit our ability to engage in specified types of transactions without the consent of Trinity and the Trinity Lenders which include, among others, incurring or assuming certain debt; merging, consolidating or acquiring all or substantially all of the capital stock or property of another entity; changing the nature of our business; changing our organizational structure or type; licensing, transferring or disposing of certain assets; granting certain types of liens on our assets; making certain investments; and paying cash dividends. The Trinity Term Loan Agreement also contains customary representations and warranties, and also includes customary events of default, including payment default, breach of covenants, change of control, and material adverse effects. Upon the occurrence of an event of default, a default interest rate of an additional 5% per annum may be applied to the outstanding loan balances, and the Trinity Lenders may declare all outstanding obligations immediately due and payable and exercise all of its rights and remedies as set forth in the Trinity Term Loan Agreement and under applicable law. The proceeds of the Trinity Term Loans were used to repay our obligations under the Term Loan Agreement with Silicon Valley Bank in full. The Term Loan Agreement with Silicon Valley Bank was terminated concurrently with entry into the Trinity Term Loan Agreement.

On October 5, 2021, we filed a shelf registration statement on Form S-3 with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants and units or any combination thereof up to a total aggregate offering price of $350.0 million. We also simultaneously entered into a Sales Agreement, or the Sales Agreement with SVB Leerink LLC and Wells Fargo Securities, LLC, or the Sales Agents, pursuant to which we may issue and sell, from time to time at our discretion, shares of our common stock having an aggregate offering price of up to $150.0 million through the Sales Agents. In March 2022, we amended the Sales Agreement to, among other things, include Goldman Sachs & Co. LLC as an additional Sales Agent. In April 2022, we sold 2,000,000 shares of common stock pursuant to the Sales Agreement and received net proceeds of $11.6 million. No other shares of common stock have been issued and sold pursuant to the Sales Agreement as of March 31, 2024.

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

On October 26, 2022, we entered into an underwriting agreement, or the Underwriting Agreement, with Goldman Sachs & Co. LLC, or the Underwriter, to issue and sell 14,000,000 shares of our common stock, par value $0.00001 per share, in an underwritten public offering, or the Follow-on Offering, pursuant to an effective registration statement on Form S-3 and a related prospectus and prospectus supplement. The offering price to the public was $2.00 per share and the Underwriter purchased the shares from us pursuant to the Underwriting Agreement at a price of $1.88 per share. In addition, we granted the Underwriter an option to purchase, for a period of 30 days, up to an additional 2,100,000 shares of our common stock. The Follow-on Offering closed on October 31, 2022 and we received net proceeds of $26.0 million after deducting underwriting discounts, commissions and offering expenses. On November 10, 2022, the Underwriter exercised their option to purchase an additional 765,226 shares of our common stock and we received net proceeds of $1.4 million after deducting underwriting discounts and commissions.

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

Funding Requirements

To date, we have not generated any revenues from the commercial sale of approved drug products, and we do not expect to generate substantial revenue for at least the next few years. If we fail to complete the development of our product candidates in a timely manner or fail to obtain their regulatory approval, our ability to generate future revenue will be compromised. We do not know when, or if, we will generate any revenue from our product candidates, and we do not expect to generate significant revenue unless and until we obtain regulatory approval of, and commercialize, our product candidates. We reduced spending in 2023, and anticipate such reductions will continue in 2024, as a result of our decision to discontinue development of our GAN clinical program. We have increased and expect to continue to increase our research and development expenses, particularly with respect to the Rett clinical trials, for the foreseeable future as we continue the development of our product candidates and manufacturing processes and conduct discovery and research activities for our preclinical programs. If we obtain approval for any of our product candidates, we expect to incur significant commercialization expenses related to sales, marketing, manufacturing and distribution. We anticipate that we will need substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

As of March 31, 2024, our material cash requirements consisted of $31.0 million in total lease payments under our noncancelable leases for equipment, laboratory space and office space. These leases are described in further detail in Note 5 to our unaudited condensed consolidated financial statements located in “Part I – Financial Information, Item 1. Financial Statements” in this Quarterly Report on Form 10-Q. Our most significant purchase commitments consist of approximately $9.6 million in cancellable purchase obligations to our CROs and other clinical trial vendors.

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

Cash Flows

The following table shows a summary of our cash flows for the three months ended March 31, 2024 and 2023 (in thousands):

	For the Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(19,798)	$(20,185)
Net cash used in investing activities	(140)	(3,900)
Net cash used in financing activities	(22)	(370)
Net change in cash, cash equivalents and restricted cash	$(19,960)	$(24,455)

Operating Activities

For the three months ended March 31, 2024, our net cash used in operating activities of $19.8 million primarily consisted of a net loss of $24.1 million, primarily attributable to our spending on research and development expenses. The net loss of $24.1 million was partially offset by adjustments for non-cash items, primarily stock-based compensation expense of $3.2 million and other non-cash items of $1.0 million, net. Additional cash provided by operating assets and liabilities of $0.3 million was primarily attributable to an increase in accounts payable of $4.0 million and offset by a decrease in deferred revenue of $3.4 million.

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

Investing Activities

During the three months ended March 31, 2024, investing activities used $0.1 million of cash primarily attributable to the purchase of lab equipment. During the three months ended March 31, 2023, investing activities used $3.9 million of cash primarily attributable to capital expenditures related to the close-out of our in-house manufacturing facility project.

Financing Activities

During the three months ended March 31, 2024, financing activities used less than $0.1 million of cash, which is primarily attributable to the payment of lease financing obligations which were partially offset by ESPP contributions. During the three months ended March 31, 2023, financing activities used $0.4 million of cash, which is primarily attributable to the payment of shelf registration costs and other financing transactions.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Critical Accounting Policies and Significant Judgments and Estimates

There were no material changes to our critical accounting policies that are disclosed in our audited consolidated financial statements for the year ended December 31, 2023 filed with the SEC on March 19, 2024.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act ), as of the end of the period covered by this Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Form 10-Q was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

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

Item 1A. Risk Factors.

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission on March 19, 2024.

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

3.3

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39536), filed with the Securities and Exchange Commission on November 15, 2023).

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

Taysha Gene Therapies, Inc.

Date: May 14, 2024	By:	/s/ Sean Nolan
Sean Nolan
Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2024	By:	/s/ Kamran Alam
Kamran Alam
Chief Financial Officer (Principal Financial and Accounting Officer)