Form 10-Q
period 2024-06-30
Taysha Gene Therapies, Inc.
filed 2024-08-12
CIK 1806310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 12, 2024, the registrant had 204,943,306 shares of common stock, $0.00001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Taysha Gene Therapies, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$172,743	$143,940
Restricted cash	449	449
Prepaid expenses and other current assets	3,278	3,479
Assets held for sale	2,000	2,000
Total current assets	178,470	149,868
Restricted cash	2,151	2,151
Property, plant and equipment, net	10,513	10,826
Operating lease right-of-use assets	8,971	9,582
Other non-current assets	288	304
Total assets	$200,393	$172,731
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,718	$6,366
Accrued expenses and other current liabilities	11,875	12,284
Deferred revenue	13,583	18,106
Total current liabilities	34,176	36,756
Term loan, net	37,835	40,508
Operating lease liability, net of current portion	18,134	18,953
Other non-current liabilities	1,380	1,577
Total liabilities	91,525	97,794
Commitments and contingencies - Note 13
Stockholders' equity
Preferred stock, $0.00001 par value per share; 10,000,000 shares authorized and no shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock, $0.00001 par value per share; 400,000,000 shares authorized and 201,381,450 and 186,960,193 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	2	2
Additional paid-in capital	664,457	587,942
Accumulated other comprehensive income	2,405	—
Accumulated deficit	(557,996)	(513,007)
Total stockholders’ equity	108,868	74,937
Total liabilities and stockholders' equity	$200,393	$172,731

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Taysha Gene Therapies, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$1,112	$2,395	$4,523	$7,101
Operating expenses:
Research and development	15,073	19,791	35,730	32,305
General and administrative	7,338	5,988	14,422	14,739
Total operating expenses	22,411	25,779	50,152	47,044
Loss from operations	(21,299)	(23,384)	(45,629)	(39,943)
Other income (expense):
Change in fair value of warrant liability	195	—	(142)	—
Change in fair value of term loan	(1,279)	—	(2,332)	—
Interest income	1,440	223	3,133	542
Interest expense	(27)	(1,440)	(56)	(2,814)
Other (expense) income	42	3	37	(5)
Total other income (expense), net	371	(1,214)	640	(2,277)
Net loss	$(20,928)	$(24,598)	$(44,989)	$(42,220)
Net loss per common share, basic and diluted	$(0.09)	$(0.38)	$(0.19)	$(0.66)
Weighted average common shares outstanding, basic and diluted	232,821,553	64,244,531	232,035,448	63,755,435

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Taysha Gene Therapies, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(20,928)	$(24,598)	$(44,989)	$(42,220)
Other comprehensive income:
Change in fair value of terms loan attributable to instrument specific credit risk	2,656	—	2,405	—
Comprehensive loss	$(18,272)	$(24,598)	$(42,584)	$(42,220)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Taysha Gene Therapies, Inc.

Condensed Consolidated Statements of Stockholders’ (Deficit) Equity

(in thousands, except share data)

(Unaudited)

For the Three Months Ended June 30, 2024

			Additional		Accumulated	Total
	Common Stock		Paid-in	Accumulated	Other	Stockholders'
	Shares	Amount	Capital	Deficit	Comprehensive Loss	Deficit
Balance as of March 31, 2024	187,018,275	$2	$591,166	$(537,068)	$(251)	$53,849
Stock-based compensation	—	—	3,332	—	—	3,332
Issuance of common stock and pre-funded warrants upon closing of underwritten public offering, net of underwriting discounts and commissions, and other offering costs of $5,024	14,361,113	—	69,957	—	—	69,957
Issuance of common stock upon exercise of stock options, net	2,062	—	2	—	—	2
Loss on instrument-specific credit risk	—	—	—	—	2,656	2,656
Net loss	—	—	—	(20,928)	—	(20,928)
Balance as of June 30, 2024	201,381,450	$2	$664,457	$(557,996)	$2,405	$108,868

For the Three Months Ended June 30, 2023

			Additional		Accumulated	Total
	Common Stock		Paid-in	Accumulated	Other	Stockholders'
	Shares	Amount	Capital	Deficit	Comprehensive Loss	Equity
Balance as of March 31, 2023	63,473,349	$1	$404,114	$(419,063)	$—	$(14,948)
Stock-based compensation	—	—	2,222	—	—	2,222
Issuance of common stock in private placement, net of offering costs of $ 40	705,218	—	210	—	—	210
Issuance of common stock upon vesting and settlement of restricted stock units	254,070	—	—	—	—	—
Net loss	—	—	—	(24,598)	—	(24,598)
Balance as of June 30, 2023	64,432,637	$1	$406,546	$(443,661)	$—	$(37,114)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Taysha Gene Therapies, Inc.

Condensed Consolidated Statements of Stockholders’ (Deficit) Equity

(in thousands, except share data)

(Unaudited)

For the Six Months Ended June 30, 2024

			Additional
	Common Stock		Paid-in	Accumulated	Accumulated Other	Total
	Shares	Amount	Capital	Deficit	Comprehensive Loss	Stockholders' Equity
Balance as of December 31, 2023	186,960,193	$2	$587,942	$(513,007)	$—	$74,937
Stock-based compensation	—	—	6,530	—	—	6,530
Issuance of common stock and pre-funded warrants upon closing of underwritten public offering, net of underwriting discounts and commissions, and other offering costs of $5,024	14,361,113	—	69,957	—	—	69,957
Issuance of common stock upon vesting and settlement of restricted stock units	11,282	—	—	—	—	—
Issuance of common stock under ESPP	46,800	—	26	—	—	26
Issuance of common stock upon exercise of stock options	2,062	—	2	—	—	2
Gain on instrument-specific credit risk	—	—	—	—	2,405	2,405
Net loss	—	—	—	(44,989)	—	(44,989)
Balance as of June 30, 2024	201,381,450	$2	$664,457	$(557,996)	$2,405	$108,868

For the Six Months Ended June 30, 2023

			Additional			Total
	Common Stock		Paid-in	Accumulated	Accumulated Other	Stockholders'
	Shares	Amount	Capital	Deficit	Comprehensive Loss	Equity (Deficit)
Balance as of December 31, 2022	63,207,507	$1	$402,389	$(401,441)	$—	$949
Stock-based compensation	—	—	3,897	—	—	3,897
Issuance of common stock in private placement, net of offering costs of $ 40	705,218	—	210	—	—	210
Issuance of common stock upon vesting and settlement of restricted stock units, net	483,992	—	—	—	—	—
Issuance of common stock under ESPP	35,920	—	50	—	—	50
Net loss	—	—	—	(42,220)	—	(42,220)
Balance as of June 30, 2023	64,432,637	$1	$406,546	$(443,661)	$—	$(37,114)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Taysha Gene Therapies, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(44,989)	$(42,220)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	647	674
Stock-based compensation	6,530	3,897
Research and development license expense	—	3,500
Change in fair value of warrant liability	142	—
Non-cash change in fair value of term loan	(268)	—
Non-cash lease expense	619	603
Other	1	387
Changes in operating assets and liabilities:
Prepaid expenses and other assets	129	509
Accounts payable	2,365	2,123
Accrued expenses and other liabilities	(1,955)	(1,324)
Deferred revenue	(4,523)	(7,101)
Net cash used in operating activities	(41,302)	(38,952)
Cash flows from investing activities
Purchase of property, plant and equipment	(341)	(3,852)
Net cash used in investing activities	(341)	(3,852)
Cash flows from financing activities
Debt issuance costs for term loan	(18)	—
Proceeds from issuance of common stock and pre-funded warrants from underwritten public offering, net of underwriting discounts and sales commissions and other offering costs	70,481	—
Proceeds from issuance of common stock from private placement	—	500
Payment of offering costs	—	(387)
Proceeds from common stock issuances under ESPP	26	50
Other	(43)	(156)
Net cash provided by financing activities	70,446	7
Net increase (decrease) in cash, cash equivalents and restricted cash	28,803	(42,797)
Cash, cash equivalents and restricted cash at the beginning of the period	146,540	90,517
Cash, cash equivalents and restricted cash at the end of the period	$175,343	$47,720
Cash and cash equivalents	172,743	45,083
Restricted cash	2,600	2,637
Cash, cash equivalents and restricted cash at the end of the period	$175,343	$47,720
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,655	$2,399
Supplemental disclosure of noncash investing and financing activities:
Issuance of warrants in connection with private placement	—	252
Research and development license not yet paid	—	3,500
Offering costs not yet paid	445	—

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

Sales Agreement

On October 5, 2021, the Company entered into a Sales Agreement (the “Sales Agreement”) with SVB Securities LLC (f/k/a SVB Leerink LLC) and Wells Fargo Securities, LLC (collectively, the “Sales Agents”), pursuant to which the Company may issue and sell, from time to time in its sole discretion, shares of its common stock having an aggregate offering price of up to $150.0 million through the Sales Agents. In March 2022, the Company amended the Sales Agreement to, among other things, include Goldman Sachs & Co. LLC as an additional Sales Agent. The Sales Agents may sell common stock by any method permitted by law deemed to be an “at-the-market offering” as defined in Rule 415(a)(4) of the Securities Act, including sales made directly on or through the Nasdaq Global Select Market or any other existing trade market for the common stock, in negotiated transactions at market prices prevailing at the time of sale or at prices related to prevailing market prices, or any other method permitted by law. The Sales Agents are entitled to receive 3.0% of the gross sales price per share of common stock sold under the Sales Agreement. In April 2022, the Company sold 2,000,000 shares of common stock under the Sales Agreement and received $11.6 million in net proceeds. No other shares of common stock have been issued and sold pursuant to the Sales Agreement as of June 30, 2024.

Liquidity and Capital Resources

The Company has incurred operating losses since inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. Losses are expected to continue as the Company continues to invest in its research and development activities. As of June 30, 2024, the Company had an accumulated deficit of $558.0 million. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future.

On June 26, 2024, the Company entered into an underwriting agreement (the “June 2024 Underwriting Agreement”) with Jefferies LLC and Goldman Sachs & Co. LLC, as representatives of the several underwriters set forth therein (collectively, the “Underwriters”), to issue and sell 14,361,113 shares of the Company’s common stock and, in lieu of common stock to certain investors, pre-funded warrants to purchase 18,972,221 shares of its common stock in an underwritten public offering (the “June 2024 Offering”), pursuant to an effective shelf registration statement on Form S-3 and a related prospectus and prospectus supplement. The offering price to the public was $2.25 per share of common stock and $2.249 per pre-funded warrant, which was the price to the public of each share of common stock sold in the June 2024 Offering minus the $0.001 exercise price per pre-funded warrant. The Underwriters purchased the shares and the pre-funded warrants from the Company pursuant to the June 2024 Underwriting Agreement at a price of $2.115 per share and $2.114 per pre-funded warrant, respectively. See Note 10 for additional information. The initial closing of the June 2024 Offering occurred on June 27, 2024. In addition, the Company granted the Underwriters an option to purchase, for a period of 30 days, up to an additional 5,000,000 shares of common stock. On July 9, 2024, the Underwriters exercised their option to purchase an additional 3,235,000 shares of common stock. The total net proceeds from the June 2024 Offering were approximately $76.8 million, including the proceeds from the Underwriter’s option, after deducting underwriting discounts and commissions and offering expenses. See Note 16 for additional information.

Future capital requirements will depend on many factors, including the timing and extent of spending on research and development and the market acceptance of the Company’s products. The Company will need to obtain additional financing in order to complete clinical studies and launch and commercialize any product candidates for which it receives regulatory approval. There can be no assurance that such financing will be available or will be on terms acceptable to the Company. As of June 30, 2024, the Company had cash and cash equivalents of $172.7 million, which the Company believes will be sufficient to fund its planned operations for a period of at least twelve months from the date of issuance of these unaudited condensed consolidated financial statements. The Company has based this estimate on assumptions that may prove to be wrong, and its operating plan may change as a result of many factors currently unknown to it. As a result, the Company could deplete its capital resources sooner than it currently expects. The Company expects to finance its future cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances or licensing arrangements. If the Company is unable to obtain funding, the Company would be forced to delay, reduce or eliminate some or all of its research and development programs, preclinical and clinical testing or commercialization efforts, which could adversely affect its business prospects.

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

Recently Adopted Accounting Pronouncements

There have been no significant changes in recently adopted accounting pronouncements from those disclosed in the section titled “Financial Statements and Supplementary Data” included in the 2023 Annual Report.

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values (in thousands):

	June 30, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents – money market funds	$172,103	$172,103	$—	$—
Total assets	$172,103	$172,103	$—	$—
Liabilities:
Trinity Term Loans	$37,835	$—	$—	$37,835
Success Fee Derivative liability	800	—	—	800
SSI Warrant liability	596	—	—	596
Total liabilities	$39,231	$—	$—	$39,231

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents – money market funds	$142,425	$142,425	$—	$—
Total assets	$142,425	$142,425	$—	$—
Liabilities:
Trinity Term Loans	$40,508	$—	$—	$40,508
Success Fee Derivative liability	800	—	—	800
SSI Warrant liability	454	—	—	454
Total liabilities	$41,762	$—	$—	$41,762

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

Note 4—Balance Sheet Components

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Prepaid research and development	$1,502	$1,412
Prepaid clinical trial	674	802
Deferred offering costs	601	681
Prepaid insurance	165	292
Prepaid bonus	130	—
Other	206	292
Total prepaid expenses and other current assets	$3,278	$3,479

Property, plant and equipment, net consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Leasehold improvements	$2,117	$2,117
Laboratory equipment	3,008	2,868
Computer equipment	1,271	1,133
Furniture and fixtures	864	864
Construction in progress	6,882	6,823
	14,142	13,805
Accumulated depreciation	(3,629)	(2,979)
Property, plant and equipment, net	$10,513	$10,826

Property, plant and equipment, net includes $0.8 million and $1.0 million of assets capitalized as finance leases as of June 30, 2024 and December 31, 2023, respectively.

Depreciation expense was $0.3 million and $0.4 million for the three months ended June 30, 2024 and 2023, respectively. Depreciation expense was $0.6 million and $0.7 million for the six months ended June 30, 2024 and 2023, respectively.

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Accrued research and development	$2,613	$3,467
Accrued compensation	2,885	3,423
Accrued clinical trial	2,178	1,851
Lease liabilities, current portion	1,754	1,646
Accrued professional and consulting fees	1,072	330
Warrant liability	596	454
Accrued severance	—	390
Other	777	723
Total accrued expenses and other current liabilities	$11,875	$12,284

Note 5— Leases

The Company leases certain office, laboratory, and manufacturing space.

Dallas Lease

On January 11, 2021, the Company entered into a lease agreement (the “Dallas Lease”) with Pegasus Park, LLC, a Delaware limited liability company (the “Dallas Landlord”), pursuant to which the Company leases approximately 15,000 square feet of office space at 3000 Pegasus Park Drive, Dallas, Texas 75247 (the “Office Space”).

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

Dallas Lease Expansion

On December 14, 2021, the Company amended the Dallas Lease (the “Dallas Lease Amendment”) with the Dallas Landlord, pursuant to which the Company leases approximately 18,000 square feet of office space adjacent to the Office Space at 3000 Pegasus Park Drive, Dallas, Texas 75247 (the “Expansion Premises”).

The Dallas Lease Amendment commenced on July 1, 2022, and has a term of approximately ten years.

The Company is obligated to pay operating costs and utilities applicable to the Expansion Premises. Total future minimum lease payments under the Dallas Lease Amendment over the initial 10 year term are approximately $6.0 million. The Company is responsible for costs of constructing interior improvements within the Expansion Premises that exceed a $40.00 per rentable square foot construction allowance provided by the Dallas Landlord.

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

The Company was not required to provide a security deposit in connection with its entry into the Durham Lease. The Company was responsible for constructing interior improvements within the Facility. The Company was required to place $2.6 million in an escrow account which was to be released when the improvements were substantially complete. In December 2023, the Company entered into an agreement with the landlord whereby the Company agreed to remove specified leasehold improvements which will be funded by the escrowed funds. The escrow funds are recorded as restricted cash on the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023 with $0.5 million recorded in current assets and $2.1 million in noncurrent assets. The Durham Landlord has the right to terminate the Durham Lease upon specified events of default, including the Company’s failure to pay rent in a timely manner and upon the occurrence of certain events of insolvency with respect to the Company.

Summary of all lease costs recognized under ASC 842

The following table summarizes the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost	$675	$708	$1,321	$1,360
Variable lease cost	198	243	396	486
Total lease cost	$873	$951	$1,717	$1,846

Supplemental information related to the remaining lease term and discount rate are as follows:

	June 30, 2024	December 31, 2023
Weighted average remaining lease term (in years) – Finance leases	2.38	2.88
Weighted average remaining lease term (in years) – Operating leases	10.36	10.75

Weighted average discount rate – Finance leases	10.53%	10.52%
Weighted average discount rate – Operating leases	7.82%	7.80%

Supplemental cash flow information related to the Company’s operating leases are as follows (in thousands):

	For the Six Months Ended June 30,
	2024	2023
Operating cash flows for operating leases	$1,391	$1,631

As of June 30, 2024, future minimum commitments under ASC 842 under the Company’s operating and finance leases were as follows (in thousands):

Year Ending December 31,	Operating	Finance
2024	$1,423	$227
2025	2,910	454
2026	2,485	399
2027	2,577	—
2028	2,673	—
Thereafter	17,045	—
Total lease payments	29,113	1,080
Less: imputed interest	(9,596)	(129)
Total lease liabilities	$19,517	$951
Lease liabilities, current	1,383	371
Lease liabilities, non-current	18,134	580
Total lease liabilities	$19,517	$951

Note 6—Astellas Agreements

On October 21, 2022 (the “Effective Date”), the Company entered into the Option Agreement (the “Option Agreement”) with Astellas Gene Therapies, Inc. (f/k/a Audentes Therapeutics, Inc. (d/b/a Astellas Gene Therapy))(“Astellas”), pursuant to which the Company granted to Astellas an exclusive option to obtain an exclusive, worldwide, royalty and milestone-bearing right and license (A) to research, develop, make, have made, use, sell, offer for sale, have sold, import, export and otherwise exploit, or, collectively, exploit, the product known, as of the Effective Date, as TSHA-120 (the “120 GAN Product”), and any backup products with respect thereto for use in the treatment of Giant Axonal Neuropathy (“GAN”) or any other gene therapy product for use in the treatment of GAN that is controlled by Taysha or any of its affiliates or with respect to which the Company or any of its affiliates controls intellectual property rights covering the exploitation thereof (a “GAN Product”) and (B) under any intellectual property rights controlled by Taysha or any of its affiliates with respect to such exploitation (the “GAN Option”). Subject to certain extensions, the GAN Option was exercisable from the Effective Date through a specified period of time following Astellas’ receipt of (i) the formal minutes from the Type B end-of-Phase 2 meeting between Taysha and the FDA in response to the Company’s meeting request sent to the FDA on September 19, 2022 for the 120 GAN Product (the “Type B end-of-Phase 2 Meeting”), (ii) all written feedback from the FDA with respect to the Type B end-of-Phase 2 Meeting, and (iii) all briefing documents sent by Taysha to the FDA with respect to the Type B end-of-Phase 2 Meeting. In September 2023, Astellas provided written notice of its decision not to exercise the GAN Option.

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

To determine the standalone selling price (“SSP”) of the Rett and GAN options, which the Company concluded to be material rights, the Company utilized the probability-weighted expected return (“PWERM”) method. The PWERM method contemplates the probability and timing of an option exercise. At contract inception, the Company estimated that the probability of exercise was 50% for each of the GAN and Rett options. The SSP of the Rett research and development activities was estimated using an expected cost-plus margin approach. The standalone selling prices of the material rights and Rett research and development activities were then used to proportionately allocate the $36.1 million transaction price to the three performance obligations. The $36.1 million transaction price was recorded as deferred revenue on the condensed consolidated balance sheet at the inception of the Astellas Transactions.

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

During the six months ended June 30, 2024, the Company determined that the total estimated costs to be incurred to satisfy the performance obligation associated with Rett research and development activities had increased from the cost estimate used for the year ended December 31, 2023, and the three months ended March 31, 2024. The cumulative impact of this change would have resulted in a $1.1 million decrease related to revenue previously recognized based on prior cost estimates.

The Company recognized revenue of $1.1 million and $2.4 million from Rett research and development activities for the three months ended June 30, 2024 and 2023, respectively. The Company recognized revenue of $4.5 million and $7.1 million from Rett research and development activities for the six months ended June 30, 2024 and 2023, respectively.

The Company had $13.6 million of deferred revenue on the condensed consolidated balance sheet as of June 30, 2024 comprised of $5.5 million for the Rett Option and $8.1 million of Rett research and development activities. The Company had $18.1 million of deferred revenue on the condensed consolidated balance sheet as of December 31, 2023 comprised of $5.5 million for the Rett Option and $12.6 million of Rett research and development activities. The GAN option revenue was recognized in September 2023 when Astellas provided written notice of its decision not to exercise the GAN Option.

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

The interest rate applicable to the Trinity Term Loans is the greater of (a) the Wall Street Journal (“WSJ”) Prime Rate plus 4.50% or (b) 12.75% per annum. The Trinity Term Loans are interest only from the Trinity Closing Date through 36 months from the Trinity Closing Date, which may be extended to 48 months from the Trinity Closing Date upon the satisfaction of certain milestones set forth in the Trinity Term Loan Agreement, after which the Company is required to pay equal monthly installments of principal through November 13, 2028 (the “Maturity Date”). As of June 30, 2024, $40.0 million was outstanding on the Term Loan, recorded as Term Loan, net on the condensed consolidated balance sheet.

Future principal debt payments on the Trinity Term Loan Agreement as of June 30, 2024 are as follows (in thousands):

Year Ending December 31,
2024	$—
2025	—
2026	—
2027	18,709
2028	21,291
Total principal payments	$40,000

The Trinity Term Loans may be prepaid in full (i) from the Trinity Closing Date through November 13, 2024, with payment of a 3.00% prepayment premium, (ii) from November 13, 2024 through November 13, 2025, with payment of a 2.00% prepayment premium, and (iii) from November 13, 2025 through, but excluding, the Maturity Date, with payment of a 1.00% prepayment premium. On the Trinity Closing Date, the Company paid to Trinity a commitment fee of 1.00% of the original principal amount of the Trinity Term Loans. Upon repayment in full of the Trinity Term Loans, the Company will pay to Trinity an end of term payment equal to 5.00% of the original principal amount of the Trinity Term Loans.

The obligations under the Trinity Term Loan Agreement are secured by a perfected security interest in all of the Company’s assets except for certain customarily excluded property pursuant to the terms of the Trinity Term Loan Agreement. There are no financial covenants and no warrants associated with the Trinity Term Loan Agreement. The Trinity Term Loan Agreement contains various covenants that limit the Company’s ability to engage in specified types of transactions without the consent of Trinity and the Trinity Lenders which include, among others, incurring or assuming certain debt; merging, consolidating or acquiring all or substantially all of the capital stock or property of another entity; changing the nature of the Company’s business; changing the Company’s organizational structure or type; licensing, transferring or disposing of certain assets; granting certain types of liens on the Company’s assets; making certain investments; and paying cash dividends. As of June 30, 2024, the Company is in compliance with all covenants of the Trinity Term Loans.

The Trinity Term Loan Agreement also contains customary representations and warranties, and also includes customary events of default, including payment default, breach of covenants, change of control, and material adverse effects. Upon the occurrence of an event of default, a default interest rate of an additional 5.00% per annum may be applied to the outstanding loan balances, and the Trinity Lenders may declare all outstanding obligations immediately due and payable and exercise all of its rights and remedies as set forth in the Trinity Term Loan Agreement and under applicable law.

The proceeds of the Trinity Term Loans were used to repay the Company’s obligations under the Term Loan Agreement (as defined below) with Silicon Valley Bank in full. The Term Loan Agreement with Silicon Valley Bank was terminated concurrently with entry into the Trinity Term Loan Agreement.

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

The Company remeasured the fair value of the Trinity Term Loans and Success Fee as of June 30, 2024 using a probability-weighted income approach. The Company calculated discounted cash flows of the Trinity Term Loans using a discount rate of 18.22% and adjusted for the probability of various repayment scenarios. The Company calculated the discounted cash flows of the Success Fee liability, using a discount rate of 18.22% then adjusted for the probability of achievement of certain corporate development value-inflection milestones.

The following table reconciles the change in fair value of the Trinity Term Loans during the six months ended June 30, 2024 (in thousands):

Trinity Term Loans
Beginning fair value balance at January 1, 2024	$40,508
Principal payments	—
Change in fair value reported in statements of operations	(268)
Change in fair value reported in comprehensive loss	(2,405)
Ending fair value balance as of June 30, 2024	$37,835

During the three and six months ended June 30, 2024, the Company recorded $1.3 million and $2.6 million, respectively, of interest expense within change in fair value of term loans, all of which was paid as of June 30, 2024.

The following table reconciles the change in fair value of the Success Fee liability during the six months ended June 30, 2024 (in thousands):

Success Fee
Beginning fair value balance at January 1, 2024	$800
Change in fair value of Success Fee	—
Ending fair value balance as of June 30, 2024	$800

Loan with Silicon Valley Bank

On August 12, 2021 (the “SVB Closing Date”), the Company entered into a Loan and Security Agreement (the “Term Loan Agreement”), by and among the Company, the lenders party thereto from time to time (the “Lenders”) and Silicon Valley Bank, as administrative agent and collateral agent for the Lenders (“Agent”). The Term Loan Agreement provided for (i) on the SVB Closing Date, $40.0 million aggregate principal amount of term loans available through December 31, 2021, (ii) from January 1, 2022 until September 30, 2022, an additional $20.0 million term loan facility available at the Company’s option upon having three distinct and active clinical stage programs, determined at the discretion of the Agent, at the time of draw, (iii) from October 1, 2022 until March 31, 2023, an additional $20.0 million term loan facility available at the Company’s option upon having three distinct and active clinical stage programs, determined at the discretion of the Agent, at the time of draw and (iv) from April 1, 2023 until December 31, 2023, an additional $20.0 million term loan facility available upon approval by the Agent and the Lenders (collectively, the “Term Loans”). The Company drew $30.0 million in term loans on the SVB Closing Date and $10.0 million in term loans in December 2021. The Company did not draw on the two additional $20.0 million tranches prior to expiration on September 30, 2022 and March 31,

2023. The Term Loan Agreement with Silicon Valley Bank was terminated concurrently with entry into the Trinity Term Loan Agreement in November 2023.

The interest rate applicable to the Term Loans was the greater of (a) the WSJ Prime Rate plus 3.75% or (b) 7.00% per annum. The Term Loans were interest only from the SVB Closing Date through August 31, 2024, after which the Company was required to pay equal monthly installments of principal through August 1, 2026, the maturity date.

The Term Loans could have been prepaid in full through August 12, 2023, with payment of a 1.00% prepayment premium, after which they could be prepaid in full with no prepayment premium. An additional final payment of 7.50% of the amount of Terms Loans advanced by the Lenders (“Exit Fee”) was due upon prepayment or repayment of the Term Loans in full. The Exit Fee of $3.0 million was recorded as debt discount. The debt discount was being accreted using the effective interest method over the term of the Term Loans within interest expense in the condensed consolidated statements of operations.

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

Queen’s Agreement

On February 21, 2020, the Company entered into a license agreement (the “Queen’s Agreement”) with Queen’s University at Kingston (“Queen’s”) to obtain the exclusive perpetual, royalty-bearing license, with the right to sublicense through multiple tiers, under certain patent rights and know-how of Queen’s, including certain improvements to such patent rights and know-how, to develop products in any field which use one or more valid claims of the patents licensed under the Queen’s Agreement (the “Licensed Patents”), or the technology, information and intellectual property related to the patents licensed under the Queen’s Agreement (together with the Licensed Patents, the “Licensed Products”), and to make, have made, use, sell, offer for sale, import and export Licensed Products and otherwise exploit such patents and know-how for use in certain specified indications. In exchange for the rights granted to the Company, the Company made a cash payment of $3.0 million in April 2020 which was recorded within research and development expenses in the consolidated statements of operations since the acquired license does not have an alternative future use. The Company is obligated to make aggregate cash payments of up to $10.0 million upon the completion of a combination of regulatory milestones and up to $10.0 million upon the completion of a combination of commercial milestones. In further consideration of the rights granted, beginning with the Company’s first commercial sale of the Licensed Products, the Company will also pay an annual earned royalty in the low single digits on net sales of Licensed Products, subject to certain customary reductions, and a percentage of non-royalty sublicensing revenue ranging in the low double digits. Royalties are payable, on a Licensed Products-by-Licensed Products and a country-by-country basis, until expiration of the last valid claim of a Licensed Patent covering such Licensed Products in such country and the expiration of any regulatory exclusivity for such Licensed Products in such country.

In January 2024, the Company transferred rights back to Queen’s for the Licensed Patents. No additional milestone payments were made in connection with the Queen’s Agreement during the six months ended June 30, 2024.

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

In December 2021, a regulatory milestone was triggered in connection with this agreement and therefore the Company recorded $3.0 million within research and development expenses in the consolidated statements of operations for the year ended December 31, 2021. The milestone fee was paid in January 2022 and classified as an investing cash outflow in the condensed consolidated statements of cash flows. No additional milestone payments were triggered in connection with this agreement during the six months ended June 30, 2024.

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

In March 2022, the Company’s clinical trial application, (“CTA”) filing for TSHA-102 for the treatment of Rett Syndrome was approved by Health Canada and therefore triggered a regulatory milestone payment in connection with this agreement. The Company recorded $1.0 million within research and development expenses and classified the payment as an investing cash outflow in the consolidated statements of cash flows. In May 2023, the Company dosed the first patient with TSHA-102 in the Phase 1/2 REVEAL trial evaluating the safety and preliminary efficacy of TSHA-102 in adult patients with Rett syndrome and therefore triggered a milestone payment in connection with the Abeona Rett Agreement. The Company recorded $3.5 million within research and development expenses in the condensed consolidated statements of operations for the year ended December 31, 2023. This milestone fee was paid in August 2023 and classified as an investing cash outflow in the consolidated statements of cash flows for the year ended December 31, 2023. No additional milestone payments were made or triggered in connection with this agreement during the six months ended June 30, 2024.

TSHA-120 for the treatment of GAN

In March 2021, the Company acquired the exclusive worldwide rights to a clinical-stage AAV9 gene therapy program (developed by the Company as TSHA-120) for the treatment of GAN pursuant to a license agreement (the “GAN License Agreement”) with Hannah’s Hope Fund for Giant Axonal Neuropathy, Inc. (“HHF”). In connection with the GAN License Agreement, the Company also obtained rights to collaborate with the National Institute of Neurological Disorders and Stroke (“NINDS”) on a clinical trial for TSHA-120, an intrathecally dosed AAV9 gene therapy for the treatment of GAN.

Under the terms of the GAN License Agreement, in exchange for granting the Company the exclusive worldwide rights to TSHA-120, HHF received an upfront payment of $5.5 million. No additional milestone payments were made or triggered in connection with the GAN License Agreement during the six months ended June 30, 2024. In January 2024, the Company initiated the return of the FDA Investigational New Drug application and transfer of the investigational clinical trial material for TSHA-120 in GAN to NINDS, enabling an opportunity for continued clinical evaluation of TSHA-120 in GAN after the Company discontinued development of TSHA-120 in GAN in September 2023. In January 2024, the Company gave notice of termination of the GAN License Agreement, and such termination became effective in July 2024 when all licensed rights under the GAN License Agreement reverted to HHF.

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

No additional milestone payments were made or triggered in connection with this agreement during the six months ended June 30, 2024.

Note 9—Stock-Based Compensation

On July 1, 2020, the Company’s board of directors approved the 2020 Equity Incentive Plan (“Previous Plan”) which permitted the granting of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and other stock-based awards to employees, directors, officers and consultants. As of September 16, 2020, the approval date of the New Plan (as defined below), no additional awards will be granted under the Previous Plan. The terms of the Previous Plan will continue to govern the terms of outstanding equity awards that were granted prior to approval of the New Plan.

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

Furthermore, on September 16, 2020, the Company’s stockholders approved the Employee Stock Purchase Plan (“ESPP”), which became effective upon the execution of the underwriting agreement in connection with the IPO. The maximum number of shares of common stock that may be issued under the ESPP will not exceed 362,000 shares of common stock, plus the number of shares of common stock that are automatically added on January 1st of each year for a period of up to ten years, commencing on the first January 1 following the IPO and ending on (and including) January 1, 2030, in an amount equal to the lesser of (i) one percent (1.0%) of the total number of shares of capital stock outstanding on December 31st of the preceding calendar year, and (ii) 724,000 shares of common stock. No shares were added to the ESPP in 2021. Pursuant to this provision, on January 1, 2023 and 2024, the Company increased the number of shares of common stock reserved for issuance under the ESPP by 632,075 and 724,000 respectively. The Company has issued an aggregate of 188,193 shares of common stock under the ESPP as of June 30, 2024.

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

The number of shares available for grant under the Company’s incentive plans were as follows:

	New	Inducement
	Plan	Plan	Total
Available for grant - January 1, 2024	3,162,725	4,000,000	7,162,725
Plan adjustments and amendments	9,348,009	—	9,348,009
Grants	(11,905,262)	(1,812,700)	(13,717,962)
Forfeitures	298,646	311,000	609,646
Available for grant - June 30, 2024	904,118	2,498,300	3,402,418

Stock Options

For the three months ended June 30, 2024, 1,421,760 shares of common stock under the New Plan and the Inducement Plan were awarded with a weighted-average grant date fair value per share of $2.25. The stock options vest over four years and have a ten-year contractual term. For the six months ended June 30, 2024, 9,220,821 shares of common stock under the New Plan and the

Inducement Plan were awarded with a weighted-average grant date fair value per share of $1.49. The stock options vest over one to four years and have a ten-year contractual term.

The following weighted-average assumptions were used to estimate the fair value of time-based vesting stock options that were granted during the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Risk-free interest rate	4.55%	3.72%	4.04%	3.61%
Expected dividend yield	—	—	—	—
Expected term (in years)	5.9	5.8	6.1	5.9
Expected volatility	89%	81%	89%	81%

The following table summarizes time-based vesting stock option activity, during the six months ended June 30, 2024:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Stock	Exercise	Contractual	Value
	Options	Price	Life (in years)	(in thousands)
Outstanding at January 1, 2024	5,960,922	$5.75	8.7	$1,960
Options granted	9,220,821	1.96
Exercised	(2,062)	1.18
Options cancelled or forfeited	(534,893)	2.29
Options expired	(68,701)	17.17
Outstanding at June 30, 2024	14,576,087	$3.43	9.0	$6,866
Options exercisable at June 30, 2024	2,667,407	$9.05	7.9	$1,024

The aggregate intrinsic value in the above table is calculated as the difference between the fair value of the Company’s common stock at the respective reporting date and the exercise price of the stock options. As of June 30, 2024, the total unrecognized compensation related to unvested stock option awards granted was $16.9 million, which the Company expects to recognize over a weighted-average period of approximately 2.7 years.

Performance Stock Options

In February 2023, the Company issued options to purchase 70,235 shares of common stock to employees under the New Plan that contain performance-based vesting conditions, subject to continued employment through each anniversary and achievement of the performance conditions. The grant date fair value of these awards was not material. As of June 30, 2024, 58,346 of the shares subject to the performance-based options were vested and outstanding. No performance-based stock options were exercised during the period.

In May 2023, the Company issued options to purchase 2,166,653 shares of common stock to employees under the New Plan that contain both service and performance-based vesting conditions (the “Original Options”), with a weighted average grant date fair value per share of $0.50. These Original Options were expected to vest over a 3.6 year term if a combination of clinical, regulatory and financing performance conditions were achieved. No compensation expense was recognized in 2023 related to the Original Options as achievement of the performance conditions was not considered probable. The following weighted-average assumptions were used to estimate the fair value of the options granted in February 2023 and the Original Options that were granted in May 2023:

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

The Modified Options will vest over 3.0 years. The Company recognized stock-based compensation expense of $0.3 million and $0.6 million for the three and six months ended June 30, 2024, respectively, related to the Modified Options. As of June 30, 2024, the total unrecognized compensation expense related to the Modified Options was $1.3 million, which the Company expects to recognize over a weighted average period of approximately 1.7 years using the accelerated attribution method. As of June 30, 2024, 1,516,655 of the Modified Options were outstanding. No Modified Options vested or were exercised during the period.

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

Restricted Stock Units

For the six months ended June 30, 2024, the Company issued 4,497,141 RSUs to employees under the New Plan. The RSUs are subject to a service-based vesting condition. The service-based RSUs vest in equal annual installments over a four-year period. The Company at any time may accelerate the vesting of the RSUs. Such shares are not accounted for as outstanding until they vest.

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

The Company’s RSU activity for the six months ended June 30, 2024 was as follows:

		Weighted
		Average
		Grant Date
	Number	Fair Value
	of Shares	per Share
Nonvested at January 1, 2024	375,044	$6.63
Restricted units granted	4,497,141	1.83
Vested	(240,250)	4.96
Cancelled or forfeited	—	—
Nonvested at June 30, 2024	4,631,935	$2.06

As of June 30, 2024, there were 222,216 vested and unsettled RSU awards with a weighted average grant date fair value of $5.25 per share.

As of June 30, 2024, the total unrecognized compensation cost related to the unvested RSU's was $7.6 million which is expected to be amortized on a straight-line basis over a weighted-average period of approximately 3.2 years.

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

No RSUs that contain performance or market-based vesting conditions were granted or outstanding during the six months ended June 30, 2024.

Employee Stock Purchase Plan

In February 2022, the Company’s board of directors authorized the first offering under the ESPP. Under the ESPP, eligible employees may purchase shares of Taysha common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods. An employee’s payroll deductions under the ESPP are limited to 15% of the employee’s compensation and employees may not purchase more than 1,800 shares of Taysha common stock during any offering period. During the six months ended June 30, 2024 and 2023, stock-based compensation expense related to the ESPP was not material.

The following table summarizes the total stock-based compensation expense for the stock options, ESPP, RSAs and RSUs recorded in the condensed consolidated statements of operations for the three and six months ended June 30, 2024 and 2023 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Research and development expense	$1,330	$1,082	$2,604	$819
General and administrative expense	2,002	1,140	3,926	3,078
Total	$3,332	$2,222	$6,530	$3,897

Note 10—Warrants

Pre-Funded Warrants

Pre-Funded Warrants Issued in August 2023

On August 14, 2023, the Company entered into a Securities Purchase Agreement (the “August 2023 Purchase Agreement”) with certain institutional and other accredited investors (the “Purchasers”), pursuant to which the Company agreed to sell and issue to the Purchasers in a private placement transaction (the “August 2023 Private Placement”) (i) 122,412,376 shares (the “PIPE Shares”) of the Company’s common stock, and (ii) with respect to certain Purchasers, pre-funded warrants to purchase 44,250,978 shares of the Company’s common stock (the “2023 Pre-Funded Warrants”) in lieu of shares of the Company’s common stock. The purchase price per share of common stock was $0.90 per share (the “PIPE Purchase Price”), and the purchase price for the 2023 Pre-Funded Warrants was the PIPE Purchase Price minus $0.001 per Pre-Funded Warrant.

The 2023 Pre-Funded Warrants have a per share exercise price of $0.001, subject to proportional adjustments in the event of stock splits or combinations or similar events. The Pre-Funded Warrants will not expire until exercised in full. The 2023 Pre-Funded Warrants may not be exercised if the aggregate number of shares of common stock beneficially owned by the holder thereof immediately following such exercise would exceed a specified beneficial ownership limitation; provided, however, that a holder may increase or decrease the beneficial ownership limitation by giving 61 days’ notice to the Company, but not to any percentage in excess of 19.99%. The exercise of the 2023 Pre-Funded Warrants was also contingent upon receipt of stockholder approval of an increase in the authorized shares of the Company’s common stock (the “Stockholder Approval”), which the Company obtained at a special meeting of stockholders held on November 15, 2023.

The closing of the August 2023 Private Placement occurred on August 16, 2023 (the “PIPE Closing”). The total gross proceeds to the Company at the PIPE Closing were $150.0 million, and after deducting placement agent commissions and offering expenses payable by the Company, net proceeds were $140.3 million. The Company used the with-and-without method to allocate the total gross proceeds by first allocating the portion of the proceeds equal to the fair value of the 2023 Pre-Funded Warrants on the PIPE Closing date with the remaining proceeds allocated to the PIPE Shares on a residual basis.

The Company concluded that at the closing of the August 2023 Private Placement in August 2023, the 2023 Pre-Funded Warrants did not meet the criteria for equity classification under the guidance of ASC 815 as the Company did not have sufficient authorized and unissued shares to satisfy the warrants if exercised. The Company recorded the 2023 Pre-Funded Warrants as liabilities at their fair value. This liability is subject to remeasurement at each balance sheet date and any change in fair value is recognized in the Company’s consolidated statements of operations. The Company incurred $9.7 million of placement agent commissions and other issuance costs in connection with the August 2023 Private Placement. The placement agent commissions and other issuance costs were allocated between the PIPE Shares and the 2023 Pre-Funded Warrants on a systematic basis. The Company allocated $7.1 million to the PIPE Shares which was recorded as a deduction to additional paid-in capital. The remaining $2.6 million allocated to the 2023 Pre-Funded Warrants were recorded within general and administrative expense in the consolidated statements of operations for the year ended December 31, 2023. The issuance costs allocated to the 2023 Pre-Funded Warrants have been added back to net loss when deriving cash flows used in operations, and have been classified as a financing cash outflow in the consolidated statements of cash flows for the year ended December 31, 2023.

The Company measured the fair value of the PIPE Shares and 2023 Pre-Funded Warrants based on the $0.90 per share Purchase Price. The Company used the relative fair value method to allocate the net proceeds received from the sales of the PIPE Shares and the 2023 Pre-Funded Warrants on the consolidated balance sheet as follows (in thousands):

Purchase Price Allocation
PIPE Shares	$110,127
2023 Pre-Funded Warrants	39,826
Total	$149,953

The Company remeasured the fair value of the 2023 Pre-Funded Warrants using the closing price of the Company’s common stock on the Nasdaq Global Market as of November 15, 2023 of $1.68 per common share upon receipt of Stockholder Approval. The Company recorded a fair value adjustment of $34.5 million in the consolidated statements of operations for the year ended December 31, 2023 and the warrant liability of $74.3 million was reclassified into equity as an increase to additional paid-in capital upon receipt of Stockholder Approval.

Pre-Funded Warrants Issued in June 2024

On June 26, 2024, the Company entered into the June 2024 Underwriting Agreement with the Underwriters to issue and sell 14,361,113 shares of common stock, and, in lieu of common stock to certain investors, pre-funded warrants to purchase 18,972,221 shares of common stock (the “June 2024 Pre-Funded Warrants”) in the June 2024 Offering. The offering price to the public was $2.25 per share of common stock and $2.249 per June 2024 Pre-Funded Warrant, which was the price to the public of each share of common stock sold in the June 2024 Offering, minus the $0.001 exercise price per June 2024 Pre-Funded Warrant. The Underwriters agreed to purchase the shares and the June 2024 Pre-Funded Warrants from the Company pursuant to the June 2024 Underwriting Agreement at a price of $2.115 per share and $2.114 per June 2024 Pre-Funded Warrant, respectively. The initial closing of the June 2024 Offering occurred on June 27, 2024; no additional June 2024 Pre-Funded Warrants were sold upon the exercise of the Underwriters’ option in July 2024.

Each June 2024 Pre-Funded Warrant has an initial exercise price per share of $0.001, subject to certain adjustments. The June 2024 Pre-Funded Warrants may be exercised at any time until exercised in full, except that a holder will not be entitled to exercise any portion of any pre-funded warrant, which, upon giving effect to such exercise would cause (i) the aggregate number of shares of the Company’s common stock beneficially owned by the holder (together with its affiliates) to exceed 4.99% or 9.99%, as the case may be, of the number of shares of the Company’s common stock outstanding immediately prior to or after giving effect to the exercise, or (ii) the combined voting power of the Company’s securities beneficially owned by the holder (together with its affiliates) to exceed 4.99% or 9.99%, as the case may be, of the combined voting power of all of the Company’s securities then outstanding immediately prior to or after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the pre-funded warrants, subject to such holder’s rights under the June 2024 Pre-Funded Warrant to increase or decrease such percentage to another percentage not in excess of 19.99% upon at least 61 days’ prior notice from such holder to the Company.

The Company concluded that the June 2024 Pre-Funded Warrants meet the criteria for equity classification at issuance and were recorded as a component of stockholders’ equity within additional paid-in capital. The June 2024 Pre-funded Warrants are equity classified because they (i) are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, (ii) are immediately exercisable, (iii) do not embody an obligation for the Company to repurchase its shares, (iv) permit the holders to receive a fixed number of shares of common stock upon exercise, (v) are indexed to the Company’s common stock and (vi) meet the equity classification criteria. In addition, such pre-funded warrants do not provide any guarantee of value or return.

SSI Warrants

In April 2023, the Company entered into a securities purchase agreement (the “SSI Securities Purchase Agreement”), with two affiliates of SSI Strategy Holdings LLC (“SSI”), named therein (the “SSI Investors”) pursuant to which the Company agreed to issue and sell to the SSI Investors in a private placement (the “SSI Private Placement”), 705,218 shares of its common stock (the “SSI Shares”) and warrants (the “SSI Warrants”) to purchase an aggregate of 525,000 shares of the Company’s common stock (the “Warrant Shares”). SSI provides certain consulting services to the Company. Each SSI Warrant has an exercise price of $0.7090 per Warrant Share, which was the closing price of the Company’s common stock on the Nasdaq Global Market on April 4, 2023 and expire ten years after issuance. The SSI Warrants issued in the SSI Private Placement provide that the holder of the SSI Warrants will not have the right to exercise any portion of its SSI Warrants until the achievement of certain clinical and regulatory milestones related to the Company’s clinical programs. The SSI Private Placement closed on April 5, 2023. Gross proceeds of the SSI Private Placement were $0.5 million.

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

The fair value adjustment as of June 30, 2024 was $0.1 million using the Black-Scholes-Merton option pricing model. As of June 30, 2024, 316,667 of the SSI Warrants have vested and are exercisable. No warrants were exercised during the period.

The Company estimated the fair value of the SSI Warrant liability using the following assumptions as of June 30, 2024:

Risk-free interest rate	4.43%
Expected dividend yield	—
Expected term (in years)	4.4
Expected volatility	88%
Market value of common stock (per share)	$2.24

The following table summarizes changes in the Company’s warrant liability during the six months ended June 30, 2024 (in thousands):

Warrant Liability
Balance at January 1, 2024	$454
Change in fair value	142
Balance at June 30, 2024	$596

Note 11—Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Since the Company had a net loss in all periods presented, basic and diluted net loss per common share are the same.

In August 2023, the Company issued liability-classified the 2023 Pre-Funded Warrants with a nominal exercise price of $0.001 per share, which were subsequently reclassified into equity in November 2023 after conditions for exercise were met. In June 2024, the Company issued the June 2024 Pre-Funded Warrants with a nominal exercise price of $0.001 per share. See Note 10 for more information. In accordance with ASC 260, Earnings Per Share, shares issuable for little to no cash consideration should be included in the number of outstanding shares used to calculate basic loss per share as long as all conditions necessary for exercise are met. The 2023 Pre-Funded Warrants and the June 2024 Pre-Funded Warrants are therefore included as outstanding shares as of June 30, 2024 to calculate the weighted average number of shares outstanding to calculate basic loss per share.

The following table represents the calculation of basic and diluted net loss per common share (in thousands, except share and per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(20,928)	$(24,598)	$(44,989)	$(42,220)
Weighted-average shares of common stock outstanding used to compute net loss per common share, basic and diluted	232,821,553	64,244,531	232,035,448	63,755,435
Net loss per common share, basic and diluted	$(0.09)	$(0.38)	$(0.19)	$(0.66)

The following common stock equivalents outstanding as of June 30, 2024 and 2023 were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti‑dilutive:

	June 30, 2024	June 30, 2023
Unvested RSUs	4,631,935	492,497
Stock options	16,151,088	8,251,952
SSI Warrants	316,667	525,000
Total	21,099,690	9,269,449

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

As of June 30, 2024, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2023.

Note 13—Commitments and Contingencies

Litigation

From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities. The Company records a liability when a particular contingency is probable and estimable.

In January 2024 and April 2024, the Company was named a nominal defendant in two putative stockholder derivative actions filed by stockholders of the Company in the Court of Chancery of the State of Delaware. Shortly after filing suit, the plaintiff in the second-filed action voluntarily dismissed his lawsuit and filed a substantially similar action except with fewer named defendants. The complaints assert claims relating to the Company’s August 2023 Private Placement against (i) certain of the Company’s current and former directors and officers for breach of fiduciary duty and unjust enrichment; and (ii) against certain participants in the Company’s August 2023 Private Placement for aiding and abetting breach of fiduciary duty and unjust enrichment. The complaints seek an unspecified award of damages in the Company’s favor, plus pre-judgment and post-judgment interest, and an award to the plaintiffs for the costs and disbursement of the action, including fees for their attorneys, experts, and accountants. In May 2024, the Court consolidated the two actions and set a briefing schedule for motions for appointment of a leadership structure (the “Lead Plaintiff Motions”). The Lead Plaintiff Motions have been fully briefed, and the Court has set a hearing for the Lead Plaintiff Motions for September 5, 2024. The Company has not recorded a liability related to these lawsuits because, at this time, the Company is unable to reasonably estimate possible losses or gains or determine whether an unfavorable outcome is either probable or remote.

Commitments

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its directors, officers, employees, licensors, suppliers and service providers. The Company’s maximum exposure under these arrangements is unknown at June 30, 2024. The Company does not anticipate recognizing any significant losses relating to these arrangements.

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

Payment of these costs are complete as of June 30, 2024. The amount of accrued severance recorded as of June 30, 2024 is as follows (amounts in thousands):

Accrued Severance
Accrued severance as of January 1, 2024	$390
Severance recorded	—
Severance paid	(390)
Accrued severance as of June 30, 2024	$—

Note 15 – Retirement Plan

In July 2021, the Company adopted a 401(k) retirement savings plan that provides retirement benefits to all full-time employees. Eligible employees may contribute a percentage of their annual compensation, subject to Internal Revenue Service limitations. The Company contributed $0.1 million to the 401(k) retirement savings plan for each of the three months ended June 30, 2024 and 2023. The Company contributed $0.3 million and $0.2 million to the 401(k) retirement savings plan for the six months ended June 30, 2024 and 2023, respectively.

Note 16 – Subsequent Events

On June 26, 2024, the Company entered into the June 2024 Underwriting Agreement with the Underwriters to issue and sell 14,361,113 shares of common stock and pre-funded warrants to purchase 18,972,221 shares of its common stock in the June 2024 Offering pursuant to an effective shelf registration statement on Form S-3 and a related prospectus and prospectus supplement. The Underwriters purchased the shares and the pre-funded warrants from the Company pursuant to the June 2024 Underwriting Agreement at a price of $2.115 per share and $2.114 per pre-funded warrant, respectively. The closing of the June 2024 Offering occurred on June 27, 2027. See Note 1 for additional information. On July 9, 2024, the Underwriters exercised their option to purchase an additional 3,235,000 shares of common stock pursuant to the June 2024 Underwriting Agreement. The Company received additional net proceeds of $6.8 million after deducting underwriting discounts and commissions.

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

We are evaluating TSHA-102 in the REVEAL Phase 1/2 adolescent and adult trial, which is a first-in-human, open-label, randomized, dose-escalation and dose-expansion study evaluating the safety and preliminary efficacy of TSHA-102 in adolescent and adult females aged 12 years and older with Rett syndrome due to MECP2 loss-of-function mutation. The trial is taking place in Canada and the United States. We dosed the first two adult patients with Rett syndrome in 2023, and cohort 1 is considered complete. We expect to report an update on safety and efficacy data from cohort 1 in the first half of 2025. The Independent Data Monitoring Committee, or IDMC, approved our request to proceed to earlier dose escalation in the adolescent and adult trial, enabling early advancement to cohort 2 (high dose cohort of 1x1015 total vg). The first patient in cohort 2 was dosed in the second quarter of 2024, and following review of the initial 42-day safety data, the IDMC approved dosing of the second patient in cohort 2 of the adolescent and adult trial. The second patient in cohort 2 has been enrolled, and dosing is expected in the third quarter of 2024. TSHA-102 was generally well tolerated, with no serious adverse events, or SAEs, or dose-limiting toxicities, or DLTs, as of the initial six-week assessment in the first patient treated in cohort two of the adolescent and adult trial. We expect to report safety and efficacy data from cohort 2 in the first half of 2025.

We are also evaluating TSHA-102 in the REVEAL Phase 1/2 pediatric trial, which is an open-label, randomized, dose-escalation and dose-expansion study evaluating the safety and preliminary efficacy of TSHA-102 in pediatric females with Rett syndrome due to MECP2 loss-of-function mutation. The trial is taking place in the United States and the United Kingdom. In August 2024, we announced that Health Canada authorized the CTA for TSHA-102 in pediatric patients with Rett syndrome, enabling expansion of the ongoing REVEAL Phase 1/2 pediatric trial into Canada. In late 2023 and early 2024, we dosed the first two pediatric patients, and cohort 1 is considered complete. We expect to report an update on safety and efficacy data from cohort 1 in the first half of 2025. In February 2024, the IDMC approved our request to proceed to earlier dose escalation in the REVEAL pediatric trial, enabling earlier advancement to cohort 2. The first patient in cohort 2 has been enrolled, and dosing is expected in the third quarter of 2024. We expect to report safety and efficacy data from cohort 2 in the first half of 2025.

We have received orphan drug designation and rare pediatric disease designation from the United States Food and Drug Administration, or FDA, and orphan drug designation from the European Commission for TSHA-102 for the treatment of Rett syndrome. We also received Fast Track Designation from the FDA for TSHA-102 for the treatment of Rett syndrome. We also received Clinical Trial Authorization, or CTA, clearance from the United Kingdom’s Medicines and Healthcare Products Regulatory Agency, or U.K. MHRA, in early 2024 for pediatric patients with Rett syndrome. In February 2024, we received Innovative Licensing and Access Pathway, or ILAP, designation for TSHA-102 from the U.K. MHRA. The ILAP aims to facilitate patient access to novel treatments by accelerating time to market through opportunities for enhanced engagements with U.K. regulatory authorities and other stakeholders. In April 2024, the FDA granted Regenerative Medicine Advanced Therapy, or RMAT, designation for TSHA-102 in Rett syndrome. RMAT designation followed the FDA’s review of available safety and efficacy data from the first three patients with Rett syndrome dosed with the low dose of TSHA-102 (5.7x1014 total vg) across the REVEAL Phase ½ adolescent and adult trial and the REVEAL Phase 1/2 pediatric trial. RMAT designation was designed to expedite the development and review of regenerative medicine therapies. A regenerative medicine therapy is eligible for RMAT designation if it is intended to treat, modify, reverse or cure a serious condition, and preliminary clinical evidence indicates the therapy has the potential to address unmet medical needs for such condition. Sponsor companies receiving RMAT designation can benefit from increased interactions with the FDA involving senior managers, with the goal of expediting drug development.

We have a limited operating history. Since our inception, our operations have focused on organizing and staffing our company, business planning, raising capital and entering into collaboration agreements for conducting preclinical and clinical development activities for our product candidates. Our lead product candidate is still in the clinical stage. We do not have any product candidates approved for sale and have not generated any revenue from product sales. Through June 30, 2024, we have funded our operations primarily through: (i) the sale of equity, raising an aggregate of $671.0 million of gross proceeds from our initial public offering, or the IPO, sales of common stock pursuant to our Sales Agreement (as defined below), our October 2022 follow-on offering, our 2023 private placement and our June 2024 Follow-On Offering (as defined below); (ii) pre-IPO private placements of our convertible preferred stock; (iii) our Term Loan Agreement (as defined below) and subsequently the Trinity Term Loan Agreement (as defined below); and (iv) the Astellas Transactions (as defined below).

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

Since our inception, we have incurred significant operating losses. Our net losses were $45.0 million for the six months ended June 30, 2024 and $42.2 million for the six months ended June 30, 2023. As of June 30, 2024, we had an accumulated deficit of $558.0 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

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

As of the date of this report, we have deprioritized the company-sponsored evaluation of certain clinical-stage programs, including TSHA-105 for SLC13A5, TSHA-118 for CLN1 and TSHA-121 for CLN7, and are seeking external strategic options to potentially enable further development of these programs. In September 2023, we announced that we discontinued the development of our TSHA-120 program in the evaluation for the treatment of GAN. In January 2024, we initiated the transfer of the FDA Investigational New Drug, or IND, application and investigational clinical trial material for TSHA-120 in GAN to clinical trial collaborator the National Institute of Neurological Disorders and Stroke, enabling the opportunity for continued clinical evaluation of TSHA-120 in GAN by third parties. In July 2024, we terminated our license agreement with Hannah’s Hope Fund for Giant Axonal Neuropathy, Inc., or HHF, relating to TSHA-120 and all rights to TSHA-120 reverted to HHF.

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

Phase 1/2 REVEAL Clinical Trials

We currently are conducting two Phase 1/2 clinical trials for TSHA-102: an adolescent/adult study in the United States and Canada and a pediatric study in the United States. In addition, approval has been granted to expand the pediatric study into the United Kingdom and Canada. The trials are described below:

IT – Intrathecal; MTD – Maximum Tolerated Dose; MAD – Maximum Administered Dose.

We dosed the first adult patient with Rett syndrome in cohort 1 in May 2023. The second adult patient in cohort 1 was dosed in September 2023. We dosed the first pediatric patient with Rett syndrome in cohort 1 in the Phase 1/2 REVEAL pediatric trial in December 2023, and the second pediatric patient in cohort 1 was dosed in the first quarter of 2024. In early 2024, we announced that the U.K. MHRA authorized the CTA for TSHA-102 in pediatric patients with Rett syndrome, enabling expansion of our ongoing pediatric trial into the United Kingdom. In February 2024, we announced the expansion of the ongoing REVEAL Phase 1/2 adolescent and adult trial in Canada into the United States following submission of the adolescent and adult trial protocol to the FDA. In August 2024, we announced that Health Canada authorized the CTA for TSHA-102 in pediatric patients with Rett syndrome, enabling expansion of the ongoing REVEAL Phase 1/2 pediatric trial in the United States and United Kingdom into Canada.

Cohort 1, which evaluates the low dose of TSHA-102 of 5.7x1014 total vg, is considered complete for both REVEAL trials. Two adult patients have been dosed in cohort 1 in the REVEAL adolescent and adult trial, and TSHA-102 was generally well-tolerated with no SAEs, related to TSHA-102 or DLTs as of the 52-week assessment post-treatment for patient one and 36-week assessment post-treatment for patient two. Following review of available clinical data from the first two adult patients and first pediatric patient showing that TSHA-102 was generally well-tolerated, and in light of the potential for improved benefit at the higher dose (1x1015 total vg), in February 2024, the IDMC, approved our request to proceed to earlier dose escalation in the adolescent and adult trial, enabling earlier advancement to cohort 2 evaluating the 1x1015 total vg dose. The first patient in cohort 2 of the adolescent and adult trial was dosed in the second quarter of 2024. TSHA-102 was generally well tolerated, with no serious adverse events, or SAEs, or dose-limiting toxicities, or DLTs, as of the initial six-week assessment in the first patient treated in cohort two of the adolescent and adult trial. Following review of the initial six-week safety data from the first patient dosed in cohort 2 of the adolescent and adult trial, the IDMC approved dosing of the second patient in cohort 2 of the adolescent and adult trial. The second patient in cohort 2 has been enrolled, and dosing is expected in the third quarter of 2024.

Additionally, two pediatric patients have been dosed in cohort 1 in the REVEAL pediatric trial, and TSHA-102 was generally well-tolerated with no SAEs related to TSHA-102 or DLTs as of the 22-week assessment post-treatment for patient one and 11-week assessment post-treatment for patient two. As of the 11-week assessment post-treatment for the second pediatric patient, there were two SAEs reported that were not deemed treatment related. Both were related to underlying disease and one was also attributed to immunosuppression, and both have resolved. In May 2024, the IDMC approved our request to proceed to earlier dose escalation in the

REVEAL pediatric trial, enabling earlier advancement to cohort 2 evaluating the 1x1015 total vg dose, with dosing to occur following IDMC review of the 42-day safety data from the first patient treated with the high dose of TSHA-102 in the adolescent and adult trial. Following review of the initial six-week safety data from the first patient dosed in cohort 2 of the adolescent and adult trial, the IDMC approved the Company to proceed with dosing the first patient in cohort 2 of the pediatric trial. The first pediatric patient in cohort 2 has been enrolled, and we expect to dose the patient in the third quarter of 2024. We expect to report safety and efficacy data from cohort 2 and an update on safety and efficacy data from cohort 1 of both the adolescent and adult trial and the pediatric trial in the first half of 2025.

The maximum tolerated dose, or MTD, or maximum administered dose, or MAD, established in Part A will be administered during dose expansion in Part B. Data from Part A will be assessed by regulatory agencies and the IDMC to determine key elements of Part B of the study, including efficacy endpoints, study duration and the MTD or MAD.

TSHA-102 REVEAL Adolescent / Adult Clinical Trial Safety and Efficacy Summary

Efficacy endpoints include patient assessments performed by clinicians, including the Clinical Global Impressions Scale – Improvement, or CGI-I, the Clinical Global Impressions Scale – Severity, or CGI-S, Rett Syndrome Hand Function Scale, or RSHFS, and Revised Motor Behavior Assessment, or R-MBA. Additional efficacy endpoints also include patient assessments by caregivers, including Parental Global Impressions Improvement, or PGI-I, the Rett Syndrome Behavior Questionnaire, or RSBQ, and seizure diaries.

Overview of Cohort 1 Patients and Results

The first adult patient, a 20-year-old female at the time of dosing, has the most advanced stage of Rett syndrome, Stage IV, with a genetic change consisting of a large deletion within the MECP2 gene that is known to cause Rett syndrome. This patient’s phenotypic manifestation is severe. She lost the ability to walk, stand, and sit without support by age eight (non-ambulatory, wheelchair bound, limited movements of her lower extremities), lost fine motor and hand function by age six (unable to grasp and hold objects of any size, with essentially no function in non-dominant hand) and speak around age six (non-verbal, minimal vocalizations). She experienced frequent apnea and hyperventilation episodes by age three and has a history of seizures since the age of five. Per the Principal Investigator, or PI, the first adult patient’s baseline reported seizure frequency was approximately two to four seizures per year.

In the first adult patient, TSHA-102 was generally well-tolerated with no SAEs related to TSHA-102 or DLTs as of the 52-week assessment post-treatment. Per the protocol, prophylactic immunosuppressant therapy began seven days prior to TSHA-102 administration. The first adult patient’s steroid taper was completed by week 36, and her sirolimus taper was completed by week 43. At week 52 post-treatment, the first adult patient demonstrated sustained and new improvements across multiple clinical domains compared to baseline after the completion of her immunosuppression taper. Specifically, the PI reported that the patient sustained improvements in motor function, with the gained ability to kick her legs against gravity and sit unassisted for the first time in over a decade, and sustained improvements in fine motor and hand function with gained function in her non-dominant hand. Additionally, she could open her hands, dissociate her fingers, scratch her nose and touch a screen through week 52 post-treatment. The PI reported sustained improvements in communication and socialization at week 52 post-treatment as the patient was more alert and socially interactive, with increased communication using vocalizations. Caregivers reported an enhanced ability to use an eye-gaze driven communication device at week 25, which she had not expressed interest in before treatment. The first adult patient also demonstrated sustained improvements in autonomic function at week 52 post-treatment, including improved breathing patterns with infrequent hyperventilation and fewer breath holding spells compared to before treatment, normalized sleep/night-time behaviors with the ability to sleep through the night for the first time in 20 years, and improved circulation with the patient’s hands and feet restored to normal temperature and color (whereas before treatment, her hands and feet were usually cold and blue). The PI also reported that the first patient’s seizures were overall well-controlled through week 52 following treatment at lower levels of anti-seizure medication, relative to baseline, and the patient no longer experienced unprovoked seizures. The PI’s clinical observations are supported by clinical, caregiver and video evidence.

The second adult patient, a 21-year-old female at the time of dosing, has the most advanced stage of Rett syndrome, Stage IV, with a missense mutation in the MECP2 gene, which has been reported to cause Rett syndrome. This patient’s phenotypic manifestation is milder than the first adult patient. Prior to treatment, she had partial loss of ambulation (able to walk/stand without support, but she had impaired gait and balance that developed at age 18) and impaired fine motor and hand function (significant stereotypies (repetitive, purposeless hand movements and a diagnostic hallmark of Rett syndrome) that emerged by age three, and she mostly held her hands firmly together, with weak ability to reach and grasp objects). She has been mostly nonverbal since the age of two and experienced frequent hyperventilation episodes by age three. She had a history of seizures since the age of 10. Per the PI, the second adult patient’s baseline reported seizure frequency was approximately two to four seizures per week.

In the second adult patient, TSHA-102 was generally well-tolerated with no SAEs related to TSHA-102 or DLTs as of the 36-week assessment post-treatment. The PI reported that the second adult patient demonstrated sustained and new improvements across multiple clinical domains compared to baseline following completion of her steroid taper at week 25 post-treatment. Her sirolimus taper was completed by week 31. She sustained improvements in fine motor skills, with a reduction in hand stereotypies for the first time since regression at age three. Before treatment, the patient mostly held her hands firmly together, and post-treatment, she displays less forceful hand wringing and more open and relaxed hands. The second patient also sustained improvements in communication and socialization through week 25, including increased response to spoken words and eye contact compared to baseline. The PI also reported sustained improvements in autonomic function, with improvements in breathing dysrhythmia, including hyperventilation and reduced apneic spells, and circulation at week 25 post-treatment, evident by the restoration of the patient’s hands and feet to normal temperature and color compared to the cold and blue appearance before treatment. Additionally, the second adult patient demonstrated new improvements in gross motor skills at week 25 post-treatment, with improved posture and stability. Notably, she also demonstrated pronounced improvements in seizure frequency at week 25, with a significant reduction in seizures at 25% lower levels of anti-seizure medication, relative to the baseline seizure frequency of two to four seizures per week. Following treatment with TSHA-102, the second patient had a single seizure event, with eight and a half months reported seizure free as of week 36 post-treatment.

Adult Patient 1 Efficacy Data (Cohort 1)

The first adult patient showed clinically significant improvement in CGI-S from a score of six (severely ill) at baseline to a score of five (markedly ill) in this measure four weeks post-TSHA-102 administration, which was sustained through week 52 post-treatment. Similarly, the patient demonstrated sustained improvement in CGI-I post-TSHA-102 administration with a score of three (minimally improved) at week 52 and new improvement in PGI-I with a score of one (considerably better) as of the week 52 assessment post-TSHA-102 administration. The first adult patient demonstrated continued improvement in RSBQ Total Score at week 52 post-TSHA-102 administration as depicted in the graph below.

RSBQ Total Score Adult Patient 1
RSBQ Total Score
60
50
40
30
20
10
0
52
29
27
30
22
17
Baseline
Week 4
Week 8
Week 12
Week 25
Week 52
Visit Week

A 35-point improvement was reported in RSBQ Total Score at week 52 compared to baseline, which was driven by improvements in hand behaviors, general mood, breathing, repetitive face movements, body rocking and expressionless face, nighttime behaviors and fear and anxiety.

The first adult patient demonstrated continued improvement in R-MBA Total Score at week 52 post-TSHA-102 administration as depicted in the graph below.

R-MBA Total Score for Adult Patient 1
60
50
40
30
20
10
0
R-MBA Total Score
43
48
51
37
42
26
Baseline
Week 4
Week 8
Week 12
Week 25
Week 52
Visit Weeks

A 17-point improvement was reported in R-MBA Total Score at week 52 compared to baseline, which was driven by improvements in motor dysfunction, functional skills, social skills and respiratory behaviors.

Per the seizure diary and caregiver reports, the first adult patient demonstrated stable seizure events relative to baseline through week 52 post-treatment, based on caregiver-reported medical history, and seizures are confined to periods where phenytoin level declines to <50 mmol/L (previously <100 mmol/L). The first adult patient had been on phenytoin as antiepileptic therapy prior to treatment, which she has continued following TSHA-102. Prior to treatment and per the patient’s medical history, she required phenytoin levels of >100 µmol/L to control her seizures. The first adult patient had seizures prior to TSHA-102 administration on day –8 and day –7, and post-administration she had seizures on days 45-49 and day 82 associated with lower than target phenytoin levels. Specifically, the seizures on days 45-49 corresponded with a phenytoin level of 45.9 µmol/L, and the seizure on day 82 corresponded with a phenytoin level of 35.9 umol/L.

Loss of hand function is a hallmark characteristic of Rett syndrome and a key area of concern for caregivers. It impacts a patient’s ability to communicate and impedes daily activities, which ultimately limits independence. The RSHFS is a scale designed to evaluate hand function in patients with Rett syndrome. Hand function is evaluated by an experienced independent physical therapist with expertise in evaluating hand function in patients with Rett syndrome. Sessions are videotaped in which the patient’s caregiver offers the patient both large (e.g. a toy, cup, or spoon) and small (e.g. a grape or small piece of sandwich) objects so that she may demonstrate her ability to grasp, pick up, and hold the objects. The independent physical therapist then codes the demonstrated hand function in each video at the demonstrated level of hand function, ranging from no active grasping of any objects to independent grasping and function.

The first adult patient showed an improvement in the RSHFS at 25 weeks post-TSHA-102 administration as depicted in the tables below. As of week 25 following treatment, the first adult patient was using her non-dominant hand for some basic grasping whereas before treatment, she was not able to grasp at all. As of the week 25 assessment, her dominant hand function improved from baseline with the demonstrated ability to grasp two different objects (spoon and toy) rather than just one object (spoon). These clinical observations reported by the independent physical therapist are supported by video evidence. The RSHFS for week 52 was not completed as of the cutoff date.

Adult Patient 2 Efficacy Data (Cohort 1)

While the two adult patients dosed in cohort 1 in our REVEAL trial both have the most advanced stage of Rett syndrome, Stage IV, they possess different genetic backgrounds and mutation types, which manifest in different phenotypes and clinical severity.

While there was no change at week 25 post-TSHA-102 administration in the second adult patient’s CGI-S baseline score of four (moderately ill), her CGI-I and PGI-I scores showed sustained improvement at week 25 (score of three, minimally improved and a little better, respectively) post-TSHA-102 administration.

An increase in RSBQ Total Score was reported at week 25 post-TSHA-102 administration as depicted in the graph below.

RSBQ Total Score Adult Patient 2
60
50
40
30
20
10
0
RSBQ Total Score
37
33
33
35
39
Baseline
Week 4
Week 8
Week 12
Week 25
Visit weeks

A two-point increase was reported in the RSBQ Total Score at week 25 compared to baseline. Improvements in RSBQ were reported by caregivers in breathing and general mood. However, there was an increase in hand behaviors and fear and anxiety compared to baseline, impacting the total score.

The second adult patient demonstrated continued improvement in the R-MBA Total Score at week 25 post-TSHA-102 administration as depicted in the graph below.

Total R-MBA Score Adult Patient 2
R-MBA Total Score
60
50
40
30
20
10
0
38
31
24
21
15
Baseline
Week 4
Week 8
Week 12
Week 25
Visit Week

A 23-point improvement was reported in the R-MBA Total Score at week 25 compared to baseline. Improvements were reported in all domains, including social skills, respiratory behaviors, seizures, functional skills, motor dysfunction, aberrant behavior, and truncal rocking and stereotypic hand movements.

Per the seizure diary and caregiver reports, the second adult patient demonstrated significantly reduced seizure events relative to baseline through 36 weeks post-treatment at 25% lower levels of anti-seizure medication, based on caregiver-reported medical history. Pre-treatment, the second adult patient had approximately two to four seizures per week, and there has been a significant reduction in seizures post-treatment with TSHA-102 as of the 36-week visit. Post-treatment, the second adult patient had a single seizure event on day 13. The seizure was an unknown type, with motor manifestations and lasted less than one minute duration. The patient has been seizure-free for eight and a half months as of the week 36 post-treatment time point.

Hand function in the dominant hand for the second adult patient is challenging to interpret due to inconsistency in the video recording. At the week 25 post-treatment assessment, the second adult patient’s dominant hand received a hand function score of four, an independent grasp (pick up and hold) and was able to grasp two objects. There was no change reported in the patient’s non-dominant hand score at week 25 compared to baseline. However, the rater reported that the patient displayed nice opening of her non-dominant hand and the ability to grasp three objects weakly (hold for about one second). These clinical observations reported by the independent physical therapist are supported by video evidence.

TSHA-102 REVEAL Phase 1/2 Pediatric Trial Safety and Efficacy Summary

Efficacy endpoints include patient assessments performed by clinicians, including CGI-I, CGI-S, R-MBA and Adapted Mullen Scales for Early Learning, or MSEL-A. Additional efficacy endpoints also include patient assessments by caregivers, including PGI-I, RSBQ and seizure diaries.

Overview of Cohort 1 Patients and Results

The first pediatric patient, a six-year-old female at the time of dosing, has Stage III Rett syndrome, with a deletion within her MECP2 gene that manifests as a moderate phenotype. The patient’s severity is evident by her clinical presentation at baseline. Prior to treatment, the patient was non-ambulatory (unable to walk without assistance), with impaired gross motor function (could sit unassisted for only up to 30 seconds and stand with support by age three) and impaired fine motor and hand function (lost the ability to use eating utensils at one and half years old and lost pincer grasp by age two). The patient could hold an object for a maximum of 12 seconds at baseline based on medical records and video evidence. She has been mostly non-verbal since the age of one (could use her eye-gaze driven communication device and speak three words inconsistently at baseline). The first pediatric patient experienced breath holding spells and had a history of seizures since three years old. Per the PI, the patient’s baseline reported seizure frequency was approximately one seizure every three months.

In the first pediatric patient, TSHA-102 was generally well-tolerated with no SAEs related to TSHA-102 or DLTs as of the 22-week assessment post-treatment. The PI reported significant challenges with adverse events, or AEs, due to the immunosuppressive regimen. As of 12 weeks post-treatment, the PI reported improvements across multiple clinical domains and early evidence of developmental gains, compared to baseline, including fine and gross motor skills, with improved hand function and grasping. The first pediatric patient demonstrated the ability to hold an object in her hand for up to three minutes while moving her arm (compared to baseline where she could hold an object for up to 12 seconds, but would drop objects when she moved her arm), and improved truncal stability and balance with the gained ability to move her leg on her own to better take a step with assistance for the first time and the ability to sit unassisted for one minute (compared to 30 seconds at baseline). In addition, the first pediatric patient showed improvement in oral motor and autonomic function, with improved swallowing and oral intake relative to the use of a gastrostomy tube for feeding at week 12 post-treatment. Importantly, we believe this indicates that TSHA-102 impacts both motor and autonomic function in a coordinated manner to further improve functional capabilities for patients with Rett syndrome impacting activities of daily living. The PI also observed improvements in the patient’s communication and socialization, with enhanced use of an eye-gaze driven communication device, including the use of new words, and the gained ability to string multiple words together and identify object functions for the first time. The patient also gained new skills in visual reception and receptive language, including the ability to identify an object from memory, follow two unrelated commands and identify the function of objects and action words, which she was unable to do pre-treatment. Further, the first pediatric patient showed improvements in autonomic function with improved breathing patterns at week 12. The PI observed that the first pediatric patient had stable seizure events as of 22 weeks post-treatment, relative to baseline.

The second pediatric patient, a seven-year-old female at the time of dosing, has Stage III Rett syndrome, with a missense mutation in the MECP2 gene that manifests as a milder phenotype as compared to the first pediatric patient, which is reflected in her clinical presentation at baseline as well as her baseline scores across multiple efficacy measures. Prior to treatment, the second patient was ambulatory (could stand and walk independently but developed a mildly apraxic gait at one and half years old, impacting her gait and balance), with impaired fine motor and hand function by age one (could reach, swipe and transfer objects between hands at baseline, but her ability to reach and grasp objects was weak). The patient has been non-verbal since she was one year old (could use her eye-gaze driven communication device at baseline), and she experienced frequent hyperventilation by the age of four and had a history of seizures since the age of three. Per the PI, the patient’s baseline reported seizure frequency was approximately two to four seizures daily.

In the second pediatric patient, TSHA-102 was generally well-tolerated with no SAEs related to TSHA-102 or DLTs as of the 11-week assessment post-treatment. As of the 11-week assessment post-treatment for the second pediatric patient, there were two SAEs reported that were not deemed treatment related. Both were related to underlying disease, and one was also attributed to immunosuppression. Both events have resolved. The PI reported significant challenges with AEs due to the patient’s immunosuppressive regimen. As of eight weeks post-treatment, the PI observed improvements across multiple clinical domains compared to baseline and early evidence of developmental gains in the second pediatric patient. Specifically, following treatment, the patient showed improvements in fine and gross motor skills, with improved hand function and the ability to reach more quickly, as well as improved gait, speed and stability when walking, with new skills gained that were lost pre-treatment, including the ability to stand up from a chair and walk up a stair. The PI also observed improvements in the patient’s communication and socialization, including improved social interest and eye contact. The second pediatric patient also showed improvements in autonomic function, including improved breathing patterns with less hyperventilation and breath holding episodes. The second pediatric patient also had an increase in days reported seizure-free since dosing as of week 11 post-treatment, which was one of the most severe aspects of disease impacting the patient and her caregivers’ quality of life prior to treatment (although, a new anti-seizure medication was added to the regimen at week four, which has been maintained through week 11).

Pediatric Patient 1 Efficacy Data (Cohort 1)

There was no change at week 12 post-TSHA-102 administration in the first pediatric patient’s CGI-S baseline score of five (markedly ill). The patient demonstrated an improvement in CGI-I and PGI-I at week four post-treatment with a score of three (minimally improved and a little better, respectively), which was sustained through week 12.

An increase in RSBQ Total Score was reported at week 12 post-TSHA-102 administration compared to baseline as depicted in the graph below.

A seven-point increase was reported in RSBQ Total Score at week 12 compared to baseline. The first pediatric patient demonstrated an improvement in hand behaviors and fear and anxiety compared to baseline. However, the patient’s observed increase in mood changes, body rocking and expressionless face, nighttime behavior, and repetitive face movements also impacted the RSBQ Total Score. These increased behaviors are attributed to impacts of the immunosuppression regimen on the patient, per the PI.

The first pediatric patient demonstrated an improvement in R-MBA Total Score at week 12 post-TSHA-102 administration compared to baseline as depicted in the graph below.

*Pediatric patient one’s R-MBA week eight assessment was collected week 11.

A four-point improvement was reported in R-MBA Total Score at week 12 compared to baseline, which was driven by an improvement in respiratory behavior, aberrant behavior and motor dysfunction.

Per the seizure diary and caregiver reports, the first pediatric patient demonstrated stable seizure events relative to baseline through 22 weeks post-treatment, based on caregiver-reported medical history. Pre-treatment, the patient had approximately one seizure every three months. Following treatment, the patient had three seizure episodes. The patient has been seizure-free as of week nine following treatment through week 22.

The MSEL-A is a standardized cognitive developmental assessment adapted for use in patients with Rett syndrome. The MSEL-A functionally evaluates skills compared to developmental milestones across four subscales, including visual reception - which is one’s ability to visually interpret the surrounding environment, receptive language – one’s ability to comprehend spoken language, fine motor - one’s ability to use their hands to manipulate an object and communicate, and expressive language - one’s ability to produce language and communication. The MSEL-A is administered by a trained psychologist or psychometrician, and the scores are reviewed by a certified, central rater.

The assessment evaluates where patients with Rett syndrome fall on a developmental curve compared to standard developmental milestones. For each domain assessed, the patient’s developmental age equivalence is calculated based on standardized developmental norms.

At week 12 following treatment with TSHA-102, which is the first post-treatment assessment of the MSEL-A, the first pediatric patient showed an improvement in the age equivalence of skills she was able to demonstrate across multiple domains compared to baseline, including visual reception, receptive language and fine motor, with new developmental gains demonstrated, as depicted in the below graph.

Before treatment, the patient was able to identify objects from a picture, resulting in an age equivalent baseline score of 25 months for visual reception. At week 12 post-treatment, she gained the ability to identify an object from memory based on three choices, resulting in an improvement in the age equivalent score of 26 months at week 12. Additionally, before treatment, the patient was able to follow one unrelated command and comprehend questions from a picture, resulting in an age equivalent baseline score of 22 months for receptive language.

Post-treatment, she gained the ability to follow two unrelated commands and identify the function of objects and action words, such as eating, sleeping, or washing, resulting in an improvement in her age equivalent score of 24 months at week 12. Further, the patient lost her ability to grasp at age two and displayed limited hand function at baseline, resulting in an age equivalent baseline score of three months for fine motor. At week 12 post-treatment, she gained the ability to use a refined thumb grasp, resulting in an improvement in the age equivalent score of five months as noted in the below chart. There was no change in the expressive language score at week 12.

The patient was not able to demonstrate these skills before treatment per the MSEL-A baseline assessment, medical history, and caregiver reports. These developmental gains suggest clinically meaningful improvements for the patient as she has generalized these newly gained skills beyond demonstrating them during the MSEL-A assessment. Specifically, per the PI and administrating psychometrician, the patient used her eye-gaze driven communication device to identify object functions while using the device at home, and she held an object for up to three minutes at week 12 compared to up to 12 seconds pre-treatment, which supports her grasping improvements captured on the MSEL-A.

Pediatric Patient 2 Efficacy Data (Cohort 1)

The two pediatric patients dosed to date in our REVEAL trial possess different genetic backgrounds and mutation types, which manifest in different phenotypes and clinical severity.

There was no change at week eight post-TSHA-102-administration in the second pediatric patient’s CGI-S score of four (moderately ill) at baseline. The patient demonstrated an improvement in CGI-I and PGI-I of three (minimally improved and a little better, respectively) at week four. At week eight, the patient demonstrated continued improvement in CGI-I and PGI-I, with a CGI-I score of two (much improved) and a PGI-I score of two (much better).

The second pediatric patient demonstrated an improvement in RSBQ Total Score eight weeks post-TSHA-102 administration compared to the week four assessment as depicted in the graph below. RSBQ was not assessed at baseline.

RSBQ Total Score Pediatric Patient 2
RSBQ Total Score
60
50
40
30
20
10
0
50
37
Baseline
Week 4
Week 8
Visit Week

At week eight, the second pediatric patient demonstrated a 13-point improvement in RSBQ Total Score, compared to week four, which was driven by improvements in breathing, repetitive face movements, nighttime behaviors, and fear and anxiety.

The second pediatric patient demonstrated an improvement in R-MBA Total Score at week eight post-TSHA-102 administration compared to baseline as depicted in the graph below.

At week eight, the second pediatric patient demonstrated an 11-point improvement in R-MBA Total Score. The most notable improvements were reported in respiratory behaviors, seizures and truncal rocking.

Per the seizure diary and caregiver reports, the second pediatric patient had an increase in days reported seizure-free since dosing through 11 weeks post-treatment, based on caregiver-reported medical history. Pre-treatment, the patient had approximately two to four seizures per day, with a medical history of seizure disorder including prior hospitalizations for seizure control since the age of three. Two weeks post-TSHA-102, the patient demonstrated a reduction in seizure frequency, with several days reported seizure-free. The patient experienced an episode of seizures during the week four post-treatment assessment, resulting in hospitalization, which was deemed unrelated to TSHA-102 and due to underlying disease, a concurrent urinary tract infection and Propofol sedation for protocol requirement MRI. Although her seizures improved prior to discharge, a new anti-seizure medication was added to the patient’s regimen at week four, which she has maintained through week 11 post-treatment. The second pediatric patient had an increase in days reported seizure-free post-treatment since dosing through week 11.

Deprioritized Programs

We have previously deprioritized the evaluation of our clinical product candidates TSHA-105 for SLC13A5, TSHA-118 for CLN1 and TSHA-121 for CLN7. Although we are not currently evaluating the potential of TSHA-105, TSHA-118 and TSHA-121, we may again evaluate any of these in the future as a product candidate as a component of our pipeline expansion plans, or pursue partnerships to advance these programs.

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

TSHA-105 for SLC13A5 Deficiency

TSHA-105 is a gene replacement therapy in development for the treatment of SLC13A5 deficiency, a rare autosomal recessive epileptic encephalopathy characterized by the onset of seizures within the first few days of life. SLC13A5 deficiency is caused by bi-allelic loss-of function mutations in the SLC13A5 gene, which codes for a sodium dependent citrate transporter, or NaCT, that is largely expressed in the brain and liver. To date, all tested mutations result in no or a greatly reduced amount of citrate in the cells. Diminished NaCT function leads to loss of neuronal uptake of citrate and other metabolites such as succinate that are critical to brain energy metabolism and function. Affected children have impairments in gross motor function and speech production with relative preservation of fine motor skills and receptive speech. Currently, there are no approved therapies for SLC13A5 deficiency, and treatment is largely to address symptoms. The estimated prevalence of SLC13A5 deficiency is 1,900 patients in the United States and European Union.

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

License Agreements

Research, Collaboration and License Agreement with The University of Texas Southwestern Medical Center

In November 2019, we entered into a research, collaboration and license agreement, or the UT Southwestern Agreement, with The Board of Regents of the University of Texas System on behalf of The University of Texas Southwestern Medical Center, or UT Southwestern, as amended in April 2020.

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

On April 2, 2020, we amended the UT Southwestern Agreement to include the addition of another licensed product and certain indications, and a right of first refusal to us over certain patient dosing patents. No additional consideration was transferred in connection with this amendment. In March 2022, we and UT Southwestern mutually agreed to revise the payment schedules and current performance expectations of the current sponsored research agreements under the UT Southwestern Agreement and defer payments by fifteen months. In December 2023, we and UT Southwestern mutually agreed to terminate specific sponsored research agreements. There are no outstanding payments due for these terminated programs as of June 30, 2024.

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

In December 2021, our CTA filing for TSHA-118 for the treatment of CLN1 disease was approved by Health Canada and therefore triggered a $3.0 million regulatory milestone payment in connection with the Abeona CLN1 Agreement. No additional milestone payments were made or triggered during the six months ended June 30, 2024.

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

In March 2022, our CTA filing for TSHA-102 for the treatment of Rett Syndrome was approved by Health Canada and therefore triggered a regulatory milestone payment of $1.0 million in connection with the Rett Agreement. In May 2023, we dosed the first patient with TSHA-102 in the Phase 1/2 REVEAL trial evaluating the safety and preliminary efficacy of TSHA-102 in adult patients with Rett syndrome and therefore triggered a milestone payment of $3.5 million in connection with the Rett Agreement, which was paid in August 2023. No additional milestone payments were made during the six months ended June 30, 2024.

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

Option Agreement with Astellas

On October 21, 2022, or the Effective Date, we entered into an Option Agreement, or the Option Agreement, with Astellas Gene Therapies, Inc. (f/k/a Audentes Therapeutics, Inc. (d/b/a Astellas Gene Therapy)), or Astellas.

TSHA-120 Giant Axonal Neuropathy

Under the Option Agreement, we granted to Astellas an exclusive option to obtain an exclusive, worldwide, royalty and milestone-bearing right and license (A) to research, develop, make, have made, use, sell, offer for sale, have sold, import, export and otherwise exploit, or, collectively, Exploit or the Exploitation, the product known, as of the Effective Date, as TSHA-120, or the 120 GAN Product, and any backup products with respect thereto for use in the treatment of GAN or any other gene therapy product for use in the treatment of GAN that is controlled by us or any of our affiliates or with respect to which we or any of our affiliates controls intellectual property rights covering the Exploitation thereof, or a GAN Product, and (B) under any intellectual property rights controlled by us or any of our affiliates with respect to such Exploitation, or the GAN Option. Subject to certain extensions, the GAN Option was exercisable from the Effective Date through a specified period of time following Astellas’ receipt of (i) the formal minutes from the Type B end-of-Phase 2 meeting between us and the United States Food and Drug Administration (“FDA”) in response to our meeting request sent to the FDA on September 19, 2022 for the 120 GAN Product, (ii) all written feedback from the FDA with respect to the Type B end-of-Phase 2 Meeting, and (iii) all briefing documents sent by us to the FDA with respect to the Type B end-of-Phase 2 Meeting. Following the receipt of Type C meeting feedback from the FDA regarding a registrational path for TSHA-120 in September 2023, Astellas elected not to exercise the GAN Option, and we recognized revenue related to this expiration during the third quarter of 2023.

TSHA-102 Rett Syndrome

Under the Option Agreement, we also granted to Astellas an exclusive option to obtain an exclusive, worldwide, royalty and milestone-bearing right and license (A) to Exploit any Rett Product (as defined below), and (B) under any intellectual property rights controlled by us or any of our affiliates with respect to such Exploitation, or the Rett Option. Subject to certain extensions, the Rett Option is exercisable from the Effective Date through a specified period of time following Astellas’ receipt of (1) certain clinical data from the female pediatric trial and (2) certain specified data with respect to TSHA-102, or the Rett Option Period and together with the GAN Option, each, an Option, related to (i) the product known, as of the Effective Date, as TSHA-102 and any backup products with respect thereto for use in the treatment of Rett syndrome, and (ii) any other gene therapy product for use in the treatment of Rett syndrome that is controlled by us or any of our affiliates or with respect to which we or any of our affiliates controls intellectual property rights covering the Exploitation thereof, or a Rett Product.

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

Components of Results of Operations

Revenue

Revenue for the six months ended June 30, 2024 was derived from the Astellas Transactions. We recognize revenue as research and development activities related to our Rett program are performed. Revenue related to the material rights associated with the Rett Option and the GAN Option must be recognized at a point in time when the options are exercised or the option period expires. In September 2023, Astellas elected not to exercise the GAN Option, therefore we recognized revenue related to the GAN Option during the year ended December 31, 2023.

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

Results of Operations

Results of Operations for the Three Months ended June 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended June 30, 2024 and 2023 (in thousands):

	For the Three Months Ended June 30,
	2024	2023
Revenue	$1,112	$2,395
Operating expenses:
Research and development	15,073	19,791
General and administrative	7,338	5,988
Total operating expenses	22,411	25,779
Loss from operations	(21,299)	(23,384)
Other income (expense):
Change in fair value of warrant liability	195	—
Change in fair value of term loan	(1,279)	—
Interest income	1,440	223
Interest expense	(27)	(1,440)
Other expense	42	3
Total other income (expense), net	371	(1,214)
Net loss	$(20,928)	$(24,598)

Revenue

Revenue related to the Astellas Transactions was $1.1 million for the three months ended June 30, 2024, compared to $2.4 million for the three months ended June 30, 2023. The revenue recorded is the result of Rett research and development activities performed during the respective three month periods ended June 30, 2024 and June 30, 2023.

Research and Development Expenses

Research and development expenses were $15.1 million for the three months ended June 30, 2024, compared to $19.8 million for the three months ended June 30, 2023. The $4.7 million decrease was primarily due to a milestone fee payable to Abeona during the three months ended June 30, 2023, following the dosing of the first adult patient in the TSHA-102 Phase 1/2 REVEAL trial.

General and Administrative Expenses

General and administrative expenses were $7.3 million for the three months ended June 30, 2024, compared to $6.0 million for the three months ended June 30, 2023. The increase of $1.3 million was primarily due to $0.9 million of higher stock-based compensation expenses and $0.4 million of higher consulting, professional fees and other expenses.

Other Income (Expense)

Change in fair value of warrant liability

Change in fair value of warrant liability was a non-cash expense totaling $0.2 million for the three months ended June 30, 2024 related to the SSI Warrants.

Change in fair value of term loan

We elected the fair value option for the Trinity Term Loan and changes to fair value, other than changes that were directly attributed to instrument-specific credit risk, were recorded as a component of other income (expense). The change in fair value was $1.3 million for the three months ended June 30, 2024.

Interest Income

Interest income was $1.4 million for the three months ended June 30, 2024 compared to $0.2 million for the three months ended June 30, 2023. The increase in income was primarily attributed to dividends earned from our money market fund and interest earned on our savings account following the investment of proceeds raised in our August 2023 Private Placement.

Interest Expense

Interest expense was less than $0.1 million for the three months ended June 30, 2024, compared to $1.4 million for the three months ended June 30, 2023. The decrease of approximately $1.3 million was primarily attributed to interest expense incurred under the SVB Term Loan Agreement for the three months ended June 30, 2023.

Results of Operations

Results of Operations for the Six Months ended June 30, 2024 and 2023

The following table summarizes our results of operations for the six months ended June 30, 2024 and 2023 (in thousands):

	For the Six Months Ended June 30,
	2024	2023
Revenue	$4,523	$7,101
Operating expenses:
Research and development	35,730	32,305
General and administrative	14,422	14,739
Total operating expenses	50,152	47,044
Loss from operations	(45,629)	(39,943)
Other income (expense):
Change in fair value of warrant liability	(142)	—
Change in fair value of term loan	(2,332)	—
Interest income	3,133	542
Interest expense	(56)	(2,814)
Other (expense) income	37	(5)
Total other income (expense), net	640	(2,277)
Net loss	$(44,989)	$(42,220)

Revenue

Revenue related to the Astellas Transactions was $4.5 million for the six months ended June 30, 2024, compared to $7.1 million for the six months ended June 30, 2023. The revenue recorded was the result of Rett research and development activities performed during the respective six months ended June 30, 2024 and 2023.

Research and Development Expenses

Research and development expenses were $35.7 million for the six months ended June 30, 2024, compared to $32.3 million for the six months ended June 30, 2023. The $3.4 million increase was primarily driven by an $8.2 million increase in GMP batch activities during the six months ended June 30, 2024, which is representative of the intended commercial manufacturing process for TSHA-102 in Rett syndrome. This increase was partially offset by a milestone fee payable to Abeona during the three months ended June 30, 2023 after the dosing of the first adult patient in the TSHA-102 Phase 1/2 REVEAL clinical trial and lower other research and development expenses for the six months ended June 30, 2024.

General and Administrative Expenses

General and administrative expenses were $14.4 million for the six months ended June 30, 2024, compared to $14.7 million for the six months ended June 30, 2023. The decrease of $0.3 million was due to reduced compensation expense as a result of lower headcount and reduced consulting and professional fees.

Other Income (Expense)

Change in fair value of warrant liability

Change in fair value of warrant liability was a non-cash expense totaling $0.1 million for the six months ended June 30, 2024 related to the SSI Warrants.

Change in fair value of term loan

We elected the fair value option for the Trinity Term Loan and changes to fair value, other than changes that are directly attributed to instrument-specific credit risk, were recorded as a component of other income (expense). The change in fair value was $2.3 million for the six months ended June 30, 2024.

Interest Income

Interest income was $3.1 million for the six months ended June 30, 2024 compared to $0.5 million for the six months ended June 30, 2023. The increase in income was primarily attributed to dividends earned from our money market fund and interest earned on our savings account following the investment of proceeds raised in our August 2023 Private Placement.

Interest Expense

Interest expense was $0.1 million for the six months ended June 30, 2024, compared to $2.8 million for the six months ended June 30, 2023. The decrease of approximately $2.7 million was primarily attributed to interest expense incurred under the SVB Term Loan Agreement for the six months ended June 30, 2023.

Liquidity and Capital Resources

Overview

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses. As of June 30, 2024, we had cash and cash equivalents of $172.7 million. We have funded our operations primarily through equity financings, raising an aggregate of $671.0 million in gross proceeds from equity financings, including from pre-IPO private placements of convertible preferred stock, our IPO, and subsequent sales of common stock in public and private securities offerings, our term loans and the Astellas Transactions.

On the Trinity Closing Date, we entered into the Trinity Term Loan Agreement, by and among us, the Trinity Lenders, and Trinity. The Trinity Term Loan Agreement provided for, on the Trinity Closing Date, $40.0 million aggregate principal amount of term loans, or, collectively, the Trinity Term Loans. We drew the Trinity Term Loans in full on the Trinity Closing Date. The interest rate applicable to the Trinity Term Loans is the greater of (a) the Wall Street Journal Prime Rate plus 4.50% or (b) 12.75% per annum. The Trinity Term Loans are interest only from the Trinity Closing Date through 36 months from the Trinity Closing Date, which may be extended to 48 months from the Trinity Closing Date upon the satisfaction of certain milestones set forth in the Trinity Term Loan Agreement, after which we are required to pay equal monthly installments of principal through November 13, 2028, or the Maturity Date. The Trinity Term Loans may be prepaid in full (i) from the Trinity Closing Date through November 13, 2024, with payment of a 3.00% prepayment premium, (ii) from November 13, 2024 through November 13, 2025, with payment of a 2.00% prepayment premium, and (iii) from November 13, 2025 through, but excluding, the Maturity Date, with payment of a 1.00% prepayment premium. On the Trinity Closing Date, we paid Trinity a commitment fee of 1.00% of the original principal amount of the Trinity Term Loans. Upon repayment in full of the Trinity Term Loans, we will pay Trinity an end of term payment equal to 5.00% of the original principal amount of the Trinity Term Loans.

The obligations under the Trinity Term Loan Agreement are secured by a perfected security interest in all of our assets except for certain customarily excluded property pursuant to the terms of the Trinity Term Loan Agreement. There are no financial covenants and no warrants associated with the Trinity Term Loan Agreement. The Trinity Term Loan Agreement contains various covenants that limit our ability to engage in specified types of transactions without the consent of Trinity and the Trinity Lenders which include, among others, incurring or assuming certain debt; merging, consolidating or acquiring all or substantially all of the capital stock or property of another entity; changing the nature of our business; changing our organizational structure or type; licensing, transferring or disposing of certain assets; granting certain types of liens on our assets; making certain investments; and paying cash dividends. The Trinity Term Loan Agreement also contains customary representations and warranties, and also includes customary events of default, including payment default, breach of covenants, change of control, and material adverse effects. Upon the occurrence of an event of default, a default interest rate of an additional 5.00% per annum may be applied to the outstanding loan balances, and the Trinity Lenders may declare all outstanding obligations immediately due and payable and exercise all of its rights and remedies as set forth in the Trinity Term Loan Agreement and under applicable law. The proceeds of the Trinity Term Loans were used to repay our obligations under the Term Loan Agreement with Silicon Valley Bank in full. The Term Loan Agreement with Silicon Valley Bank was terminated concurrently with entry into the Trinity Term Loan Agreement.

On October 5, 2021, we filed a shelf registration statement on Form S-3 with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants and units or any combination thereof up to a total aggregate offering price of $350.0 million. We also simultaneously entered into a Sales Agreement, or the Sales Agreement with SVB Leerink LLC and Wells Fargo Securities, LLC, or the Sales Agents, pursuant to which we may issue and sell, from time to time at our discretion, shares of our common stock having an aggregate offering price of up to $150.0 million through the Sales Agents. In March 2022, we amended the Sales Agreement to, among other things, include Goldman Sachs & Co. LLC as an additional Sales Agent. In April 2022, we sold 2,000,000 shares of common stock pursuant to the Sales Agreement and received net proceeds of $11.6 million. No other shares of common stock have been issued and sold pursuant to the Sales Agreement as of June 30, 2024.

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

In October 2022, we closed an underwritten offering of 14,000,000 shares of our common stock. The shares of common stock were sold at a price of $1.88 per share, resulting in total net proceeds of $26.0 million, after deducting underwriting discounts and commissions, and offering expenses. In November 2022, the underwriter exercised its option to purchase an additional 765,226 shares of our common stock and we received net proceeds of $1.4 million after deducting underwriting discounts and commissions. In April 2023, we entered into a securities purchase agreement, or the SSI Securities Purchase Agreement, with two affiliates of SSI Strategy Holdings LLC, or SSI, named therein, or the SSI Investors, pursuant to which we agreed to issue and sell to the SSI Investors in a private placement, or the SSI Private Placement, 705,218 shares of our common stock, or the SSI Shares, and warrants, or the SSI Warrants, to purchase an aggregate of 525,000 shares of our common stock, or the Warrant Shares. SSI provides certain consulting services to us. Each SSI Warrant has an exercise price of $0.7090 per Warrant Share, which was the closing price of our common stock on the Nasdaq Global Market on April 4, 2023. The SSI Warrants issued in the SSI Private Placement provide that the holder of the SSI Warrants will not have the right to exercise any portion of its SSI Warrants until the achievement of certain clinical and regulatory milestones related to our clinical programs. The SSI Private Placement closed on April 5, 2023. Gross proceeds of the SSI Private Placement were $0.5 million.

On August 14, 2023, we entered into a securities purchase agreement, or the August 2023 Securities Purchase Agreement, with certain institutional and other accredited investors, or the Purchasers, pursuant to which we agreed to sell and issue to the Purchasers in a private placement transaction, or the August 2023 Private Placement, that closed on August 16, 2023: (i) 122,412,376 shares of our common stock and (ii) with respect to certain Purchasers, pre-funded warrants, or the Pre-Funded Warrants, to purchase 44,250,978 shares of common stock in lieu of shares of common stock. The closing of the August 2023 Private Placement, or the PIPE Closing, occurred on August 16, 2023. The total gross proceeds to us at the PIPE Closing were $150.0 million, and after deducting placement agent commissions and offering expenses payable by us, net proceeds were $140.3 million.

On June 26, 2024, we entered into an underwriting agreement, or the June 2024 Underwriting Agreement, with Jefferies LLC and Goldman Sachs & Co. LLC, as representatives of the several underwriters set forth therein, or, collectively, the Underwriters, to issue and sell 14,361,113 shares of our common stock and pre-funded warrants to purchase 18,972,221 shares of our common stock, or the June 2024 Pre-Funded Warrants in the June 2024 Offering pursuant to an effective shelf registration statement on Form S-3 and a related prospectus and prospectus supplement. The offering price to the public was $2.25 per share of common stock and $2.249 per June 2024 Pre-Funded Warrant, which is the price to the public of each share of common stock sold in the June 2024 Offering, minus the $0.001 exercise price per June 2024 Pre-Funded Warrant. The Underwriters purchased the shares and the June 2024 Pre-Funded Warrants from us pursuant to the June 2024 Underwriting Agreement at a price of $2.115 per share and $2.114 per pre-funded warrant, respectively. The initial closing of the June 2024 Offering occurred on June 27, 2024 and we received net proceeds of $70.0 million, after deducting underwriting discounts and commissions and offering expenses. In addition, we granted the Underwriters an option to purchase, for a period of 30 days, up to an additional 5,000,000 shares of our common stock. On July 9, 2024, the Underwriters exercised their option to purchase an additional 3,235,000 shares of common stock and we received additional net proceeds of $6.8 million, after deducting underwiring discounts and commissions and offering expenses. The total net proceeds received from the June 2024 Offering were $76.8 million after deducting underwriting discounts, commissions and other offering expenses payable by us.

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

As of June 30, 2024, our material cash requirements consisted of $30.2 million in total lease payments under our noncancelable leases for equipment, laboratory space and office space. These leases are described in further detail in Note 5 to our unaudited condensed consolidated financial statements located in “Part I – Financial Information, Item 1. Financial Statements” in this Quarterly Report on Form 10-Q. Our most significant purchase commitments consist of approximately $9.5 million in cancellable purchase obligations to our CROs and other clinical trial vendors.

We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital requirements into the fourth quarter of 2026. We will require additional capital to fund the research and development of our product candidates, to fund our manufacturing activities, to fund precommercial activities of our programs and for working capital and general corporate purposes. The assessment of our ability to meet our future obligations is inherently judgmental, subjective and susceptible to change.

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

Cash Flows

The following table shows a summary of our cash flows for the six months ended June 30, 2024 and 2023 (in thousands):

	For the Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(41,302)	$(38,952)
Net cash used in investing activities	(341)	(3,852)
Net cash provided by financing activities	70,446	7
Net change in cash, cash equivalents and restricted cash	$28,803	$(42,797)

Operating Activities

For the six months ended June 30, 2024, our net cash used in operating activities of $41.3 million primarily consisted of a net loss of $45.0 million, primarily attributable to our spending on research and development expenses. The net loss of $45.0 million was partially offset by adjustments for non-cash items, primarily stock-based compensation expense of $6.5 million and other non-cash items of $1.1 million, net. Additional cash used in operating assets and liabilities of $4.0 million was primarily attributable to a decrease in deferred revenue of $4.5 million, partially offset by an increase in accounts payable of $2.4 million.

For the six months ended June 30, 2023, our net cash used in operating activities of $39.0 million primarily consisted of a net loss of $42.2 million, primarily attributable to our spending on research and development expenses. The net loss of $42.2 million was partially offset by $9.0 million of adjustments for non-cash items, primarily stock-based compensation expense of $3.9 million and the $3.5 million milestone license fee to Abeona related to the dosing of the first adult patient in the TSHA-102 Phase 1/2 REVEAL trial. Additional cash used in operating activities of $7.1 million was due to a decrease in deferred revenue.

Investing Activities

During the six months ended June 30, 2024, investing activities used $0.3 million of cash primarily attributable to the purchase of lab equipment. During the six months ended June 30, 2023, investing activities used $3.9 million of cash primarily attributable to capital expenditures related to the close out of our in-house manufacturing facility project.

Financing Activities

During the six months ended June 30, 2024, financing activities provided $70.4 million of cash, which is primarily attributable to the closing of the June 2024 Offering. During the six months ended June 30, 2023, financing activities provided less than $0.1 million of cash, which is primarily attributable to the proceeds from the SSI Strategy Private Placement, partially offset by the payment of shelf registration costs and other financing transactions.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the reporting period. A description of our significant accounting policies is included in our Annual Report. Please read the unaudited condensed consolidated financial statements in conjunction with our audited financial statements and accompanying notes in our Annual Report.

Our critical accounting policies that require significant judgments and estimates are more fully described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report and in Note 2 to our audited consolidated financial statements contained in our Annual Report. There have been no significant changes to our critical accounting policies that require significant judgments and estimates from those disclosed in our Annual Report.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act ), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

In January 2024 and April 2024, the Company was named a nominal defendant in two putative stockholder derivative actions filed by stockholders of the Company in the Court of Chancery of the State of Delaware. Shortly after filing suit, the plaintiff in the second-filed action voluntarily dismissed his lawsuit and filed a substantially similar action except with fewer named defendants. The complaints assert claims relating to the Company’s August 2023 Private Placement against (i) certain of the Company’s current and former directors and officers for breach of fiduciary duty and unjust enrichment; and (ii) against certain participants in the Company’s August 2023 Private Placement for aiding and abetting breach of fiduciary duty and unjust enrichment. The complaints seek an unspecified award of damages in the Company’s favor, plus pre-judgment and post-judgment interest, and an award to the plaintiffs for the costs and disbursement of the action, including fees for their attorneys, experts, and accountants. In May 2024, the Court consolidated the two actions and set a briefing schedule for motions for appointment of a leadership structure (the “Lead Plaintiff Motions”). The Lead Plaintiff Motions have been fully briefed, and the Court has set a hearing for the Lead Plaintiff Motions for September 5, 2024. The Company has not recorded a liability related to these lawsuits because, at this time, the Company is unable to reasonably estimate possible losses or gains or determine whether an unfavorable outcome is either probable or remote.

From time to time, we may be involved in additional legal or regulatory proceedings. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors.

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors described in Part I, Item 1A. “Risk Factors” of our Annual Report for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission on March 19, 2024. Other than as described below, there have been no material changes to the risk factors described in that report .

Risks Related to the Development of our Product Candidates

Interim “top-line” and preliminary results from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publish interim top-line or preliminary results from our clinical trials. Interim results from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or top-line results also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. For example, in June 2024, we announced initial clinical data from the first two pediatric patients and interim clinical data from the first two adult patients treated in the Phase 1/2 REVEAL trials of TSHA-102. However, those observations may not endure or be repeated in subsequently dosed patients or any age or disease severity, including patients receiving higher doses of TSHA-102 in either the adolescent/adult or pediatric trial. Initial clinical observations also may not translate into success on primary endpoints of the REVEAL trial. Differences between preliminary or interim data and final data could significantly harm our business prospects and may cause the trading price of our common stock to fluctuate significantly.

Risks Related to Legal and Regulatory Compliance Matters

We are subject to legal proceedings and claims from time to time that may seek material damages or otherwise may have a material adverse effect on our business. The costs we incur in defending ourselves or associated with settling any of these proceedings, as well as a material final judgment or decree against us, could materially adversely affect our financial condition.

We are subject to legal proceedings and claims from time to time that may seek material damages or otherwise may have a material adverse effect on our business. For example, in January 2024 and April 2024, we were named a nominal defendant in a shareholder derivative lawsuits against certain of our current and former directors in the Court of Chancery of the State of Delaware. These lawsuits seek unspecified monetary damages, disgorgement of profits, and reasonable costs and expenses, including attorneys’ fees, and other relief. See “Item 3-Legal Proceedings” and “Part II, Item 8, Note 13—Commitments and Contingencies” in our Annual Report and “Part I, Item 2, Note 13—Commitments and Contingencies” in this Quarterly Report on Form 10-Q for more information. Due to the inherent uncertainties in legal proceedings, we cannot accurately predict the ultimate outcome of any such proceedings. This or any future litigation, regardless of the merits of any such proceeding, could harm our reputation and result in substantial costs and diversion of management’s attention and resources, which could adversely impact our business. Although we have directors’ and officers’ liability insurance, it provides for a substantial retention of liability and is subject to limitations and may not cover a significant portion, or any, of the expenses or liabilities we may incur or be subject to in connection with these lawsuits or other litigation to which we are party. The costs we incur in defending ourselves or associated with settling such proceedings, as well as a material final judgment or decree against us, that are not covered by our directors’ and officers’ liability insurance could materially adversely affect our financial condition. In addition, additional lawsuits may be filed, the conclusion of which in a manner adverse to us and for which we incur substantial costs or damages not covered by our directors’ and officers’ liability insurance could have a material adverse effect on our financial condition and business.

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

4.1*	Description of the Company’s Common Stock.
4.2

Form of Pre-Funded Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-39536), filed with the Securities and Exchange Commission on June 26, 2024).

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

Taysha Gene Therapies, Inc.

Date: August 12, 2024	By:	/s/ Sean Nolan
Sean Nolan
Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2024	By:	/s/ Kamran Alam
Kamran Alam
Chief Financial Officer (Principal Financial and Accounting Officer)