Form 10-Q
period 2024-09-30
Taysha Gene Therapies, Inc.
filed 2024-11-13
CIK 1806310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 13, 2024, the registrant had 204,943,306 shares of common stock, $0.00001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Taysha Gene Therapies, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$157,688	$143,940
Restricted cash	449	449
Prepaid expenses and other current assets	3,418	3,479
Assets held for sale	—	2,000
Total current assets	161,555	149,868
Restricted cash	2,151	2,151
Property, plant and equipment, net	7,613	10,826
Operating lease right-of-use assets	8,678	9,582
Other non-current assets	220	304
Total assets	$180,217	$172,731
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,932	$6,366
Accrued expenses and other current liabilities	12,608	12,284
Deferred revenue	11,795	18,106
Total current liabilities	29,335	36,756
Term loan, net	42,971	40,508
Operating lease liability, net of current portion	17,751	18,953
Other non-current liabilities	1,363	1,577
Total liabilities	91,420	97,794
Commitments and contingencies - Note 13
Stockholders' equity
Preferred stock, $0.00001 par value per share; 10,000,000 shares authorized and no shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock, $0.00001 par value per share; 400,000,000 shares authorized and 204,943,306 and 186,960,193 issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	2	2
Additional paid-in capital	674,643	587,942
Accumulated other comprehensive loss	(2,328)	—
Accumulated deficit	(583,520)	(513,007)
Total stockholders’ equity	88,797	74,937
Total liabilities and stockholders' equity	$180,217	$172,731

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Taysha Gene Therapies, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$1,788	$4,746	$6,311	$11,847
Operating expenses:
Research and development	14,946	11,791	50,676	44,096
General and administrative	7,902	8,589	22,324	23,328
Impairment of long-lived assets	4,838	616	4,838	616
Total operating expenses	27,686	20,996	77,838	68,040
Loss from operations	(25,898)	(16,250)	(71,527)	(56,193)
Other income (expense):
Change in fair value of warrant liability	75	(100,456)	(67)	(100,456)
Change in fair value of term loan	(1,703)	—	(4,035)	—
Interest income	2,107	1,109	5,240	1,651
Interest expense	(24)	(1,471)	(80)	(4,285)
Other expense	(81)	(19)	(44)	(24)
Total other income (expense), net	374	(100,837)	1,014	(103,114)
Net loss	$(25,524)	$(117,087)	$(70,513)	$(159,307)
Net loss per common share, basic and diluted	$(0.10)	$(0.93)	$(0.29)	$(1.88)
Weighted average common shares outstanding, basic and diluted	267,824,045	125,700,799	244,052,057	84,630,796

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Taysha Gene Therapies, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(25,524)	$(117,087)	$(70,513)	$(159,307)
Other comprehensive loss:
Change in fair value of term loan attributable to instrument specific credit risk	(4,733)	—	(2,328)	—
Comprehensive loss	$(30,257)	$(117,087)	$(72,841)	$(159,307)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Taysha Gene Therapies, Inc.

Condensed Consolidated Statements of Stockholders’ (Deficit) Equity

(in thousands, except share data)

(Unaudited)

For the Three Months Ended September 30, 2024

			Additional		Accumulated	Total
	Common Stock		Paid-in	Accumulated	Other	Stockholders'
	Shares	Amount	Capital	Deficit	Comprehensive Loss	Deficit
Balance as of June 30, 2024	201,381,450	$2	$664,457	$(557,996)	$2,405	$108,868
Stock-based compensation	—	—	3,357	—	—	3,357
Issuance of common stock and pre-funded warrants upon closing of underwritten public offering, net of underwriting discounts and commissions, and other offering costs of $542	3,235,000	—	6,737	—	—	6,737
Issuance of common stock under ESPP	47,170	—	63	—	—	63
Issuance of common stock upon exercise of stock options, net	56,770	—	38	—	—	38
Issuance of common stock upon vesting and settlement of restricted stock units, net	222,916	—	(9)	—	—	(9)
Loss on instrument-specific credit risk	—	—	—	—	(4,733)	(4,733)
Net loss	—	—	—	(25,524)	—	(25,524)
Balance as of September 30, 2024	204,943,306	$2	$674,643	$(583,520)	$(2,328)	$88,797

For the Three Months Ended September 30, 2023

			Additional		Accumulated	Total
	Common Stock		Paid-in	Accumulated	Other	Stockholders'
	Shares	Amount	Capital	Deficit	Comprehensive Loss	Equity
Balance as of June 30, 2023	64,432,637	$1	$406,546	$(443,661)	$—	$(37,114)
Stock-based compensation	—	—	2,040	—	—	2,040
Issuance of common stock in private placement, net of placement agent commission and offering costs of $7,098	122,412,376	1	103,028	—	—	103,029
Issuance of common stock upon vesting and settlement of restricted stock units	82,780	—	—	—	—	—
Issuance of common stock under ESPP	32,400	—	18	—	—	18
Net loss	—	—	—	(117,087)	—	(117,087)
Balance as of September 30, 2023	186,960,193	$2	$511,632	$(560,748)	$—	$(49,114)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Taysha Gene Therapies, Inc.

Condensed Consolidated Statements of Stockholders’ (Deficit) Equity

(in thousands, except share data)

(Unaudited)

For the Nine Months Ended September 30, 2024

			Additional
	Common Stock		Paid-in	Accumulated	Accumulated Other	Total
	Shares	Amount	Capital	Deficit	Comprehensive Loss	Stockholders' Equity
Balance as of December 31, 2023	186,960,193	$2	$587,942	$(513,007)	$—	$74,937
Stock-based compensation	—	—	9,887	—	—	9,887
Issuance of common stock and pre-funded warrants upon closing of underwritten public offering, net of underwriting discounts and commissions, and other offering costs of $5,566	17,596,113	—	76,694	—	—	76,694
Issuance of common stock upon vesting and settlement of restricted stock units	234,198	—	(9)	—	—	(9)
Issuance of common stock under ESPP	93,970	—	89	—	—	89
Issuance of common stock upon exercise of stock options	58,832	—	40	—	—	40
Loss on instrument-specific credit risk	—	—	—	—	(2,328)	(2,328)
Net loss	—	—	—	(70,513)	—	(70,513)
Balance as of September 30, 2024	204,943,306	$2	$674,643	$(583,520)	$(2,328)	$88,797

For the Nine Months Ended September 30, 2023

			Additional			Total
	Common Stock		Paid-in	Accumulated	Accumulated Other	Stockholders'
	Shares	Amount	Capital	Deficit	Comprehensive Loss	Equity (Deficit)
Balance as of December 31, 2022	63,207,507	$1	$402,389	$(401,441)	$—	$949
Stock-based compensation	—	—	5,937	—	—	5,937
Issuance of common stock in private placement, net of placement agent commission and offering costs of $7,138	123,117,594	1	103,238	—	—	103,239
Issuance of common stock upon vesting and settlement of restricted stock units, net	566,772	—	—	—	—	—
Issuance of common stock under ESPP	68,320	—	68	—	—	68
Net loss	—	—	—	(159,307)	—	(159,307)
Balance as of September 30, 2023	186,960,193	$2	$511,632	$(560,748)	$—	$(49,114)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Taysha Gene Therapies, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(70,513)	$(159,307)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	941	1,005
Stock-based compensation	9,887	5,937
Research and development license expense	—	3,500
Change in fair value of warrant liability	67	100,456
Issuance costs for pre-funded warrant liability	—	2,567
Non-cash change in fair value of term loan	135	—
Impairment of long-lived assets	4,838	616
Non-cash lease expense	916	908
Other	678	581
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(612)	4,008
Accounts payable	(1,416)	(1,065)
Accrued expenses and other liabilities	(1,527)	(4,260)
Deferred revenue	(6,311)	(11,847)
Net cash used in operating activities	(62,917)	(56,901)
Cash flows from investing activities
Purchase of research and development license	—	(3,500)
Purchase of property, plant and equipment	(376)	(3,852)
Other	—	10
Net cash used in investing activities	(376)	(7,342)
Cash flows from financing activities
Debt issuance costs for term loan	(18)	—
Proceeds from issuance of common stock and pre-funded warrants from underwritten public offering, net of underwriting discounts and sales commissions and other offering costs	77,140	—
Proceeds from issuance of common stock and pre-funded warrants from private placement, net of placement agent commissions and other offering costs	—	140,713
Proceeds from issuance of common stock from private placement	—	500
Payment of shelf registration costs	—	(387)
Proceeds from common stock issuances under ESPP	89	68
Other	(170)	(253)
Net cash provided by financing activities	77,041	140,641
Net increase in cash, cash equivalents and restricted cash	13,748	76,398
Cash, cash equivalents and restricted cash at the beginning of the period	146,540	90,517
Cash, cash equivalents and restricted cash at the end of the period	$160,288	$166,915
Cash and cash equivalents	157,688	164,278
Restricted cash	2,600	2,637
Cash, cash equivalents and restricted cash at the end of the period	$160,288	$166,915
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,980	$3,665
Supplemental disclosure of noncash investing and financing activities:
Issuance of warrants in connection with private placement	—	252
Property, plant and equipment in accounts payable and accrued expenses	133	45
Offering costs not yet paid	360	423

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

Sales Agreement

On October 5, 2021, the Company entered into a Sales Agreement (the “Sales Agreement”) with SVB Securities LLC (f/k/a SVB Leerink LLC) and Wells Fargo Securities, LLC (collectively, the “Sales Agents”), pursuant to which the Company may issue and sell, from time to time in its sole discretion, shares of its common stock having an aggregate offering price of up to $150.0 million through the Sales Agents. In March 2022, the Company amended the Sales Agreement to, among other things, include Goldman Sachs & Co. LLC as an additional Sales Agent. The Sales Agents may sell common stock by any method permitted by law deemed to be an “at-the-market offering” as defined in Rule 415(a)(4) of the Securities Act, including sales made directly on or through the Nasdaq Global Select Market or any other existing trade market for the common stock, in negotiated transactions at market prices prevailing at the time of sale or at prices related to prevailing market prices, or any other method permitted by law. The Sales Agents are entitled to receive 3.0% of the gross sales price per share of common stock sold under the Sales Agreement. In April 2022, the Company sold 2,000,000 shares of common stock under the Sales Agreement and received $11.6 million in net proceeds. No other shares of common stock have been issued and sold pursuant to the Sales Agreement as of September 30, 2024.

Liquidity and Capital Resources

The Company has incurred operating losses since inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. Losses are expected to continue as the Company continues to invest in its research and development activities. As of September 30, 2024, the Company had an accumulated deficit of $583.5 million. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future.

On June 26, 2024, the Company entered into an underwriting agreement (the “June 2024 Underwriting Agreement”) with Jefferies LLC and Goldman Sachs & Co. LLC, as representatives of the several underwriters set forth therein (collectively, the “Underwriters”), to issue and sell 14,361,113 shares of the Company’s common stock and, in lieu of common stock to certain investors, pre-funded warrants to purchase 18,972,221 shares of its common stock in an underwritten public offering (the “June 2024 Offering”), pursuant to an effective shelf registration statement on Form S-3 and a related prospectus and prospectus supplement. The offering price to the public was $2.25 per share of common stock and $2.249 per pre-funded warrant, which was the price to the public of each share of common stock sold in the June 2024 Offering minus the $0.001 exercise price per pre-funded warrant. The Underwriters purchased the shares and the pre-funded warrants from the Company pursuant to the June 2024 Underwriting Agreement at a price of $2.115 per share and $2.114 per pre-funded warrant, respectively. See Note 10 for additional information. The initial closing of the June 2024 Offering occurred on June 27, 2024. In addition, the Company granted the Underwriters an option to purchase, for a period of 30 days, up to an additional 5,000,000 shares of common stock. On July 9, 2024, the Underwriters exercised their option to purchase an additional 3,235,000 shares of common stock. The total net proceeds from the June 2024 Offering were approximately $76.7 million, including the proceeds from the Underwriter’s option, after deducting underwriting discounts and commissions and offering expenses.

Future capital requirements will depend on many factors, including the timing and extent of spending on research and development and the market acceptance of the Company’s products. The Company will need to obtain additional financing in order to complete clinical studies and launch and commercialize any product candidates for which it receives regulatory approval. There can be no assurance that such financing will be available or will be on terms acceptable to the Company. As of September 30, 2024, the Company had cash and cash equivalents of $157.7 million, which the Company believes will be sufficient to fund its planned operations for a period of at least twelve months from the date of issuance of these unaudited condensed consolidated financial statements. The Company has based this estimate on assumptions that may prove to be wrong, and its operating plan may change as a result of many factors currently unknown to it. As a result, the Company could deplete its capital resources sooner than it currently expects. The Company expects to finance its future cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances or licensing arrangements. If the Company is unable to obtain funding, the Company would be forced to delay, reduce or eliminate some or all of its research and development programs, preclinical and clinical testing or commercialization efforts, which could adversely affect its business prospects.

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values (in thousands):

	September 30, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents – money market funds	$156,809	$156,809	$—	$—
Total assets	$156,809	$156,809	$—	$—
Liabilities:
Trinity Term Loans	$42,971	$—	$—	$42,971
Success Fee Derivative liability	882	—	—	882
SSI Warrant liability	521	—	—	521
Total liabilities	$44,374	$—	$—	$44,374

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents – money market funds	$142,425	$142,425	$—	$—
Total assets	$142,425	$142,425	$—	$—
Liabilities:
Trinity Term Loans	$40,508	$—	$—	$40,508
Success Fee Derivative liability	800	—	—	800
SSI Warrant liability	454	—	—	454
Total liabilities	$41,762	$—	$—	$41,762

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

Note 4—Balance Sheet Components

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Prepaid clinical trial	$1,772	$802
Prepaid research and development	1,083	1,412
Prepaid bonus	66	—
Prepaid insurance	32	292
Deferred offering costs	—	681
Other	465	292
Total prepaid expenses and other current assets	$3,418	$3,479

Property, plant and equipment, net consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Leasehold improvements	$2,117	$2,117
Laboratory equipment	3,002	2,868
Computer equipment	1,309	1,133
Furniture and fixtures	864	864
Construction in progress	4,235	6,823
	11,527	13,805
Accumulated depreciation	(3,914)	(2,979)
Property, plant and equipment, net	$7,613	$10,826

Property, plant and equipment, net includes $0.8 million and $1.0 million of assets capitalized as finance leases as of September 30, 2024 and December 31, 2023, respectively.

Depreciation expense was $0.3 million for each of the three months ended September 30, 2024 and 2023, respectively. Depreciation expense was $0.9 million and $1.0 million for the nine months ended September 30, 2024 and 2023, respectively.

During the three months ended September 30, 2023, the Company committed to a plan to sell specific pieces of equipment originally intended for use in the Company’s manufacturing facility in Durham, North Carolina. The Company determined that this equipment met the requirements to be classified as held for sale. As of September 30, 2023, the equipment sales were expected to be completed within one year. During the three months ended September 30, 2023, the Company recorded an impairment loss of $0.6 million which was the difference between the carrying value and fair value less cost to sell. In September 2024, while continuing efforts to sell these specific pieces of equipment, the Company evaluated its long-lived assets for impairment and determined that the carrying value of the North Carolina manufacturing facility asset group and the held for sale equipment may not be recoverable. The Company recorded a non-cash impairment loss of $4.8 million. The impairment charge was estimated using a discounted cash flow model and recorded in the condensed consolidated statements of operations for the three and nine months ended September 30, 2024.

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Accrued compensation	$3,894	$3,423
Accrued clinical trial	2,926	1,851
Accrued research and development	1,960	3,467
Lease liabilities, current portion	1,815	1,646
Accrued professional and consulting fees	616	330
Warrant liability	521	454
Accrued severance	—	390
Other	876	723
Total accrued expenses and other current liabilities	$12,608	$12,284

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

The Company was not required to provide a security deposit in connection with its entry into the Durham Lease. The Company was responsible for constructing interior improvements within the Facility. The Company was required to place $2.6 million in an escrow account which was to be released when the improvements were substantially complete. In December 2023, the Company entered into an agreement with the landlord whereby the Company agreed to remove specified leasehold improvements which will be funded by the escrowed funds. The escrow funds are recorded as restricted cash on the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023 with $0.5 million recorded in current assets and $2.1 million in noncurrent assets. The Durham Landlord has the right to terminate the Durham Lease upon specified events of default, including the Company’s failure to pay rent in a timely manner and upon the occurrence of certain events of insolvency with respect to the Company.

Summary of all lease costs recognized under ASC 842

The following table summarizes the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost	$673	$696	$1,994	$2,088
Variable lease cost	212	243	608	729
Total lease cost	$885	$939	$2,602	$2,817

Supplemental information related to the remaining lease term and discount rate are as follows:

	September 30, 2024	December 31, 2023
Weighted average remaining lease term (in years) – Finance leases	2.13	2.88
Weighted average remaining lease term (in years) – Operating leases	10.16	10.75

Weighted average discount rate – Finance leases	10.53%	10.52%
Weighted average discount rate – Operating leases	7.83%	7.80%

Supplemental cash flow information related to the Company’s operating leases are as follows (in thousands):

	For the Nine Months Ended September 30,
	2024	2023
Operating cash flows for operating leases	$2,102	$2,109

As of September 30, 2024, future minimum commitments under ASC 842 under the Company’s operating and finance leases were as follows (in thousands):

Year Ending December 31,	Operating	Finance
2024	$1,394	$114
2025	2,910	454
2026	2,485	399
2027	2,577	—
2028	2,673	—
Thereafter	17,045	—
Total lease payments	29,084	967
Less: imputed interest	(9,899)	(105)
Total lease liabilities	$19,185	$862
Lease liabilities, current	1,434	381
Lease liabilities, non-current	17,751	481
Total lease liabilities	$19,185	$862

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

During the three and six months ended June 30, 2024, the Company determined that the total estimated costs to be incurred to satisfy the performance obligation associated with Rett research and development activities had increased from the cost estimate used for the year ended December 31, 2023, and the three months ended March 31, 2024. The cumulative impact of this change would have resulted in a $1.1 million decrease related to revenue previously recognized based on prior cost estimates. Subsequent changes to total estimated costs during the three months ended September 30, 2024 were not material, and did not have a material impact on cumulative revenue earned.

The Company recognized revenue of $1.8 million and $2.4 million from Rett research and development activities for the three months ended September 30, 2024 and 2023, respectively. The Company recognized revenue of $6.3 million and $9.5 million from Rett research and development activities for the nine months ended September 30, 2024 and 2023, respectively. In September 2023, Astellas provided written notice of its decision not to exercise the GAN Option. The Company recognized revenue of $2.3 million from the GAN Option during the three and nine months ended September 30, 2023.

The Company had $11.8 million of deferred revenue on the condensed consolidated balance sheet as of September 30, 2024 comprised of $5.5 million for the Rett Option and $6.3 million of Rett research and development activities. The Company had $18.1 million of deferred revenue on the condensed consolidated balance sheets as of December 31, 2023 comprised of $5.5 million for the Rett Option and $12.6 million of Rett research and development activities. The GAN option revenue was recognized in September 2023 when Astellas provided written notice of its decision not to exercise the GAN Option.

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

The interest rate applicable to the Trinity Term Loans is the greater of (a) the Wall Street Journal (“WSJ”) Prime Rate plus 4.50% or (b) 12.75% per annum. The Trinity Term Loans are interest only from the Trinity Closing Date through 36 months from the Trinity Closing Date, which may be extended to 48 months from the Trinity Closing Date upon the satisfaction of certain milestones set forth in the Trinity Term Loan Agreement, after which the Company is required to pay equal monthly installments of principal through November 13, 2028 (the “Maturity Date”). As of September 30, 2024, $40.0 million was outstanding on the Term Loan, recorded as Term Loan, net on the condensed consolidated balance sheet.

Future principal debt payments on the Trinity Term Loan Agreement as of September 30, 2024 are as follows (in thousands):

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

The obligations under the Trinity Term Loan Agreement are secured by a perfected security interest in all of the Company’s assets except for certain customarily excluded property pursuant to the terms of the Trinity Term Loan Agreement. There are no financial covenants and no warrants associated with the Trinity Term Loan Agreement. The Trinity Term Loan Agreement contains various covenants that limit the Company’s ability to engage in specified types of transactions without the consent of Trinity and the Trinity Lenders which include, among others, incurring or assuming certain debt; merging, consolidating or acquiring all or substantially all of the capital stock or property of another entity; changing the nature of the Company’s business; changing the Company’s organizational structure or type; licensing, transferring or disposing of certain assets; granting certain types of liens on the Company’s assets; making certain investments; and paying cash dividends. As of September 30, 2024, the Company is in compliance with all covenants of the Trinity Term Loans.

The Trinity Term Loan Agreement contains customary representations and warranties, and also includes customary events of default, including payment default, breach of covenants, change of control, and material adverse effects. Upon the occurrence of an event of default, a default interest rate of an additional 5.00% per annum may be applied to the outstanding loan balances, and the Trinity Lenders may declare all outstanding obligations immediately due and payable and exercise all of its rights and remedies as set forth in the Trinity Term Loan Agreement and under applicable law.

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

The Company remeasured the fair value of the Trinity Term Loans and Success Fee as of September 30, 2024 using a probability-weighted income approach. The Company calculated discounted cash flows of the Trinity Term Loans using a discount rate of 12.24% and adjusted for the probability of various repayment scenarios. The Company calculated the discounted cash flows of the Success Fee liability, using a discount rate of 12.24% then adjusted for the probability of achievement of certain corporate development value-inflection milestones.

The following table reconciles the change in fair value of the Trinity Term Loans during the nine months ended September 30, 2024 (in thousands):

Trinity Term Loans
Beginning fair value balance at January 1, 2024	$40,508
Principal payments	—
Change in fair value reported in statements of operations	135
Change in fair value reported in comprehensive loss	2,328
Ending fair value balance as of September 30, 2024	$42,971

The following table reconciles the change in fair value of the Trinity Term Loans during the three months ended September 30, 2024 (in thousands):

Trinity Term Loans
Beginning fair value balance at July 1, 2024	$37,835
Principal payments	—
Change in fair value reported in statements of operations	403
Change in fair value reported in comprehensive loss	4,733
Ending fair value balance as of September 30, 2024	$42,971

During the three and nine months ended September 30, 2024, the Company recorded $1.3 million and $3.9 million, respectively, of interest expense within change in fair value of term loans, all of which was paid as of September 30, 2024.

The following table reconciles the change in fair value of the Success Fee liability during the nine months ended September 30, 2024 (in thousands):

Success Fee
Beginning fair value balance at January 1, 2024	$800
Change in fair value of Success Fee	82
Ending fair value balance as of September 30, 2024	$882

The following table reconciles the change in fair value of the Success Fee liability during the three months ended September 30, 2024 (in thousands):

Success Fee
Beginning fair value balance at July 1, 2024	$800
Change in fair value of Success Fee	82
Ending fair value balance as of September 30, 2024	$882

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

In January 2024, the Company transferred rights back to Queen’s for the Licensed Patents. No additional milestone payments were made in connection with the Queen’s Agreement during the nine months ended September 30, 2024.

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

In December 2021, a regulatory milestone was triggered in connection with this agreement and therefore the Company recorded $3.0 million within research and development expenses in the consolidated statements of operations for the year ended December 31, 2021. The milestone fee was paid in January 2022 and classified as an investing cash outflow in the condensed consolidated statements of cash flows. No additional milestone payments were triggered in connection with this agreement during the nine months ended September 30, 2024.

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

In March 2022, the Company’s clinical trial application, (“CTA”) filing for TSHA-102 for the treatment of Rett Syndrome was approved by Health Canada and therefore triggered a regulatory milestone payment in connection with this agreement. The Company recorded $1.0 million within research and development expenses and classified the payment as an investing cash outflow in the consolidated statements of cash flows. In May 2023, the Company dosed the first patient with TSHA-102 in the Phase 1/2 REVEAL trial evaluating the safety and preliminary efficacy of TSHA-102 in adult patients with Rett syndrome and therefore triggered a milestone payment in connection with the Abeona Rett Agreement. The Company recorded $3.5 million within research and development expenses in the condensed consolidated statements of operations for the year ended December 31, 2023. This milestone fee was paid in August 2023 and classified as an investing cash outflow in the consolidated statements of cash flows for the year ended December 31, 2023. No additional milestone payments were made or triggered in connection with this agreement during the nine months ended September 30, 2024.

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

Under the terms of the GAN License Agreement, in exchange for granting the Company the exclusive worldwide rights to TSHA-120, HHF received an upfront payment of $5.5 million. No additional milestone payments were made or triggered in connection with the GAN License Agreement during the nine months ended September 30, 2024. In January 2024, the Company initiated the return of the FDA Investigational New Drug application and transfer of the investigational clinical trial material for TSHA-120 in GAN to NINDS, enabling an opportunity for continued clinical evaluation of TSHA-120 in GAN after the Company discontinued development of TSHA-120 in GAN in September 2023. In January 2024, the Company gave notice of termination of the GAN License Agreement, and such termination became effective in July 2024 when all licensed rights under the GAN License Agreement reverted to HHF.

License Agreement for CLN7

In March 2022, the Company entered into a license agreement with UT Southwestern (the “CLN7 Agreement”) pursuant to which the Company obtained an exclusive worldwide, royalty-bearing license with right to grant sublicenses to develop, manufacture, use, and commercialize licensed products for gene therapy for CLN7, a form of Batten Disease. In connection with the CLN7 Agreement, the Company paid a one-time upfront license fee of $0.3 million. The Company recorded the upfront license fee in research and development expense in the condensed consolidated statements of operations since the acquired license does not have an alternative future use. The Company is obligated to pay UT Southwestern up to $7.7 million in regulatory-related milestones and up to $7.5 million in sales-related milestones, as well as a low, single-digit royalty on net sales upon commercialization of the product. No additional milestone payments were made or triggered in connection with this agreement during the nine months ended September 30, 2024.

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

Furthermore, on September 16, 2020, the Company’s stockholders approved the Employee Stock Purchase Plan (“ESPP”), which became effective upon the execution of the underwriting agreement in connection with the IPO. The maximum number of shares of common stock that may be issued under the ESPP will not exceed 362,000 shares of common stock, plus the number of shares of common stock that are automatically added on January 1st of each year for a period of up to ten years, commencing on the first January 1 following the IPO and ending on (and including) January 1, 2030, in an amount equal to the lesser of (i) one percent (1.0%) of the total number of shares of capital stock outstanding on December 31st of the preceding calendar year, and (ii) 724,000 shares of common stock. No shares were added to the ESPP in 2021. Pursuant to this provision, on January 1, 2023 and 2024, the Company increased the number of shares of common stock reserved for issuance under the ESPP by 632,075 and 724,000 respectively. The Company has issued an aggregate of 235,363 shares of common stock under the ESPP as of September 30, 2024.

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

The number of shares available for grant under the Company’s incentive plans were as follows:

	New	Inducement
	Plan	Plan	Total
Available for grant - January 1, 2024	3,162,725	4,000,000	7,162,725
Plan adjustments and amendments	9,348,009	—	9,348,009
Grants	(12,131,262)	(2,963,700)	(15,094,962)
Forfeitures	321,958	774,000	1,095,958
Available for grant - September 30, 2024	701,430	1,810,300	2,511,730

Stock Options

For the three months ended September 30, 2024, 1,377,000 shares of common stock under the New Plan and the Inducement Plan were awarded with a weighted-average grant date fair value per share of $1.63. The stock options vest over four years and have a ten-year contractual term. For the nine months ended September 30, 2024, 10,597,821 shares of common stock under the New Plan and the Inducement Plan were awarded with a weighted-average grant date fair value per share of $1.50. The stock options vest over one to four years and have a ten-year contractual term.

The following weighted-average assumptions were used to estimate the fair value of time-based vesting stock options that were granted during the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Risk-free interest rate	3.99%	4.22%	4.04%	3.61%
Expected dividend yield	—	—	—	—
Expected term (in years)	6.1	5.5	6.1	5.5
Expected volatility	90%	81%	89%	81%

The following table summarizes time-based vesting stock option activity, during nine months ended September 30, 2024:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Stock	Exercise	Contractual	Value
	Options	Price	Life (in years)	(in thousands)
Outstanding at January 1, 2024	5,960,922	$5.75	8.7	$1,960
Options granted	10,597,821	1.98
Exercised	(58,832)	0.68
Options cancelled or forfeited	(1,016,123)	2.65
Options expired	(73,783)	17.01
Outstanding at September 30, 2024	15,410,005	$3.33	8.9	$4,579
Options exercisable at September 30, 2024	2,925,361	$8.80	7.7	$905

The aggregate intrinsic value in the above table is calculated as the difference between the fair value of the Company’s common stock at the respective reporting date and the exercise price of the stock options. As of September 30, 2024, the total unrecognized compensation related to unvested stock option awards granted was $16.2 million, which the Company expects to recognize over a weighted-average period of approximately 2.7 years.

Performance Stock Options

In February 2023, the Company issued options to purchase 70,235 shares of common stock to employees under the New Plan that contain performance-based vesting conditions, subject to continued employment through each anniversary and achievement of the performance conditions. The grant date fair value of these awards was not material. As of September 30, 2024, 58,346 of the shares subject to the performance-based options were vested and outstanding. No performance-based stock options were exercised during the period.

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

The Modified Options will vest over 3.0 years. The Company recognized stock-based compensation expense of $0.3 million and $0.9 million for the three and nine months ended September 30, 2024, respectively, related to the Modified Options. As of September 30, 2024, the total unrecognized compensation expense related to the Modified Options was $1.0 million, which the Company expects to recognize over a weighted average period of approximately 1.6 years using the accelerated attribution method. As of September 30, 2024, 1,516,655 of the Modified Options were outstanding. No Modified Options vested or were exercised during the period.

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

Restricted Stock Units

For the nine months ended September 30, 2024, the Company issued 4,497,141 RSUs to employees under the New Plan. The RSUs are subject to a service-based vesting condition. The service-based RSUs vest in equal annual installments over a one to four-year period. The Company at any time may accelerate the vesting of the RSUs. Such shares are not accounted for as outstanding until they vest.

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

The Company’s RSU activity for the nine months ended September 30, 2024 was as follows:

		Weighted
		Average
		Grant Date
	Number	Fair Value
	of Shares	per Share
Nonvested at January 1, 2024	375,044	$6.63
Restricted units granted	4,497,141	1.83
Vested	(323,031)	7.50
Cancelled or forfeited	—	—
Nonvested at September 30, 2024	4,549,154	$1.82

As of September 30, 2024, there were 82,781 vested and unsettled RSU awards with a weighted average grant date fair value of $14.90 per share.

As of September 30, 2024, the total unrecognized compensation cost related to the unvested RSU's was $7.5 million which is expected to be amortized on a straight-line basis over a weighted-average period of approximately 2.8 years.

Performance and Market-based Restricted Stock Units

In February 2023, the Company issued 81,233 RSUs to employees under the New Plan that contain a combination of performance and market-based vesting conditions, subject to continued employment through each anniversary and achievement of market and performance conditions. The grant date fair value of the RSUs that contain performance and market-based vesting conditions was not material. As of December 31, 2023, 46,562 of the RSUs were forfeited and 34,671 RSUs vested and were settled. No RSUs that contain performance or market-based vesting conditions were granted or outstanding during the nine months ended September 30, 2024.

Employee Stock Purchase Plan

In February 2022, the Company’s board of directors authorized the first offering under the ESPP. Under the ESPP, eligible employees may purchase shares of Taysha common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods. An employee’s payroll deductions under the ESPP are limited to 15% of the employee’s compensation and employees may not purchase more than 1,800 shares of Taysha common stock during any offering period. During the nine months ended September 30, 2024 and 2023, stock-based compensation expense related to the ESPP was not material.

The following table summarizes the total stock-based compensation expense for the stock options, ESPP, RSAs and RSUs recorded in the condensed consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development expense	$1,425	$705	$4,029	$1,524
General and administrative expense	1,932	1,335	5,858	4,413
Total	$3,357	$2,040	$9,887	$5,937

Note 10—Warrants

Pre-Funded Warrants

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

The fair value adjustment as of September 30, 2024 was $0.1 million using the Black-Scholes-Merton option pricing model. As of September 30, 2024, 316,667 of the SSI Warrants have vested and are exercisable. No warrants were exercised during the period.

The Company estimated the fair value of the SSI Warrant liability using the following assumptions as of September 30, 2024:

Risk-free interest rate	3.50%
Expected dividend yield	—
Expected term (in years)	4.3
Expected volatility	88%
Market value of common stock (per share)	$2.01

The following table summarizes changes in the Company’s warrant liability during the nine months ended September 30, 2024 (in thousands):

Warrant Liability
Balance at January 1, 2024	$454
Change in fair value	67
Balance at September 30, 2024	$521

Note 11—Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Since the Company had a net loss in all periods presented, basic and diluted net loss per common share are the same.

In August 2023, the Company issued the liability-classified 2023 Pre-Funded Warrants with a nominal exercise price of $0.001 per share, which were subsequently reclassified into equity in November 2023 after conditions for exercise were met. In June 2024, the Company issued the June 2024 Pre-Funded Warrants with a nominal exercise price of $0.001 per share. See Note 10 for more information. In accordance with ASC 260, Earnings Per Share, shares issuable for little to no cash consideration should be included in the number of outstanding shares used to calculate basic loss per share as long as all conditions necessary for exercise are met. The 2023 Pre-Funded Warrants and the June 2024 Pre-Funded Warrants are therefore included as outstanding shares as of September 30, 2024 to calculate the weighted average number of shares outstanding to calculate basic loss per share.

The following table represents the calculation of basic and diluted net loss per common share (in thousands, except share and per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(25,524)	$(117,087)	$(70,513)	$(159,307)
Weighted-average shares of common stock outstanding used to compute net loss per common share, basic and diluted	267,824,045	125,700,799	244,052,057	84,630,796
Net loss per common share, basic and diluted	$(0.10)	$(0.93)	$(0.29)	$(1.88)

The following common stock equivalents outstanding as of September 30, 2024 and 2023 were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti‑dilutive:

	September 30, 2024	September 30, 2023
Unvested RSUs	4,549,154	409,717
Stock options	16,985,006	8,090,835
SSI Warrants	316,667	525,000
Pre-Funded Warrants	63,223,199	44,250,978
Total	85,074,026	53,276,530

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

As of September 30, 2024, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2023.

Note 13—Commitments and Contingencies

Litigation

From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities. The Company records a liability when a particular contingency is probable and estimable.

In January 2024 and April 2024, the Company was named a nominal defendant in two putative stockholder derivative actions filed by stockholders of the Company in the Court of Chancery of the State of Delaware. The lawsuits have since been consolidated and a lead plaintiff has been appointed. In October 2024, the lead plaintiff filed an amended complaint asserting claims relating to the Company’s August 2023 Private Placement against (i) certain of the Company’s current and former directors and officers for breach of fiduciary duty and unjust enrichment; and (ii) against certain participants in the Company’s August 2023 Private Placement for aiding and abetting breach of fiduciary duty and unjust enrichment. The complaints seek an unspecified award of damages in the Company’s favor, plus pre-judgment and post-judgment interest, and an award to the plaintiffs for the costs and disbursement of the action, including fees for their attorneys and experts. The Company has not recorded a liability related to these lawsuits because, at this time, the Company is unable to reasonably estimate possible losses or gains or determine whether an unfavorable outcome is either probable or remote.

Commitments

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its directors, officers, employees, licensors, suppliers and service providers. The Company’s maximum exposure under these arrangements is unknown at September 30, 2024. The Company does not anticipate recognizing any significant losses relating to these arrangements.

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

Payment of these costs are complete as of September 30, 2024. The amount of accrued severance recorded as of September 30, 2024 is as follows (amounts in thousands):

Accrued Severance
Accrued severance as of January 1, 2024	$390
Severance recorded	—
Severance paid	(390)
Accrued severance as of September 30, 2024	$—

Note 15 – Retirement Plan

In July 2021, the Company adopted a 401(k) retirement savings plan that provides retirement benefits to all full-time employees. Eligible employees may contribute a percentage of their annual compensation, subject to Internal Revenue Service limitations. The Company contributed $0.1 million to the 401(k) retirement savings plan for each of the three months ended September 30, 2024 and 2023. The Company contributed $0.4 million and $0.3 million to the 401(k) retirement savings plan for the nine months ended September 30, 2024 and 2023, respectively.

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

We are evaluating TSHA-102 in the REVEAL Phase 1/2 adolescent and adult trial, which is a first-in-human, open-label, randomized, dose-escalation and dose-expansion study evaluating the safety and preliminary efficacy of TSHA-102 in adolescent and adult females aged 12 years and older with Rett syndrome due to MECP2 loss-of-function mutation. The trial is taking place in Canada and the United States. We dosed the first two adult patients with Rett syndrome in 2023, and cohort 1 (low dose cohort of 5.7x1014 total vg) is considered complete. We expect to report an update on safety and efficacy data from cohort 1 in the first half of 2025. The Independent Data Monitoring Committee, or IDMC, approved our request to proceed to earlier dose escalation in the adolescent and adult trial, enabling early advancement to cohort 2 (high dose cohort of 1x1015 total vg). The first patient in cohort 2 was dosed in the second quarter of 2024, and following review of the initial 42-day safety data, the IDMC approved dosing of the second patient in cohort 2 of the adolescent and adult trial. The second patient in cohort 2 was dosed in the third quarter of 2024. The IDMC approved dosing of the third adolescent and adult patient in cohort 2. The third patient in cohort 2 was recently dosed and no safety data has been reported as of the safety cutoff date. TSHA-102 was generally well tolerated, with no serious adverse events, or SAEs, or dose-limiting toxicities, or DLTs, as of the 20-week assessment in the first patient treated in cohort 2 and as of the nine-week assessment in the second patient treated in cohort 2 of the adolescent and adult trial. We expect to report safety and efficacy data from cohort 2 in the first half of 2025.

We are also evaluating TSHA-102 in the REVEAL Phase 1/2 pediatric trial, which is an open-label, randomized, dose-escalation and dose-expansion study evaluating the safety and preliminary efficacy of TSHA-102 in pediatric females with Rett syndrome due to MECP2 loss-of-function mutation. The trial is taking place in the United States, Canada and the United Kingdom. In

August 2024, we announced that Health Canada authorized the Clinical Trial Authorization, or CTA, for TSHA-102 in pediatric patients with Rett syndrome, enabling expansion of the ongoing REVEAL Phase 1/2 pediatric trial into Canada. In late 2023 and early 2024, we dosed the first two pediatric patients, and cohort 1 (low dose cohort of 5.7x1014 total vg) is considered complete. We expect to report an update on safety and efficacy data from cohort 1 in the first half of 2025. In February 2024, the IDMC approved our request to proceed to earlier dose escalation in the REVEAL pediatric trial, enabling earlier advancement to cohort 2. The first patient in cohort 2 (high dose cohort of 1x1015 total vg) was dosed in the third quarter of 2024. The IDMC approved dosing of the second patient in cohort 2 of the pediatric trial. The second patient in cohort 2 has been enrolled, and dosing is expected in the fourth quarter of 2024. TSHA-102 was generally well tolerated, with no SAEs or DLTs, as of the six-week assessment in the first patient treated in cohort 2 of the REVEAL pediatric trial. We expect to report safety and efficacy data from cohort 2 in the first half of 2025.

We have received orphan drug designation and rare pediatric disease designation from the United States Food and Drug Administration, or FDA, and orphan drug designation from the European Commission for TSHA-102 for the treatment of Rett syndrome. We also received Fast Track Designation from the FDA for TSHA-102 for the treatment of Rett syndrome. We also received CTA clearance from the United Kingdom’s Medicines and Healthcare Products Regulatory Agency, or U.K. MHRA, in early 2024 for pediatric patients with Rett syndrome. In February 2024, we received Innovative Licensing and Access Pathway, or ILAP, designation for TSHA-102 from the U.K. MHRA. The ILAP aims to facilitate patient access to novel treatments by accelerating time to market through opportunities for enhanced engagements with U.K. regulatory authorities and other stakeholders. In April 2024, the FDA granted Regenerative Medicine Advanced Therapy, or RMAT, designation for TSHA-102 in Rett syndrome. RMAT designation followed the FDA’s review of available safety and efficacy data from the first three patients with Rett syndrome dosed with the low dose of TSHA-102 (5.7x1014 total vg) across the REVEAL Phase ½ adolescent and adult trial and the REVEAL Phase 1/2 pediatric trial. RMAT designation was designed to expedite the development and review of regenerative medicine therapies. A regenerative medicine therapy is eligible for RMAT designation if it is intended to treat, modify, reverse or cure a serious condition, and preliminary clinical evidence indicates the therapy has the potential to address unmet medical needs for such condition. Sponsor companies receiving RMAT designation can benefit from increased interactions with the FDA involving senior managers, with the goal of expediting drug development. We completed a positive initial RMAT Type B multidisciplinary meeting with the FDA regarding the ongoing TSHA-102 development plan in the third quarter of 2024, where we reviewed available clinical, chemistry, manufacturing and controls, or CMC, and nonclinical data with the FDA and discussed our ongoing TSHA-102 development approach. We confirmed alignment on the manufacturing plan and the adequacy of nonclinical data to support a biologics license application submission with the FDA, and we established general alignment with the FDA on the continued development approach and proposed engagement plan with the agency in an effort to expedite the development and review of TSHA-102.

We completed a CMC-focused Type D with the FDA in the fourth quarter of 2024. The FDA endorsed our intended Good Manufacturing Practice, or GMP, commercial manufacturing process, proposed analytical methods, and corresponding qualification and validation plans, including key mechanism of action potency release assays. We also established analytical comparability between the clinical product and the product derived from the final commercial manufacturing process, and received FDA permission to use the GMP product in future clinical studies of TSHA-102.

We have a limited operating history. Since our inception, our operations have focused on organizing and staffing our company, business planning, raising capital and entering into collaboration agreements for conducting preclinical and clinical development activities for our product candidates. Our lead product candidate is still in the clinical stage. We do not have any product candidates approved for sale and have not generated any revenue from product sales. Through September 30, 2024, we have funded our operations primarily through: (i) the sale of equity, raising an aggregate of $671.0 million of gross proceeds from our initial public offering, or the IPO, sales of common stock pursuant to our Sales Agreement (as defined below), our October 2022 follow-on offering, our 2023 private placement and our June 2024 Offering (as defined below); (ii) pre-IPO private placements of our convertible preferred stock; (iii) our Term Loan Agreement (as defined below) and subsequently the Trinity Term Loan Agreement (as defined below); and (iv) the Astellas Transactions.

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

Since our inception, we have incurred significant operating losses. Our net losses were $70.5 million for the nine months ended September 30, 2024 and $159.3 million for the nine months ended September 30, 2023. As of September 30, 2024, we had an

accumulated deficit of $583.5 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

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
•
work with contract manufacturing organizations, or CMOs, to manufacture current GMP material for clinical trials or potential commercial sales;
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

Cohort 1, which evaluates the low dose of TSHA-102 of 5.7x1014 total vg, is considered complete for both REVEAL trials. Two adult patients have been dosed in cohort 1 in the REVEAL adolescent and adult trial, and TSHA-102 was generally well-tolerated with no SAEs related to TSHA-102 or DLTs as of the 52-week assessment post-treatment for patient one and 36-week assessment post-treatment for patient two. Following review of available clinical data from the first two adult patients and first pediatric patient showing that TSHA-102 was generally well-tolerated, and in light of the potential for improved benefit at the higher dose (1x1015 total vg), in February 2024, the IDMC, approved our request to proceed to earlier dose escalation in the adolescent and adult trial, enabling earlier advancement to cohort 2 evaluating the 1x1015 total vg dose. The first patient in cohort 2 of the adolescent and adult trial was dosed in the second quarter of 2024. The second patient in cohort 2 was dosed in the third quarter of 2024. In the fourth quarter of 2024, the IDMC approved dosing of the third patient in cohort 2. The third patient in cohort 2 was recently dosed and no safety data has been reported as of the safety cutoff date. The high dose of TSHA-102 was generally well tolerated, with no serious adverse events, or SAEs, or dose-limiting toxicities, or DLTs, as of the 20-week assessment in the first patient treated in cohort 2 and as of the nine-week assessment in the second patient treated in cohort 2 of the adolescent and adult trial.

Additionally, two pediatric patients have been dosed in cohort 1 in the REVEAL pediatric trial, and TSHA-102 was generally well-tolerated with no SAEs related to TSHA-102 or DLTs as of the 22-week assessment post-treatment for patient one and 11-week assessment post-treatment for patient two. As of the 11-week assessment post-treatment for the second pediatric patient, there were two SAEs reported that were not deemed treatment related. Both were related to underlying disease and one was also attributed to immunosuppression, and both have resolved. In May 2024, the IDMC approved our request to proceed to earlier dose escalation in the REVEAL pediatric trial, enabling earlier advancement to cohort 2 evaluating the 1x1015 total vg dose, with dosing to occur following IDMC review of the 42-day safety data from the first patient treated with the high dose of TSHA-102 in the adolescent and adult trial. Following review of the initial six-week safety data from the first patient dosed in cohort 2 of the adolescent and adult trial, the IDMC approved the Company to proceed with dosing the first patient in cohort 2 of the pediatric trial. The first pediatric patient in cohort 2 (high dose cohort of 1x1015 total vg) was dosed in the third quarter of 2024. The IDMC approved dosing of the second patient in cohort 2 of the pediatric trial. The second pediatric patient in cohort 2 has been enrolled, and dosing is expected in the fourth quarter of 2024. The high dose of TSHA-102 was generally well tolerated, with no SAEs or DLTs, as of the six-week assessment in the first pediatric patient treated in cohort 2 of the REVEAL pediatric trial. We expect to report safety and efficacy data from cohort 2 and an update on safety and efficacy data from cohort 1 of both the adolescent and adult trial and the pediatric trial in the first half of 2025.

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

TSHA-102 REVEAL Adolescent / Adult Clinical Trial Safety and Efficacy Summary

Efficacy endpoints include patient assessments performed by clinicians, including the Clinical Global Impressions Scale – Improvement, or CGI-I, the Clinical Global Impressions Scale – Severity, or CGI-S, Rett Syndrome Hand Function Scale, or RSHFS, and Revised Motor Behavior Assessment, or R-MBA. Additional efficacy endpoints also include patient assessments by caregivers, including Parental Global Impressions Improvement, or PGI-I and seizure diaries. The Rett Syndrome Behavior Questionnaire, or RSBQ, is no longer being considered as a primary/secondary endpoint in Part B of our TSHA-102 clinical studies based on discussions with the FDA and focus on more objective endpoints.

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

TSHA-102 REVEAL Phase 1/2 Pediatric Trial Safety and Efficacy Summary

Efficacy endpoints include patient assessments performed by clinicians, including CGI-I, CGI-S, R-MBA and Adapted Mullen Scales for Early Learning, or MSEL-A. Additional efficacy endpoints also include patient assessments by caregivers, including PGI-I and seizure diaries. The RSBQ is no longer being considered as a primary/secondary endpoint in Part B of our TSHA-102 clinical studies based on discussions with the FDA and focus on more objective endpoints.

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

Post-treatment, she gained the ability to follow two unrelated commands and identify the function of objects and action words, such as eating, sleeping, or washing, resulting in an improvement in her age equivalent score of 24 months at week 12. Further, the patient lost her ability to grasp at age two and displayed limited hand function at baseline, resulting in an age equivalent baseline score of three months for fine motor. At week 12 post-treatment, she gained the ability to use a refined thumb grasp, resulting in an improvement in the age equivalent score of five months as noted in the above chart. There was no change in the expressive language score at week 12.

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

Pediatric Patient 2 Efficacy Data (Cohort 1)

The two pediatric patients dosed to-date in our REVEAL trial possess different genetic backgrounds and mutation types, which manifest in different phenotypes and clinical severity.

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

On April 2, 2020, we amended the UT Southwestern Agreement to include the addition of another licensed product and certain indications, and a right of first refusal to us over certain patient dosing patents. No additional consideration was transferred in connection with this amendment. In March 2022, we and UT Southwestern mutually agreed to revise the payment schedules and current performance expectations of the current sponsored research agreements under the UT Southwestern Agreement and defer payments by fifteen months. In December 2023, we and UT Southwestern mutually agreed to terminate specific sponsored research agreements. There are no outstanding payments due for these terminated programs as of September 30, 2024.

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

In December 2021, our CTA filing for TSHA-118 for the treatment of CLN1 disease was approved by Health Canada and therefore triggered a $3.0 million regulatory milestone payment in connection with the Abeona CLN1 Agreement. No additional milestone payments were made or triggered during the nine months ended September 30, 2024.

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

In March 2022, our CTA filing for TSHA-102 for the treatment of Rett Syndrome was approved by Health Canada and therefore triggered a regulatory milestone payment of $1.0 million in connection with the Rett Agreement. In May 2023, we dosed the first patient with TSHA-102 in the Phase 1/2 REVEAL trial evaluating the safety and preliminary efficacy of TSHA-102 in adult patients with Rett syndrome and therefore triggered a milestone payment of $3.5 million in connection with the Rett Agreement, which was paid in August 2023. No additional milestone payments were made during the nine months ended September 30, 2024.

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

Components of Results of Operations

Revenue

Revenue for the nine months ended September 30, 2024 was derived from the Astellas Transactions. We recognize revenue as research and development activities related to our Rett program are performed. Revenue related to the material rights associated with the Rett Option and the GAN Option must be recognized at a point in time when the options are exercised or the option period expires. In September 2023, Astellas elected not to exercise the GAN Option, therefore we recognized revenue related to the GAN Option during the year ended December 31, 2023.

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

We anticipate that our general and administrative expenses may increase in the future as a result of payments for accounting, audit, legal, consulting services, costs associated with maintaining compliance with Nasdaq listing rules and SEC requirements, director and officer liability insurance, investor and public relations activities and other expenses associated with operating as a public company to support planned future Rett program development.

Impairment of Long-lived Assets

Impairment of long-lived assets are the result of an asset group's carrying value exceeding the fair value. In November 2022, we decided not to continue building out our manufacturing facility in North Carolina. We recorded a non-cash impairment charge related to the construction in progress and right-of-use lease assets at the manufacturing facility. In September 2024, we recorded another impairment charge related to the construction in progress at the manufacturing facility.

Other Income (Expense)

Other income (expense) consists primarily of dividends earned from our money market fund and interest income on our cash and cash equivalents, interest expense on borrowings under the Trinity Term Loan, and non-cash changes in the fair value of our outstanding warrant liability and the Trinity Term Loan.

Results of Operations

Results of Operations for the Three Months ended September 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023 (in thousands):

	For the Three Months Ended September 30,
	2024	2023
Revenue	$1,788	$4,746
Operating expenses:
Research and development	14,946	11,791
General and administrative	7,902	8,589
Impairment of long-lived assets	4,838	616
Total operating expenses	27,686	20,996
Loss from operations	(25,898)	(16,250)
Other income (expense):
Change in fair value of warrant liability	75	(100,456)
Change in fair value of term loan	(1,703)	—
Interest income	2,107	1,109
Interest expense	(24)	(1,471)
Other expense	(81)	(19)
Total other income (expense), net	374	(100,837)
Net loss	$(25,524)	$(117,087)

Revenue

Revenue related to the Astellas Transactions was $1.8 million for the three months ended September 30, 2024, compared to $4.7 million for the three months ended September 30, 2023. The revenue recorded for the three months ended September 30, 2024, is the result of Rett research and development activities performed during the period. The revenue recorded during the three months ended September 30, 2023 is the result of Rett research and development activities performed during the period and the expiration of the material right associated with the GAN Option.

Research and Development Expenses

Research and development expenses were $14.9 million for the three months ended September 30, 2024, compared to $11.8 million for the three months ended September 30, 2023. The $3.1 million increase was driven by an $0.8 million increase in GMP batch activities during the three months ended September 30, 2024, which is representative of the intended commercial manufacturing process for TSHA-102 in Rett syndrome. Additionally, compensation for R&D employees increased as a result of increased headcount, and this was partially offset by lower consultant and contractor expenses.

General and Administrative Expenses

General and administrative expenses were $7.9 million for the three months ended September 30, 2024, compared to $8.6 million for the three months ended September 30, 2023. The decrease of $0.7 million was primarily due to the issuance costs related to the liability-classified 2023 Pre-Funded Warrants as a result of the August 2023 Private Placement (as defined below) that were expensed in the third quarter of 2023. This decrease was partially offset by higher compensation expenses and increases in consulting, professional, and other general and administrative expenses.

Impairment of Long-lived Assets

We recorded a non-cash impairment charge of $4.8 million related to our manufacturing facility and assets previously classified as held for sale which are currently being marketed for sale or sublease for the three months ended September 30, 2024. We recorded a non-cash impairment charge of $0.6 million related to assets held for sale for the three months ended September 30, 2023.

Other Income (Expense)

Change in fair value of warrant liability

Change in fair value of warrant liability was a non-cash gain totaling $0.1 million for the three months ended September 30, 2024 related to the SSI Warrants. Change in fair value of warrant liability was a non-cash loss totaling $100.5 million for the three months ended September 30, 2023 due to the increase in the fair value of the underlying common stock underlying the SSI Warrants and the 2023 Pre-Funded Warrants.

Change in fair value of term loan

We elected the fair value option for the Trinity Term Loan and changes to fair value, other than changes that were directly attributed to instrument-specific credit risk, were recorded as a component of other income (expense). The change in fair value was $1.7 million of expense for the three months ended September 30, 2024.

Interest Income

Interest income was $2.1 million for the three months ended September 30, 2024 compared to $1.1 million for the three months ended September 30, 2023. The increase in income was primarily attributed to dividends earned from our money market fund following the investment of proceeds raised in our August 2023 Private Placement and our June 2024 Offering.

Interest Expense

Interest expense was less than $0.1 million for the three months ended September 30, 2024, compared to $1.5 million for the three months ended September 30, 2023. The decrease of approximately $1.3 million was primarily attributed to interest expense incurred under the Term Loan Agreement for the three months ended September 30, 2023.

Results of Operations

Results of Operations for the Nine Months ended September 30, 2024 and 2023

The following table summarizes our results of operations for the nine months ended September 30, 2024 and 2023 (in thousands):

	For the Nine Months Ended September 30,
	2024	2023
Revenue	$6,311	$11,847
Operating expenses:
Research and development	50,676	44,096
General and administrative	22,324	23,328
Impairment of long-lived assets	4,838	616
Total operating expenses	77,838	68,040
Loss from operations	(71,527)	(56,193)
Other income (expense):
Change in fair value of warrant liability	(67)	(100,456)
Change in fair value of term loan	(4,035)	—
Interest income	5,240	1,651
Interest expense	(80)	(4,285)
Other expense	(44)	(24)
Total other income (expense), net	1,014	(103,114)
Net loss	$(70,513)	$(159,307)

Revenue

Revenue related to the Astellas Transactions was $6.3 million for the nine months ended September 30, 2024, compared to $11.8 million for the nine months ended September 30, 2023. The revenue recorded for the nine months ended September 30, 2024, is the result of Rett research and development activities performed during the period. The revenue recorded during the nine months ended September 30, 2023 is the result of Rett research and development activities performed during the period and the expiration of the material right associated with the GAN Option.

Research and Development Expenses

Research and development expenses were $50.7 million for the nine months ended September 30, 2024, compared to $44.1 million for the nine months ended September 30, 2023. The $6.6 million increase was primarily driven by an increase in GMP batch activities during the nine months ended September 30, 2024, which is representative of the intended commercial manufacturing process for TSHA-102 in Rett syndrome. This increase was partially offset by a milestone fee payable to Abeona during the nine months ended September 30, 2023 after the dosing of the first adult patient in the TSHA-102 Phase 1/2 REVEAL clinical trial and lower other research and development expenses for the nine months ended September 30, 2024.

General and Administrative Expenses

General and administrative expenses were $22.3 million for the nine months ended September 30, 2024, compared to $23.3 million for the nine months ended September 30, 2023. The decrease of $1.0 million was primarily due to the $2.6 million in issuance costs allocated to the liability-classified 2023 Pre-Funded Warrants during the nine months ended September 30, 2023 as a result of the August 2023 Private Placement. This decrease was partially offset by increases in consulting and professional fees.

Impairment of Long-lived Assets

We recorded a non-cash impairment charge of $4.8 million related to our manufacturing facility and assets previously classified as held for sale which are currently being marketed for sale or sublease for the nine months ended September 30, 2024. We recorded a non-cash impairment charge of $0.6 million related to assets held for sale for the nine months ended September 30, 2023.

Other Income (Expense)

Change in fair value of warrant liability

Change in fair value of warrant liability was a non-cash expense totaling $0.1 million for the nine months ended September 30, 2024 related to the SSI Warrants. Change in fair value of warrant liability was $100.5 million for the nine months ended

September 30, 2023 due to the increase in the fair value of the common stock underlying the SSI Warrants and the Pre-Funded Warrants.

Change in fair value of term loan

We elected the fair value option for the Trinity Term Loan and changes to fair value, other than changes that are directly attributed to instrument-specific credit risk, were recorded as a component of other income (expense). The change in fair value was $4.0 million for the nine months ended September 30, 2024.

Interest Income

Interest income was $5.2 million for the nine months ended September 30, 2024 compared to $1.7 million for the nine months ended September 30, 2023. The increase in income was primarily attributed to dividends earned from our money market fund following the investment of proceeds raised in our August 2023 Private Placement and our June 2024 Offering.

Interest Expense

Interest expense was $0.1 million for the nine months ended September 30, 2024, compared to $4.3 million for the nine months ended September 30, 2023. The decrease of approximately $4.2 million was primarily attributed to interest expense incurred under the Term Loan Agreement for the nine months ended September 30, 2023.

Liquidity and Capital Resources

Overview

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses. As of September 30, 2024, we had cash and cash equivalents of $157.7 million. We have funded our operations primarily through equity financings, raising an aggregate of $671.0 million in gross proceeds from equity financings, including from pre-IPO private placements of convertible preferred stock, our IPO, and subsequent sales of common stock in public and private securities offerings, our term loans and the Astellas Transactions.

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

On October 5, 2021, we filed a shelf registration statement on Form S-3 with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants and units or any combination thereof up to a total aggregate offering price of

$350.0 million. We also simultaneously entered into a Sales Agreement, or the Sales Agreement with SVB Leerink LLC and Wells Fargo Securities, LLC, or the Sales Agents, pursuant to which we may issue and sell, from time to time at our discretion, shares of our common stock having an aggregate offering price of up to $150.0 million through the Sales Agents. In March 2022, we amended the Sales Agreement to, among other things, include Goldman Sachs & Co. LLC as an additional Sales Agent. In April 2022, we sold 2,000,000 shares of common stock pursuant to the Sales Agreement and received net proceeds of $11.6 million. No other shares of common stock have been issued and sold pursuant to the Sales Agreement as of September 30, 2024.

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

On June 26, 2024, we entered into an underwriting agreement, or the June 2024 Underwriting Agreement, with Jefferies LLC and Goldman Sachs & Co. LLC, as representatives of the several underwriters set forth therein, or, collectively, the Underwriters, to issue and sell 14,361,113 shares of our common stock and pre-funded warrants to purchase 18,972,221 shares of our common stock, or the June 2024 Pre-Funded Warrants, pursuant to an effective shelf registration statement on Form S-3 and a related prospectus and prospectus supplement, or the June 2024 Offering. The offering price to the public was $2.25 per share of common stock and $2.249 per June 2024 Pre-Funded Warrant, which is the price to the public of each share of common stock sold in the June 2024 Offering, minus the $0.001 exercise price per June 2024 Pre-Funded Warrant. The Underwriters purchased the shares and the June 2024 Pre-Funded Warrants from us pursuant to the June 2024 Underwriting Agreement at a price of $2.115 per share and $2.114 per pre-funded warrant, respectively. The initial closing of the June 2024 Offering occurred on June 27, 2024 and we received net proceeds of $70.0 million, after deducting underwriting discounts and commissions and offering expenses. In addition, we granted the Underwriters an option to purchase, for a period of 30 days, up to an additional 5,000,000 shares of our common stock. On July 9, 2024, the Underwriters exercised their option to purchase an additional 3,235,000 shares of common stock and we received additional net proceeds of $6.7 million, after deducting underwriting discounts and commissions and offering expenses. The total net proceeds received from the June 2024 Offering were $76.7 million after deducting underwriting discounts, commissions and other offering expenses payable by us.

Funding Requirements

To date, we have not generated any revenues from the commercial sale of approved drug products, and we do not expect to generate substantial revenue for at least the next few years. If we fail to complete the development of our product candidates in a timely manner or fail to obtain their regulatory approval, our ability to generate future revenue will be compromised. We do not know when, or if, we will generate any revenue from our product candidates, and we do not expect to generate significant revenue unless and until we obtain regulatory approval of, and commercialize, our product candidates. We reduced spending in 2023, and such reductions have continued in 2024, as a result of our decision to discontinue development of our GAN clinical program. We have increased and expect to continue to increase our research and development expenses, particularly with respect to the Rett clinical trials, for the foreseeable future as we continue the development of our product candidates and manufacturing processes and conduct discovery and research activities for our preclinical programs. If we obtain approval for any of our product candidates, we expect to incur significant commercialization expenses related to sales, marketing, manufacturing and distribution. We anticipate that we will need substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

As of September 30, 2024, our material cash requirements consisted of $30.1 million in total lease payments under our noncancelable leases for equipment, laboratory space and office space. These leases are described in further detail in Note 5 to our unaudited condensed consolidated financial statements located in “Part I – Financial Information, Item 1. Financial Statements” in this Quarterly Report on Form 10-Q. Our most significant purchase commitments consist of approximately $11.5 million in cancellable purchase obligations to our CROs and other clinical trial vendors.

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

Cash Flows

The following table shows a summary of our cash flows for the nine months ended September 30, 2024 and 2023 (in thousands):

	For the Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(62,917)	$(56,901)
Net cash used in investing activities	(376)	(7,342)
Net cash provided by financing activities	77,041	140,641
Net change in cash, cash equivalents and restricted cash	$13,748	$76,398

Operating Activities

For the nine months ended September 30, 2024, our net cash used in operating activities of $62.9 million primarily consisted of a net loss of $70.5 million, primarily attributable to our spending on research and development expenses. The net loss of $70.5 million was partially offset by adjustments for non-cash items, primarily stock-based compensation expense of $9.9 million, the impairment charge of $4.8 million related to the North Carolina manufacturing facility and other non-cash items of $2.8 million, net. Additional cash used in operating assets and liabilities of $9.9 million was primarily attributable to a decrease in deferred revenue of $6.3 million.

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

Investing Activities

During the nine months ended September 30, 2024, investing activities used $0.4 million of cash primarily attributable to the purchase of lab equipment. During the nine months ended September 30, 2023, investing activities used $7.3 million of cash primarily attributable to capital expenditures related to the close out of our manufacturing facility project and payment of a $3.5 million milestone license fee related to the TSHA-102 Rett syndrome program.

Financing Activities

During the nine months ended September 30, 2024, financing activities provided $77.0 million of cash, which is primarily attributable to the closing of the June 2024 Offering. During the nine months ended September 30, 2023, financing activities provided approximately $140.6 million of cash, which is primarily attributable to the proceeds from the August 2023 Private Placement, partially offset by the payment of shelf registration costs and other financing transactions.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act ), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

In January 2024 and April 2024, the Company was named a nominal defendant in two putative stockholder derivative actions filed by stockholders of the Company in the Court of Chancery of the State of Delaware. The lawsuits have since been consolidated and a lead plaintiff has been appointed. In October 2024, the lead plaintiff filed an amended complaint asserting claims relating to the Company’s August 2023 Private Placement against (i) certain of the Company’s current and former directors and officers for breach of fiduciary duty and unjust enrichment; and (ii) against certain participants in the Company’s August 2023 Private Placement for aiding and abetting breach of fiduciary duty and unjust enrichment. The complaints seek an unspecified award of damages in the Company’s favor, plus pre-judgment and post-judgment interest, and an award to the plaintiffs for the costs and disbursement of the action, including fees for their attorneys and experts. The Company has not recorded a liability related to these lawsuits because, at this time, the Company is unable to reasonably estimate possible losses or gains or determine whether an unfavorable outcome is either probable or remote.

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

Taysha Gene Therapies, Inc.

Date: November 13, 2024	By:	/s/ Sean Nolan
Sean Nolan
Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2024	By:	/s/ Kamran Alam
Kamran Alam
Chief Financial Officer (Principal Financial and Accounting Officer)