Form 10-K
period 2024-12-31
Taysha Gene Therapies, Inc.
filed 2025-02-26
CIK 1806310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 30, 2024, the aggregate market value of the common stock of the registrant held by non-affiliates was: $370.7 million.

As of February 26, 2025, the registrant had 205,001,632 shares of common stock, $0.00001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the 2025 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the year ended December 31, 2024.

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
•
the timing of our planned Investigational New Drug and Clinical Trial Agreement submissions, initiation of clinical trials and timing of expected clinical results for TSHA-102 for Rett syndrome and any other current and future product candidates that we advance;
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
•
our manufacturing process and strategy, including the scalability and commercial viability of our manufacturing methods and processes;
•
our expectations regarding the scope of any approved indication for TSHA-102 or any other current or future product candidate that we advance;
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
•
the costs of litigation and our expectations regarding the outcome of lawsuits and other claims against us and any regulatory or legal proceedings;
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

We are evaluating TSHA-102 in the REVEAL Phase 1/2 adolescent and adult trial, which is a first-in-human, open-label, randomized, dose-escalation and dose-expansion study evaluating the safety and preliminary efficacy of TSHA-102 as a single lumbar intrathecal administration in adolescent and adult females aged 12 years and older with Rett syndrome due to MECP2 loss-of-function mutation. The trial is taking place in Canada and the United States. We are also evaluating TSHA-102 in the REVEAL Phase 1/2 pediatric trial, which is an open-label, randomized, dose-escalation and dose-expansion study evaluating the safety and preliminary efficacy of TSHA-102 as a single lumbar intrathecal administration in pediatric females with Rett syndrome due to MECP2 loss-of-function mutation. The trial is taking place in the United States, Canada and the United Kingdom.

We have completed dosing of the 10 patients in Part A of both REVEAL trials, which includes six patients in cohort two (high dose, 1x1015 total vg) and four patients in cohort one (low dose, 5.7x1014 total vg). As of the February 17, 2025 data cutoff, TSHA-102 was generally well tolerated, with no treatment-related serious adverse events, or SAEs, or dose-limiting toxicities, or DLTs, in the 10 patients dosed in Part A of the REVEAL trials. We believe this maturing dataset continues to support advancement toward the Part B registrational trial. We expect to report safety and efficacy data from cohort two of each of the REVEAL trials (high dose; n=3 for each trial) and an update on safety and efficacy data from cohort one of each of the REVEAL trials (low dose; n=2 for each trial), as well as an update on the anticipated pivotal trial design for TSHA-102, in the first half of 2025.

We have received orphan drug designation and rare pediatric disease designation from the United States Food and Drug Administration, or FDA, and orphan drug designation from the European Commission for TSHA-102 for the treatment of Rett syndrome. We also received Fast Track Designation from the FDA for TSHA-102 for the treatment of Rett syndrome. We also received CTA clearance from the United Kingdom’s Medicines and Healthcare Products Regulatory Agency, or U.K. MHRA, in early 2024 for pediatric patients with Rett syndrome. In February 2024, we received Innovative Licensing and Access Pathway, or ILAP, designation for TSHA-102 from the U.K. MHRA. The ILAP aims to facilitate patient access to novel treatments by accelerating time to market through opportunities for enhanced engagements with U.K. regulatory authorities and other stakeholders. In April 2024, the FDA granted Regenerative Medicine Advanced Therapy, or RMAT, designation for TSHA-102 in Rett syndrome following the FDA’s review of available safety and efficacy data from the first three patients with Rett syndrome dosed with the low dose of TSHA-102 (5.7x1014 total vg) across the REVEAL Phase 1/2 adolescent and adult trial and the REVEAL Phase 1/2 pediatric trial.

Our Pipeline

We are focused on discovering, developing and commercializing gene therapies for the treatment of monogenic diseases of the CNS, in both rare and large patient populations. Our primary focus is advancing our lead TSHA-102 clinical program in Rett syndrome, while our pipeline of CNS programs offers the potential for additional development opportunities in the future. The stage of development of our Rett syndrome program, including the progress in our ongoing clinical trials, is represented in the table below:

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

Designed as a one-time treatment, TSHA-102 aims to address the genetic root cause of the disease by delivering a functional form of MECP2 to cells in the CNS. The vector is delivered directly to the cerebrospinal fluid via intrathecal administration, which facilitates optimal biodistribution and cell transduction within key regions of the CNS. Because of the risks associated with both under- and over-expression of MeCP2, we have combined high-throughput microRNA, or miRNA, profiling and genome mining to create miRNA-Responsive Auto-Regulatory Element, or miRARE, our novel miRNA target panel. The miRARE element includes binding sites for endogenous miRNA, which are responsive to MeCP2 levels to prevent overexpression. By utilizing the miRARE technology, TSHA-102 is designed to mediate levels of MeCP2 in the CNS on a cell-by-cell basis to address risks associated with under- and over-expression. By increasing MECP2 levels in MECP2 deficient cells and maintaining healthy levels of MECP2 output of healthy cells, TSHA-102 has demonstrated the ability to produce and maintain safe transgene expression levels in the CNS.

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

Phase 1/2 REVEAL Clinical Trials

We currently have two Phase 1/2 clinical trials ongoing for TSHA-102: an adolescent/adult study in the United States and Canada and a pediatric study in the United States, Canada and the United Kingdom, each as described below:

IT – Intrathecal; MTD – Maximum Tolerated Dose; MAD – Maximum Administered Dose.

The maximum tolerated dose or maximum administered dose established in Part A will be administered during dose expansion in Part B, which is the pivotal phase of the trials. Data from Part A is being assessed by regulatory agencies and the IDMC to determine key elements of Part B of the study, including efficacy endpoints, study duration and the MTD or MAD.

Efficacy endpoints for each trial include patient assessments performed by clinicians, including the use of the Clinical Global Impressions Scale – Improvement, or CGI-I, the Clinical Global Impressions Scale – Severity, or CGI-S, Rett Syndrome Hand Function Scale, or RSHFS, and Revised Motor Behavior Assessment, or R-MBA. Additional efficacy endpoints also include patient assessments by caregivers using Parental Global Impressions Improvement, or PGI-I, Seizure Diaries and other clinical assessment scales. Based on FDA feedback from our ongoing discussions, we intend to focus on objective measures that clinically capture functional gains in Part B of the trials; accordingly, the Rett Syndrome Behavior Questionnaire, or RSBQ, will not be included as a primary or secondary endpoint in Part B of the REVEAL trials, and we continue to advance discussions on the development plan for Part B as part of our conversations with the FDA.

Overview of Part A of the REVEAL Trials

We have completed dosing of the 10 patients in Part A of both REVEAL trials, which includes six patients in cohort two (high dose, 1x1015 total vg) and four patients in cohort one (low dose, 5.7x1014 total vg). As of the February 17, 2025 data cutoff, TSHA-102 was generally well tolerated, with no treatment-related SAEs or DLTs in the 10 patients dosed in Part A of the REVEAL trials. We believe this maturing dataset continues to support advancement toward the pivotal Part B trial.

June 2024 Clinical Update: Low-Dose Cohorts

In June 2024, we announced positive longer-term clinical data from the ongoing REVEAL Phase 1/2 adolescent and adult trial and preliminary clinical data from the ongoing REVEAL Phase 1/2 pediatric trial. In the adolescent and adult trial, we reported that both patients showed sustained and new clinical improvements and functional gains across multiple domains relative to baseline. In the pediatric trial, we reported data from both patients that showed initial clinical improvements and functional gains across multiple domains relative to baseline.

Adolescent and Adult Trial (n=2, low dose cohort)

TSHA-102 was generally well-tolerated in this cohort, with no treatment-related SAEs or DLTs as of the February 17, 2025 data cut.

The baseline characteristics of the two patients in the low-dose cohort of the adolescent and adult trial are shown below:

In the two adult patients with different clinical severity and genetic mutations, we observed improvements and functional gains as early as four weeks post-treatment across multiple domains, including motor skills, communication/socialization, autonomic function and seizures, that persisted and strengthened over time through week 52 (patient one) and week 25 (patient two) following completion of the steroid taper, as shown below:

Clinical observations made by the Principal Investigator are based on post-treatment assessments, pre-treatment observations, baseline assessments, pre-screening visits and patient’s medical history. Video evidence was also obtained. Subject to change as the trial progresses.

*Seizure data for adult patient two is based on Seizure Diary and caregiver reports as of week 36 post-TSHA-102.

Further, we observed improvements across multiple efficacy measures as early as four weeks post-treatment, with sustained and new improvements across multiple efficacy measures at week 52 (patient one) and week 25 (patient two) following completion of the steroid taper, as shown below:

Pediatric Trial (n=2, low dose cohort)

TSHA-102 was generally well-tolerated in this cohort, with no treatment-related SAEs or DLTs as of the February 17, 2025 data cutoff.

The baseline characteristics of the two patients in the low-dose cohort of the pediatric trial are shown below:

In the two pediatric patients with different clinical severity and genetic mutations, we observed improvements and functional gains as early as four weeks post-treatment across multiple domains, including motor skills, communication/socialization, autonomic function and seizures, through week 12 (patient one) and week 8 (patient two) as shown below:

Clinical observations made by the Principal Investigator are based on post-treatment assessments, pre-treatment observations, baseline assessments, pre-screening visits and patient’s medical history. Video evidence was also obtained. Subject to change as the trial progresses.

Further, we observed improvements across multiple efficacy measures as early as four weeks post-treatment, with sustained and new improvements across multiple efficacy measures week 12 (patient one) and week 8 (patient two) as shown below:

Clinical Development Plan for TSHA-102

We have completed dosing of the 10 patients in Part A of the REVEAL trials. We believe this maturing dataset continues to support advancement toward the pivotal Part B trial. We are in ongoing discussions with the FDA, including as part of our RMAT designation, with respect to the regulatory pathway for TSHA-102. We expect to report safety and efficacy data from cohort two of each of the REVEAL trials (high dose; n=6) and an update on safety and efficacy data from cohort one of each of the REVEAL trials (low dose; n=4), as well as an update on the anticipated pivotal trial design for TSHA-102, in the first half of 2025.

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

We tested the efficacy of TSHA-113 in PS19 mice, a validated mouse model for tauopathies. These mice express human MAPT, and they exhibit significant tau pathology, neurodegeneration, loss of body weight and progressive hind-limb paralysis around nine to 12 months of age. We tested the efficacy of our treatment by delivering TSHA-113 to PS19 mice at three months, six months and nine months of age via intracisterna magna injection. We found that the tau mRNA and protein levels were significantly reduced by TSHA-113 treatment. Consistently, the tau seeding assay showed reduced levels of pathological tau in brains from PS19 mice treated with TSHA-113. In addition, TSHA-113 treatment was able to rescue the survival rate, loss in body weight, and the hind limb clasping phenotype in the PS19 mice when treated at three months, six months and nine months of age. Taken together, these results demonstrate that a one-time, vectorized delivery of a tau-specific miRNA is a promising approach for treatment for tauopathies. Ongoing and future work is focused on optimal dose determination for IND-enabling studies.

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

In December 2021 our CTA filing for TSHA-118 for the treatment of CLN1 disease was approved by Health Canada and therefore triggered a regulatory milestone payment in connection with the Abeona CLN1 Agreement. We recorded $3.0 million within research and development expenses in the consolidated statements of operations for the year ended December 31, 2021. The milestone fee was paid in January 2022 and has been classified as an investing outflow in the consolidated statements of cash flows for the year ended December 31, 2022. No additional milestone payments were made or triggered during the years ended December 31, 2023 and 2024.

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

In March 2022, our CTA filing for TSHA-102 for the treatment of Rett Syndrome was approved by Health Canada and therefore triggered a regulatory milestone payment in connection with the Rett Agreement. We recorded $1.0 million within research and development expenses in the consolidated statements of operations for the year ended December 31, 2022. This milestone fee was paid in July 2022. In May 2023, we dosed the first patient with TSHA-102 in the Phase 1/2 REVEAL trial evaluating the safety and preliminary efficacy of TSHA-102 in adult patients with Rett syndrome and therefore triggered a milestone payment in connection with this agreement. We recorded $3.5 million within research and development expenses in the consolidated statements of operations for the year ended December 31, 2023. This milestone fee was paid in August 2023 and has been classified as an investing cash outflow in the consolidated statements of cash flows for the year ended December 31, 2023. No additional milestone payments were made or triggered in connection with this agreement during the years ended December 31, 2023 and 2024.

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

TSHA-120 Giant Axonal Neuropathy

Under the Option Agreement, we granted to Astellas an exclusive option to obtain an exclusive, worldwide, royalty and milestone-bearing right and license (A) to research, develop, make, have made, use, sell, offer for sale, have sold, import, export and otherwise exploit, or, collectively, Exploit or the Exploitation, the product known, as of the Effective Date, as TSHA-120, or the 120 GAN Product, and any backup products with respect thereto for use in the treatment of GAN or any other gene therapy product for use in the treatment of GAN that is controlled by us or any of our affiliates or with respect to which we or any of our affiliates controls intellectual property rights covering the Exploitation thereof, or a GAN Product, and (B) under any intellectual property rights controlled by us or any of our affiliates with respect to such Exploitation, or the GAN Option. In January 2024, the Company initiated the return of the FDA Investigational New Drug application and transfer of the investigational clinical trial material for TSHA-120 in GAN to NINDS, enabling an opportunity for continued clinical evaluation of TSHA-120 in GAN after the Company discontinued development of TSHA-120 in GAN in September 2023. In January 2024, we gave notice of termination of the GAN License Agreement, and such termination became effective in July 2024 when all licensed rights under the GAN License Agreement reverted to HHF.

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

As of February 24, 2024, we in-license five U.S. patents, 14 foreign patents, 54 pending foreign patent applications and 13 pending United States utility patent applications. Our policy is to file patent applications to protect technology, inventions and improvements to inventions that may be commercially important to the development of our business. Patent applications and patents directed to specific product candidates are summarized below:

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

We also in-license from the University of Edinburgh and the University of Glasgow 10 pending patent applications worldwide directed to MECP2 expression cassettes for gene therapy. Any patents based on these applications, if issued, are expected to expire in 2038, without taking into account any possible patent term adjustment, regulatory extensions, or terminal disclaimers, and assuming payment of all annuity and/or maintenance fees. We also in-license from the University of Edinburgh and the University of Glasgow two Japanese patents, one Australian patent, one Korean patent and one U.S. patent, each with claims to a MECP2 expression cassette and vector comprising the same, as well as their use for treating Rett Syndrome. The Japanese, Australian and Korean patents will expire in 2038 assuming all maintenance fees are timely paid. The U.S. patent expires on October 11, 2040, assuming all maintenance fess are timely paid.

We also in-license from the University of North Carolina at Chapel Hill 10 pending patent applications worldwide directed to feedback-enabled synthetic genes that inhibit MECP2 expression and use of these synthetic genes for treating Rett Syndrome. Any patents based on these applications, if issued, are expected to expire in 2039, without taking into account any possible patent term adjustment, regulatory extensions, or terminal disclaimers, and assuming payment of all annuity and/or maintenance fees. We also in-license from the University of North Carolina at Chapel Hill one Chinese patent with claims to feedback-enabled synthetic genes that inhibit MECP2 expression and use of these synthetic genes for treating Rett Syndrome. This patent will expire in 2039, assuming payment of all annuity and/or maintenance fees.

TSHA-118

We in-license certain patent rights directed to a palmitoyl-protein thioesterase 1-encoding transgene packaged into an AAV vector, and methods of using that vector to treat CLN1 disease (one of the forms of Batten disease). Specifically, pursuant to our license agreement with Abeona Therapeutics, Inc. we have in-licensed seven pending patent applications worldwide assigned to Abeona Therapeutics, Inc and University of North Carolina at Chapel Hill. Any patents based on these applications, if issued, are expected to expire in 2040, without taking into account any possible patent term adjustment, regulatory extensions, or terminal disclaimers, and assuming payment of all annuity and/or maintenance fees.

In addition, pursuant to the Abeona CLN1 agreement, we have sublicensed five pending patent applications worldwide assigned to the University of North Carolina at Chapel Hill. Any patents based on these patent applications, if issued, are expected to expire in 2037, without taking into account any possible patent term adjustment, regulatory extensions, or terminal disclaimers, and assuming payment of all annuity and/or maintenance fees. We have also licensed one Korean patent, one Israeli patent, one Indian patent and one Australian patent with claims to a CLN1 expression cassettes and vector comprising the same, which will expire in 2038 assuming all maintenance fees are timely paid. We have also licensed one U.S. patent with claims to a CLN1 expression cassettes and vector comprising the same, which will expire on January 12, 2039 assuming all maintenance fees are timely paid.

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

We also in-license from The Board of Regents of The University of Texas System six pending patent applications worldwide directed to SLC13A5-encoding transgene packaged in an AAV vector and methods of using that vector to treat SLC13A5 deficiency. Any patents based on these applications, if issued, are expected to expire in 2042, without taking into account any possible patent term adjustment, regulatory extensions, or terminal disclaimers, and assuming payment of all annuity and/or maintenance fees.

TSHA-106

We in-license from The Board of Regents of The University of Texas System two pending patent applications worldwide directed to RNA interference (RNAi) constructs targeting UBE3A and methods of using these constructs for the treatment of Angelman Syndrome. Any patents based on these applications, if issued, are expected to expire in 2042, without taking into account any possible patent term adjustment, regulatory extensions, or terminal disclaimers, and assuming payment of all annuity and/or maintenance fees.

We also in-license from the University of North Carolina at Chapel Hill 8 pending patent applications worldwide directed to UBE3A-encoding transgene packaged in an AAV vector and methods of using that vector to Angelman Syndrome. Any patents based on these applications, if issued, are expected to expire in 2040, without taking into account any possible patent term adjustment, regulatory extensions, or terminal disclaimers, and assuming payment of all annuity and/or maintenance fees. We have also licensed one Chinese patent and one Japanese patent with claims to UBE3A-encoding transgene packaged in an AAV vector and methods of using that vector to Angelman Syndrome, which will expire in 2040 assuming all maintenance fees are timely paid.

TSHA-113

We in-license from The Board of Regents of The University of Texas System five pending patent applications worldwide directed to RNA interference (RNAi) constructs targeting MAPT and methods of using these constructs for the treatment of Tauopathies. Any patents based on these applications, if issued, are expected to expire in 2042, without taking into account any possible patent term adjustment, regulatory extensions, or terminal disclaimers, and assuming payment of all annuity and/or maintenance fees.

Fragile X Syndrome

We in-license from The Board of Regents of The University of Texas System three pending patent application worldwide directed to FMR1-encoding transgene packaged in an AAV vector and methods of using that vector to treat disorders associated with aberrant FMR1 expression (such as Fragile X Syndrome). Any patents based on these applications, if issued, are expected to expire in 2043, without taking into account any possible patent term adjustment, regulatory extensions, or terminal disclaimers, and assuming payment of all annuity and/or maintenance fees.

Adult Polyglucosan Body Disease and LaFora Disease

We in-license from The Board of Regents of The University of Texas System one pending U.S. patent application directed to RNA interference (RNAi) constructs targeting GYS1 and methods of using these constructs for the treatment of LaFora Disease and Adult Polyglucosan Body Disease. Any patents based on this application, if issued, is expected to expire in 2042, without taking into account any possible patent term adjustment, regulatory extensions, or terminal disclaimers, and assuming payment of all annuity and/or maintenance fees.

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
•
preparation of and submission to the FDA of a biologics license application, or BLA after completion of all pivotal clinical trials;
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

Rare Pediatric Disease Designation and Priority Review Vouchers

Under the FDCA, as amended, the FDA incentivizes the development of drugs and biologics that meet the definition of a “rare pediatric disease,” defined to mean a serious or life-threatening disease in which the serious of life-threatening manifestations primarily affect individuals aged from birth to 18 years and the disease affects fewer than 200,000 individuals in the United States or affects 200,000 or more in the United States and for which there is no reasonable expectation that the cost of developing and making in the United States a drug for such disease or condition will be received from sales in the United States of such drug. The sponsor of a product candidate for a rare pediatric disease may be eligible for a voucher that can be used to obtain a priority review for a subsequent human drug or biologic application after the date of approval of the rare pediatric disease drug product, referred to as a priority review voucher, or PRV. A sponsor may request rare pediatric disease designation from the FDA prior to the submission of its NDA or BLA. A rare pediatric disease designation does not guarantee that a sponsor will receive a PRV upon approval of its NDA or BLA. Moreover, a sponsor who chooses not to submit a rare pediatric disease designation request may nonetheless receive a PRV upon approval of their marketing application if they request such a voucher in their original marketing application and meet all of the eligibility criteria. If a PRV is received, it may be sold or transferred an unlimited number of times. Congress has extended the PRV program until December 20, 2024, with the potential for PRVs to be granted until September 30, 2026.

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

The BPCIA is complex and continues to be interpreted and implemented by the FDA. In addition, government proposals have sought to reduce the 12-year reference product exclusivity period. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of litigation. As a result, the ultimate impact of the BPCIA is subject to significant uncertainty.

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

EU Regulation of medicinal products

Clinical Trials in the European Union

Similarly to the United States, the various phases of non-clinical and clinical research in the European Union are subject to significant regulatory controls. In the European Union, clinical trials are governed by the Clinical Trials Regulation (EU) No 536/2014, or CTR, which entered into application on January 31, 2022 repealing and replacing the former Clinical Trials Directive 2001/20, or CTD.

The CTR is intended to harmonize and streamline clinical trial authorizations, simplify adverse-event reporting procedures, improve the supervision of clinical trials and increase transparency. Specifically, the Regulation, which is directly applicable in all EU Member States, introduces a streamlined application procedure through a single-entry point, the "EU portal", the Clinical Trials Information System, or CTIS; a single set of documents to be prepared and submitted for the application; as well as simplified reporting procedures for clinical trial sponsors. A harmonized procedure for the assessment of applications for clinical trials has been introduced and is divided into two parts. Part I assessment is led by the competent authorities of a reference Member State selected by the trial sponsor and relates to clinical trial aspects that are considered to be scientifically harmonized across EU Member States. This assessment is then submitted to the competent authorities of all concerned Member States in which the trial is to be conducted for their review. Part II is assessed separately by the competent authorities and Ethics Committees in each concerned EU Member State. Individual EU Member States retain the power to authorize the conduct of clinical trials on their territory. The CTR foresaw a three-year transition period that ended on January 31, 2025. Since this date, all new or ongoing trials are subject to the provisions of the CTR.

In all cases, clinical trials must be conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. Medicines used in clinical trials, including ATMPs, must be manufactured in accordance with the guidelines on cGMP and in a GMP licensed facility, which can be subject to GMP inspections.

EU Review and approval process

In the European Union, medicinal products can only be commercialized after a related marketing authorization, or MA, has been granted. To obtain an MA for a product in the European Union, an applicant must submit a Marketing Authorization Application, or MAA, either under a centralized procedure administered by the European Medicines Agency, or EMA, or one of the procedures administered by the competent authorities of EU Member States (decentralized procedure, national procedure or mutual recognition procedure). An MA may be granted only to an applicant established in the European Union.

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

An MA has, in principle, an initial validity of five years. The MA may be renewed after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the EU Member State in which the original MA was granted. To support the application, the MA holder must provide the EMA or the competent authority with a consolidated version of the Common Technical Document providing up-to-date data concerning the quality, safety and efficacy of the product, including all variations introduced since the MA was granted, at least nine months before the MA ceases to be valid. The European Commission or the competent authorities of the EU Member States may decide on justified grounds relating to pharmacovigilance, to proceed with one further five-year renewal period for the MA. Once subsequently definitively renewed, the MA shall be valid for an unlimited period. Any authorization which is not followed by the actual placing of the medicinal product on the EU market (for a centralized MA) or on the market of the authorizing EU Member State within three years after authorization ceases to be valid (the so-called sunset clause).

Innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the Priority Medicines, or PRIME, scheme, which provides incentives similar to the breakthrough therapy designation in the U.S. PRIME is a voluntary scheme aimed at enhancing the EMA’s support for the development of medicinal products that target unmet medical needs. Eligible products must target conditions for which there is an unmet medical need (there is no satisfactory method of diagnosis, prevention or treatment in the European Union or, if there is, the new medicinal product will bring a major therapeutic advantage) and they must demonstrate the potential to address the unmet medical need by introducing new methods of therapy or improving existing ones. Benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and potentially accelerated MAA assessment once a dossier has been submitted.

In the European Union, a “conditional” MA may be granted in cases where all the required safety and efficacy data are not yet available. The European Commission may grant a conditional MA for a medicinal product if it is demonstrated that all of the following criteria are met: (i) the benefit-risk balance of the medicinal product is positive; (ii) it is likely that the applicant will be able to provide comprehensive data post-authorization; (iii) the medicinal product fulfils an unmet medical need; and (iv) the benefit of the immediate availability to patients of the medicinal product is greater than the risk inherent in the fact that additional data are still required. The conditional MA is subject to conditions to be fulfilled for generating the missing data or ensuring increased safety measures. It is valid for one year and must be renewed annually until all related conditions have been fulfilled. Once any pending studies are provided, the conditional MA can be converted into a traditional MA. However, if the conditions are not fulfilled within the timeframe set by the EMA and approved by the European Commission, the MA will cease to be renewed.

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

Advanced Therapy Medicinal Products in the European Union

Advanced Therapy Medicinal Products, or ATMPs, include gene therapy products as well as somatic cell therapy products and tissue engineered products. The grant of marketing authorization in the European Union for products containing viable human tissues or cells such as gene therapy medicinal products is governed by Regulation (EC) No. 1394/2007 on ATMPs, read in combination with Directive (EC) No. 2001/83 of the European Parliament and of the Council, commonly known as the Community code on medicinal products. Regulation (EC) No. 1394/2007 establishes specific rules concerning the authorization, supervision and pharmacovigilance of gene therapy medicinal products, somatic cell therapy medicinal products and tissue engineered products. Manufacturers of advanced therapy medicinal products must demonstrate the quality, safety and efficacy of their products to the EMA which is required to provide an opinion regarding the application for marketing authorization. The European Commission grants or refuses marketing authorization in light of the opinion delivered by the EMA.

Products made from substances of human origin must also comply with Regulation (EU) 2024/1938 on standards of quality and safety for substances of human origin intended for human application. This Regulation describes the conditions and quality requirements which must be applied when sourcing the substances of human origin intended for manufacturing of such medicinal products and removed divergences between EU Member States that were present under the (now repealed) Directive (EC) No. 2004/23.

Pediatric Development

In the European Union, Regulation (EC) No 1901/2006 provides that all MAAs for new medicinal products have to include the results of trials conducted in the pediatric population, in compliance with a pediatric investigation plan, or PIP, agreed with the

EMA’s Pediatric Committee, or PDCO. The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the medicinal product for which MA is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures provided in the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when these data are not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Once the MA is obtained in all EU Member States and study results are included in the product information, even when negative, the product is eligible for a six-month extension to the Supplementary Protection Certificate, or SPC, if any is in effect at the time of authorization or, in the case of orphan medicinal products, a two-year extension of orphan market exclusivity.

Manufacturing Regulation in the European Union

In addition to an MA, various other requirements apply to the manufacturing and placing on the EU market of medicinal products. The manufacturing of medicinal products in the European Union requires a manufacturing authorization and import of medicinal products into the European Union requires a manufacturing authorization allowing for import. The manufacturing authorization holder must comply with various requirements set out in the applicable EU laws, regulations and guidance, including EU cGMP standards. Similarly, the distribution of medicinal products within the European Union is subject to compliance with the applicable EU laws, regulations and guidelines, including the requirement to hold appropriate authorizations for distribution granted by the competent authorities of EU Member States. Marketing authorization holders and/or manufacturing and import authorization, or MA holders and/or distribution authorization holders may be subject to civil, criminal or administrative sanctions, including suspension of manufacturing authorization, in case of non-compliance with the EU or EU Member States’ requirements applicable to the manufacturing of medicinal products.

Data and Market Exclusivity in the European Union

The European Union provides opportunities for data and market exclusivity related to MAs. Upon receiving an MA, innovative medicinal products are generally entitled to receive eight years of data exclusivity and 10 years of market exclusivity. Data exclusivity, if granted, prevents regulatory authorities in the European Union from referencing the innovator’s data to assess a generic application or biosimilar application for eight years from the date of authorization of the innovative product, after which a generic or biosimilar MAA can be submitted, and the innovator’s data may be referenced. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the European Union until 10 years have elapsed from the initial MA of the reference product in the European Union. The overall ten-year period may, occasionally, be extended for a further year to a maximum of 11 years if, during the first eight years of those ten years, the MA holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. However, there is no guarantee that a product will be considered by the European Union’s regulatory authorities to be a new chemical/biological entity, and products may not qualify for data exclusivity.

In the European Union, there is a special regime for biosimilars, or biological medicinal products that are similar to a reference medicinal product but that do not meet the definition of a generic medicinal product. For such products, the results of appropriate preclinical or clinical trials must be provided in support of an application for MA. Guidelines from the EMA detail the type of quantity of supplementary data to be provided for different types of biological product.

Orphan Designation in the European Union

In the European Union, Regulation (EC) No. 141/2000, as implemented by Regulation (EC) No. 847/2000 provides that a medicinal product can be designated as an orphan medicinal product by the European Commission if its sponsor can establish that: (i) the product is intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions; (ii) either (a) such conditions affect not more than 5 in 10,000 persons in the European Union when the application is made, or (b) the product without the benefits derived from orphan status, would not generate sufficient return in the European Union to justify the necessary investment in developing the medicinal product; and (iii) there exists no satisfactory authorized method of diagnosis, prevention, or treatment of the condition that has been authorized in the European Union, or even if such method exists, the product will be of significant benefit to those affected by that condition.

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

Post-authorization Requirements

Where an MA is granted in relation to a medicinal product in the European Union, the holder of the MA is required to comply with a range of regulatory requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products. Similar to the United States, both MA holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA, the European Commission and/or the competent regulatory authorities of the individual EU Member States. The holder of an MA must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance who is responsible for oversight of that system. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports, or PSURs.

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

In the European Union, the advertising and promotion of medicinal products are subject to both European Union and EU Member States’ laws governing promotion of medicinal products, interactions with physicians and other healthcare professionals, misleading and comparative advertising and unfair commercial practices. General requirements for advertising and promotion of medicinal products, such as direct-to-consumer advertising of prescription medicinal products are established in EU law. However, the details are governed by regulations in individual EU Member States and can differ from one country to another. For example, applicable laws require that promotional materials and advertising in relation to medicinal products comply with the product’s Summary of Product Characteristics, or SmPC, which may require approval by the competent national authorities in connection with an MA. The SmPC is the document that provides information to physicians concerning the safe and effective use of the product. Promotional activity that does not comply with the SmPC is considered off-label and is prohibited in the European Union.

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

The ACA, which was enacted in March 2010, substantially changed the way healthcare is financed by both governmental and private insurers in the United States, and significantly affected the pharmaceutical industry. The ACA contains a number of provisions of particular import to the pharmaceutical and biotechnology industries, including, but not limited to, those governing enrollment in federal healthcare programs, a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, and annual fees based on pharmaceutical companies’ share of sales to federal healthcare programs. Since its enactment, there have been judicial, Congressional and executive branch challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. For example, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is also unclear how such challenges and the healthcare reform measures of the second Trump administration will impact the ACA and our business.

Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers of 2% per fiscal year and reduced payments to several types of Medicare providers. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2032 unless additional action is taken by Congress. Additionally, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024.

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, the IRA, among other things, (i) directs the U.S. Department of Health and Human Services, or HHS, to negotiate the price of certain high-expenditure, single-source biologics that have been on the market for at least 11 years covered under Medicare, or the Medicare Drug Price Negotiation and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such drugs and biologics under the law, and (ii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions began to take effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon price of the first ten drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. Further, on December 7, 2023, an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act was announced. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.

In December 2021, Regulation No 2021/2282 on Health Technology Assessment, or HTA Regulation, was adopted. The HTA Regulation is intended to boost cooperation among EU Member States in assessing health technologies, including new medicinal products, and providing the basis for cooperation at EU level for joint clinical assessments in these areas. The HTA Regulation entered into application on January 12, 2025 through a phased implementation and is intended to harmonize the clinical benefit assessment of HTA across the European Union.

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

Data privacy and security

In the ordinary course of our business, we may process personal or sensitive data. Accordingly, we are subject to numerous data privacy and security obligations, including federal, state, local, and foreign laws, regulations, guidance, and industry standards related to data privacy, security, and protection. Such obligations may include, without limitation, the Federal Trade Commission Act, the Telephone Consumer Protection Act of 1991, the Controlling the Assault of Non-Solicited Pornography And Marketing Act of 2003, the California Consumer Privacy Act of 2018, or the CCPA, the Canadian Personal Information Protection and Electronic Documents Act, Canada’s Anti-Spam Legislation, the European Union’s General Data Protection Regulation 2016/679, or the EU GDPR, the EU GDPR as it forms part of UK law by virtue of section 3 of the European Union (Withdrawal) Act 2018, or the UK GDPR, and the ePrivacy Directive. Several states within the United States have enacted or proposed data privacy laws.

The CCPA and EU GDPR are examples of the increasingly stringent and evolving regulatory frameworks related to personal data processing that may increase our compliance obligations and exposure for any noncompliance. For example, the CCPA imposes obligations on covered businesses to provide specific disclosures related to a business’s collecting, using, and disclosing personal data and to respond to certain requests from California residents related to their personal data (for example, requests to know of the business’s personal data processing activities, to delete the individual’s personal data, and to opt out of certain personal data disclosures). Also, the CCPA provides for civil penalties and a private right of action for data breaches which may include an award of statutory damages.

Foreign data privacy and security laws (including but not limited to the EU GDPR and UK GDPR) impose significant and complex compliance obligations on entities that are subject to those laws. As one example, the EU GDPR applies to any company established in the EEA and to companies established outside the EEA that process personal data in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA. These obligations may include limiting personal data processing to only what is necessary for specified, explicit, and legitimate purposes; requiring a legal basis for personal data processing; requiring the appointment of a data protection officer in certain circumstances; increasing transparency obligations to data subjects; requiring data protection impact assessments in certain circumstances; limiting the collection and retention of personal data; increasing rights for data subjects; formalizing a heightened and codified standard of data subject consents; requiring the implementation and maintenance of technical and organizational safeguards for personal data; mandating notice of certain personal data breaches to the relevant supervisory authority(ies) and affected individuals; and mandating the appointment of representatives in the UK and/or the EU in certain circumstances.

See the section titled “Risk Factors – General Risks” for additional information about the laws and regulations to which we may become subject and about the risks to our business associated with such laws and regulation.

Human Capital Resources

Our human capital is integral to helping us achieve our mission of eradicating monogenic diseases of the CNS. We have built a culture of high performance based on our core values:

•
Developing cutting-edge technologies and medicines;
•
Being an ally to the rare disease community;
•
Uncovering never-before-seen scientific discoveries;
•
Having a true sense for the term “partnership”; and
•
Exploring uncharted territory.

Our human capital objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards.

As of December 31, 2024, we had 73 employees, all of whom were full-time. All of our employees are located in the United States. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Since our inception, we have incurred significant net losses, and we expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses were $89.3 million and $111.6 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $602.3 million. We have financed our operations with $671.0 million in gross proceeds from equity financings, including from pre-IPO private placements of convertible preferred stock, our initial public offering, or the IPO, and subsequent sales of common stock in public and private securities offerings, from our previous loan agreement with Silicon Valley Bank and our current loan agreement with Trinity Capital and from the option agreement dated October 21, 2022, or the Option Agreement, with Audentes Therapeutics, Inc. (d/b/a Astellas Gene Therapy), or Astellas, and the securities purchase agreement dated October 21, 2022, or the Securities Purchase Agreement (and together with the Option Agreement, the Astellas Transactions), with Astellas. We have no products approved for commercialization and have never generated any revenue from product sales.

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

As of December 31, 2024, we had cash and cash equivalents of $139.0 million. We believe that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital requirements into the fourth quarter of 2026. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities, acquisitions of additional product candidates, and changes in regulation. Our future capital requirements will depend on many factors, including:

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

We will require additional capital to achieve our business objectives, including to conduct our ongoing and planned clinical trials of our product candidates. Additional funds may not be available on a timely basis, on favorable terms, or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term business strategy. Further, our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions, including fluctuations in inflation rates and concerns of a recession in the United States or other major markets, potential tariffs and disruptions to and volatility in the credit and financial markets in the United States and worldwide. Weakness and volatility in the capital markets and the economy in general could also increase our costs of borrowing. If we are unable to raise sufficient additional capital, we could be forced to curtail our planned operations and the pursuit of our growth strategy.

Our existing indebtedness contains restrictions that potentially limit our flexibility in operating our business. In addition, we may be required to make a prepayment or repay our outstanding indebtedness earlier than we expect under our Trinity Term Loan Agreement if we are unable to satisfy certain conditions.

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

Our results of operations could be adversely affected by general conditions in the global economy. Unfavorable conditions in the economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth in the United States or abroad, financial and credit market fluctuations, inflation, fluctuating interest rates, potential tariffs and other concerns regarding international trade relations, political turmoil, natural catastrophes, outbreaks of contagious diseases, warfare and terrorist attacks on the United States, Europe, the Asia Pacific region or elsewhere, such as the conflict in the Middle East, could cause a decrease in business investments, disrupt the timing and cadence of key industry events, and negatively affect the growth of our business and our results of operations. For example, the COVID-19 pandemic adversely affected workforces, economies and financial markets globally, leading to a reduction in the ability of, or the inability of, partners, suppliers, vendors or other parties to meet their contractual obligations, and for a period of time, a reduction in customer spending on technology, and such conditions may reoccur in the future. The war in Ukraine and the related political and economic responses imposed on Russia such as sanctions, may also exacerbate these issues and trends especially in Europe. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause delays in payments for our services by third-party payors or our collaborators. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business, financial condition, results of operations and prospects.

Risks Related to the Development of our Product Candidates

TSHA-102 is currently our lead product candidate and there is no guarantee that we will be able to successfully develop and commercialize TSHA-102.

We are currently focused on the potential development of our lead product candidate, TSHA-102. We are still developing TSHA-102 and it cannot be marketed or sold in the United States or in foreign markets until regulatory approval has been obtained from the FDA or applicable foreign regulatory agencies. The process of obtaining regulatory approval is expensive and time consuming. The FDA and foreign regulatory authorities may never approve TSHA-102 for sale and marketing, and even if TSHA-102 is ultimately approved, regulatory approval may be delayed or limited in the United States or in other jurisdictions. Even if we are authorized to sell and market TSHA-102 in one or more markets, there is no assurance that we will be able to successfully market

TSHA-102 or that TSHA-102 will achieve market acceptance sufficient to generate profits. If we are unable to successfully develop and commercialize TSHA-102 due to failure to obtain regulatory approval for TSHA-102, to successfully market TSHA-102, to generate profits from the sale of TSHA-102, or due to other risk factors outlined in this report, it would have material adverse effects on our business, financial condition, and results of operations as TSHA-102 is currently our sole product candidate in clinical development.

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

Our strategy is to identify, develop and commercialize gene therapy product candidates using an AAV9 capsid for intrathecal delivery of therapeutic transgenes to certain kinds of cells. Our future success depends on the successful development of these novel therapeutic approaches. To date, very few products that utilize gene transfer have been approved in the United States, the European Union or other European countries and no gene transfer therapy products that utilize an intrathecal method of administration have been approved. There have been a limited number of clinical trials of gene transduction technologies.

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

Adverse developments in preclinical studies or clinical trials conducted by others in the field of gene therapy and gene regulation products may cause the FDA, the European Union, and other regulatory authorities to revise the requirements for approval of any product candidates we may develop or limit the use of products utilizing gene regulation technologies, either of which could harm our business. In addition, the clinical trial requirements of the FDA, the European Union, national competent authorities of EU Member States and other regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty, and intended use and market of the potential products. The regulatory approval process for product candidates such as ours can be more expensive and take longer than for other, better known, or more extensively studied pharmaceutical or other product candidates. Further, as we are developing novel potential treatments for diseases in which, in some cases, there is little clinical experience with potential new endpoints and methodologies, there is heightened risk that the FDA, the EMA or the European Commission or other regulatory authorities may not consider the clinical trial endpoints to provide clinically meaningful results, and the resulting clinical data and results may be more difficult to analyze. In addition, we may not be able to identify or develop appropriate animal disease models to enable or support planned clinical development. Any natural history studies that we may conduct or rely upon in our clinical development may not be accepted by the FDA, EMA or the European Commission or other regulatory authorities. Regulatory authorities administering existing or future regulations or legislation may not allow production and marketing of products utilizing gene regulation technology in a timely manner or under technically or commercially feasible conditions. In addition, regulatory action or private litigation could result in expenses, delays, or other impediments to our research programs or the commercialization of resulting products. Further, approvals by one regulatory authority may not be indicative of what other regulatory authorities may require for approval.

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

Success in preclinical testing and early clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. Preclinical tests and Phase 1 and Phase 2 clinical trials are primarily designed to test safety, to study pharmacokinetics and pharmacodynamics and to understand the side effects of product candidates at various doses and schedules. Success in preclinical or animal studies and early clinical trials does not ensure that later large-scale efficacy trials will be successful nor does it predict final results. For example, we may be unable to identify suitable animal disease models for our product candidates, which could delay or frustrate our ability to proceed into clinical trials or obtain marketing approval. Our product candidates may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies or having successfully advanced through initial clinical trials. Our Phase 1/2 clinical trials of TSHA-102 involve small patient populations. Because of the small sample sizes, the results of these trials may not be indicative of results of future clinical trials. Further, although other gene therapy clinical trials conducted by others also utilized AAV9 vectors, these trials should not be relied upon as evidence that our planned clinical trials will succeed.

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

We will need to successfully complete our ongoing and planned clinical trials, including pivotal clinical trials, in order to obtain FDA and comparable foreign regulatory approval to market our product candidates. Carrying out later-stage clinical trials and the submission of a successful BLA and comparable foreign application is a complicated process. As an organization, we have initiated Phase 1/2 clinical trials, have not previously conducted any later stage or pivotal clinical trials, but have limited experience in preparing, submitting and prosecuting regulatory filings and have not previously submitted a BLA or comparable foreign application for any product candidate. In addition, we have had limited interactions with the FDA and comparable foreign regulatory authorities and cannot be certain how many additional clinical trials of our product candidates will be required or how such trials should be designed. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to BLA submission or comparable foreign application and approval of any product candidate. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in commercializing our product candidates.

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

In the European Union, a medicinal product can be designated as an orphan medicinal product by the European Commission if its sponsor can establish that: (i) the product is intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions; (ii) either (a) such conditions affect not more than 5 in 10,000 persons in the European Union when the application is made, or (b) the product without the benefits derived from orphan status, would not generate sufficient return in the European Union to justify the necessary investment in developing the medicinal product; and (iii) there exists no satisfactory authorized method of diagnosis, prevention, or treatment of the condition that has been authorized in the European Union, or even if such method exists, the product will be of significant benefit to those affected by that condition.

Orphan medicinal product designation entitles an applicant to incentives such as fee reductions or fee waivers, protocol assistance, and access to the centralized marketing authorization procedure. Upon grant of a marketing authorization, orphan medicinal products are entitled to a ten-year period of market exclusivity for the approved therapeutic indication, which means that the EMA cannot accept another marketing authorization application or accept an application to extend for a similar product and the European Commission cannot grant a marketing authorization for the same indication for a period of ten years. The period of market exclusivity is extended by two years for orphan medicinal products that have also complied with an agreed PIP. The period of market exclusivity may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria on the basis of which it received orphan medicinal product destination, including where it can be demonstrated on the basis of available evidence that the original orphan medicinal product is sufficiently profitable not to justify maintenance of market exclusivity or where the prevalence of the condition has increased above the threshold. Additionally, an MA may be granted to a similar medicinal product with the same orphan indication during the 10 year period if: (i) if the applicant consents to a second original orphan medicinal product application, (ii) if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities; or (iii) if the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior to the original orphan medicinal product. A company may voluntarily remove a product from the register of orphan products. Orphan medicinal product designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. We have obtained orphan drug designation from the FDA for TSHA-102 for the treatment of Rett syndrome and TSHA-105 for the treatment of SLC13A5 deficiency. In addition, TSHA-118 has received orphan drug designation for the treatment of CLN1 disease from the FDA and EMA.

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

We have received rare pediatric disease designation for TSHA-102 for the treatment of Rett syndrome. However, a marketing application for TSHA-102, if approved, may not meet the eligibility criteria for a PRV or the rare pediatric disease designation program may sunset before FDA is able to consider us for a voucher.

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

The authority for the FDA to award rare pediatric disease PRVs for drugs that have received rare pediatric disease designation currently expires on September 30, 2026. Absent any extension through federal legislation, if the BLA for TSHA-102 is not approved prior to September 30, 2026 for any reason, regardless of whether it meets the criteria for a rare pediatric disease PRV, it will not be eligible for a PRVs.

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

We are currently conducting our Phase 1/2 adolescent and adult trial of TSHA-102 in Canada and our Phase 1/2 pediatric trial of TSHA-102 in the United Kingdom and Canada and plan to conduct in the future additional clinical trials for our product candidates outside the United States, and the FDA and similar foreign regulatory authorities may not accept data from such trials.

We are conducting our Phase 1/2 adolescent and adult clinical trial of TSHA-102 in Canada and our Phase 1/2 pediatric clinical trial of TSHA-102 in the United Kingdom and Canada and may in the future choose to conduct additional clinical trials outside the United States, including in the United Kingdom, European Union or other foreign jurisdictions. The acceptance of trial data from clinical trials conducted outside the United States by the FDA may be subject to certain conditions. In cases where data from clinical trials conducted outside the United States are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and (iii) the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory bodies have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any similar foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any similar foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.

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

The United Kingdom’s, withdrawal from the European Union on January 31, 2020, commonly referred to as Brexit, has changed the regulatory relationship between the United Kingdom and the European Union. The Medicines and Healthcare products Regulatory Agency, or MHRA, is now the United Kingdom’s standalone regulator for medicinal products and medical devices. Great Britain (England, Scotland and Wales) is now a third country to the European Union. Northern Ireland will, with regard to EU regulations, continue to follow the EU regulatory rules for now.

The UK regulatory framework in relation to clinical trials is governed by the Medicines for Human Use (Clinical Trials) Regulations 2004, as amended, which is derived from the CTD, as implemented into the UK national law through secondary legislation. On January 17, 2022, the MHRA launched an eight-week consultation on reframing the UK legislation for clinical trials. The UK Government published its response to the consultation on March 21, 2023 confirming that it would bring forward changes to the legislation. These resulting legislative amendments will, if implemented in their current form, bring the UK into closer alignment with the CTR. In October 2023, the MHRA announced a new Notification Scheme for clinical trials which enables a more streamlined and risk-proportionate approach to initial clinical trial applications for Phase 4 and low-risk Phase 3 clinical trial applications.

All existing EU marketing authorizations for centrally authorized products were automatically converted or grandfathered into UK marketing authorizations, effective in the United Kingdom only, free of charge on January 1, 2021, unless the marketing authorization holder opted-out of this possibility. Northern Ireland remained within the scope of EU authorizations in relation to centrally authorized medicinal products until January 1, 2025. However, on January 1, 2025, a new arrangement as part of the so-called “Windsor Framework” came into effect and reintegrated Northern Ireland under the regulatory authority of the MHRA with respect to medicinal products. The Windsor Framework removes EU licensing processes and EU labelling and serialization requirements in relation to Northern Ireland and introduces a UK-wide licensing process for medicines.

The MHRA has also introduced changes to national marketing authorization procedures. This includes introduction of procedures to prioritize access to new medicines that will benefit patients, including a 150-day assessment route, a rolling review procedure and the International Recognition Procedure. Since January 1, 2024, the MHRA may rely on the International Recognition Procedure, or IRP, when reviewing certain types of marketing authorization applications. This procedure is available for applicants for marketing authorization who have already received an authorization for the same product from a reference regulator. These include the FDA, the EMA, and national competent authorities of individual European Economic Area, or EEA, countries. A positive opinion from the EMA and CHMP, or a positive end of procedure outcome from the mutual recognition or decentralized procedures are considered to be authorizations for the purposes of the IRP.

There is no pre-marketing authorization orphan designation for medicinal products in the United Kingdom. Instead, the MHRA reviews applications for orphan designation in parallel to the corresponding marketing authorization application. The criteria are essentially the same as those in the European Union, but have been tailored for the market. This includes the criterion that prevalence of the condition in the United Kingdom, rather than the European Union, must not be more than five in 10,000. Upon the grant of a marketing authorization with orphan status, the medicinal product will benefit from up to 10 years of market exclusivity from similar products in the approved orphan indication. The start of this market exclusivity period will be set from the date of first approval of the product in the United Kingdom.

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

We currently rely on third-party contract manufacturing organizations, or CMOs, including Catalent, to manufacture our product candidates. We expect to rely on CMOs for our manufacturing needs for the foreseeable future. To date, our manufacturing partners have met our manufacturing requirements and quality standards for our program materials, and we expect that these organizations, primarily Catalent, will be capable of providing sufficient quantities of our program materials to meet anticipated clinical trial scale demands. While we believe that there are alternative sources of supply for our program materials that can satisfy our clinical and commercial requirements, identifying and establishing relationships with such sources, if necessary, would result in delays and additional costs, both of which could be significant.

The manufacturers of pharmaceutical products must comply with strictly enforced cGMP requirements, state and federal regulations, as well as foreign requirements when applicable. Any failure of us or our CMOs to adhere to or document compliance to such regulatory requirements could lead to a delay or interruption in the availability of our program materials for clinical trials or enforcement action from the FDA, competent authorities of EU Member States or foreign regulatory authorities. If we or our manufacturers were to fail to comply with the FDA, European Union or other regulatory authority requirements, it could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension, variation or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates. Our potential future dependence upon others for the manufacture of our product candidates may also adversely affect our future profit margins and our ability to commercialize any product candidates that receive regulatory approval on a timely and competitive basis.

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

More restrictive government regulations or negative public opinion would have a negative effect on our business or financial condition and may delay or impair the development and commercialization of our product candidates or demand for any products once approved. For example, in 2003, trials using early versions of murine gamma-retroviral vectors, which integrate with, and thereby alter, the host cell’s DNA, led to several well-publicized adverse events, including reported cases of leukemia. Although none of our current product candidates utilize murine gamma-retroviral vectors, our product candidates use AAV9 viral vectors. Among the risks in any gene therapy product based on viral vectors are the risks of immunogenicity, elevated liver enzymes, and insertional oncogenesis. If any of our vectors demonstrate a similar effect we may decide or be required to halt or delay further clinical development of any product candidates that utilize that vector. Adverse events in our or others’ clinical trials, even if not ultimately attributable to our product candidates, and the resulting publicity could result in increased governmental regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates. The risk of cancer remains a concern for gene therapy and we cannot assure that it will not occur in any of our planned or future clinical trials or in any clinical trials conducted by other companies. In addition, there is the potential risk of delayed adverse events following exposure to gene therapy products due to persistent biological activity of the genetic material or other components of products used to carry the genetic material. In addition, for our regulated gene replacement therapy candidates that require that the expression of a therapeutic transgene be tightly regulated, such as TSHA-102, we may inadvertently cause overexpression, which could lead to numerous issues, including safety and toxicity concerns. Furthermore, these regulatory gene replacement therapy candidates require the insertion of miRNA targets into the viral genome, which is a technology that to our knowledge is not present in any approved gene therapy products. If any such adverse events occur, commercialization of our product candidates or further advancement of our clinical trials could be halted or delayed, which would have a negative impact on our business and operations.

If we are unable to establish sales, marketing and distribution capabilities for TSHA-102 or any other product candidate that may receive regulatory approval, we may not be successful in commercializing those product candidates if and when they are approved.

We do not have sales or marketing infrastructure. To achieve commercial success for TSHA-102 or any other product candidate for which we may obtain marketing approval, we will need to establish a sales and marketing organization. In the future, we expect to build a focused sales and marketing infrastructure to market some of our product candidates in the United States, if and when they are approved. There are risks involved with establishing our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time-consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

Foreign governments also have their own healthcare reimbursement systems, which vary significantly by country and region, and we cannot be sure that coverage and adequate reimbursement will be made available with respect to the treatments in which our products are used under any foreign reimbursement system. The European Union provides options for EU Member States to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. An EU Member State may approve a specific price for the medicinal product, it may refuse to reimburse a product at the price set by the manufacturer or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. Many EU Member States also periodically review their reimbursement procedures for medicinal products, which could have an adverse impact on reimbursement status. Moreover, in order to obtain reimbursement for our products in some European countries, including some EU Member States, we may be required to compile additional data comparing the cost-effectiveness of our products to other available therapies. This Health Technology Assessment, or HTA, of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU Member States, including those representing the larger markets. The HTA process is the procedure to assess therapeutic, economic and societal impact of a given medicinal product in the national healthcare systems of the individual country. The outcome of an HTA will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product currently varies between EU Member States.

Legislators, policymakers and healthcare insurance funds in the European Union and the United Kingdom may continue to propose and implement cost-containing measures to keep healthcare costs down, particularly due to the financial strain that the COVID-19 pandemic has placed on national healthcare systems of European countries. These measures could include limitations on the prices we would be able to charge for product candidates that we may successfully develop and for which we may obtain regulatory approval or the level of reimbursement available for these products from governmental authorities or third-party payors. Further, an increasing number of EU and other foreign countries use prices for medicinal products established in other countries as “reference prices” to help determine the price of the product in their own territory. Consequently, a downward trend in prices of medicinal products in some countries could contribute to similar downward trends elsewhere.

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

The term of the research funding portion of the UT Southwestern Agreement, under which we have the ability to acquire exclusive rights to additional gene therapy products for rare, monogenic CNS indications, has been extended to expand research funding pursuant to sponsored research agreements on a program-by-program basis. UT Southwestern has also entered into collaborations with third parties, including certain of our competitors, addressing targets and disease indications outside the scope of our collaboration. As a result, UT Southwestern may have competing interests with respect to their priorities and resources. We may have disagreements with UT Southwestern with respect to the interpretation of the UT Southwestern Agreement, use of resources or otherwise that could cause our relationship with UT Southwestern to deteriorate. As a result, UT Southwestern may reduce their focus on, and resources allocated to, our programs, potentially delaying or terminating our ability to advance product candidates through preclinical studies. Additionally, if either of Dr. Gray or Dr. Minassian were to leave UT Southwestern or to otherwise no longer be meaningfully involved with us, our preclinical research and development capabilities may be substantially reduced.

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

We rely on these parties for execution of our preclinical studies and clinical trials, and generally do not control their activities. Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA and comparable foreign regulatory authorities require us to comply with standards, commonly referred to as GCPs, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. We also are required to register ongoing clinical trials and post the results of completed clinical trials on government-sponsored databases, such as ClinicalTrials.gov, within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions. If we or any of our CROs or other third parties, including trial sites, fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, European Commission or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials complies with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP conditions. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

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

Patent terms may be inadequate to protect our competitive position on our products for an adequate amount of time, and if we do not obtain protection under the Hatch-Waxman Amendments and similar non-U.S. legislation for extending the term of patents covering each of our product candidates, our business may be materially harmed.

Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. Depending upon the timing, duration and conditions of FDA marketing approval of our product candidates, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments, and similar legislation in the European Union. The Hatch-Waxman Amendments permit a patent term extension of up to five years for a patent covering an approved product as compensation for effective patent term lost during product development and the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval. Only one patent may be extended, and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. However, we may not receive an extension if we fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the length of the extension could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is less than we request, the period during which we can enforce our patent rights for that product will be shortened and our competitors may obtain approval to market competing products sooner. As a result, our revenue from applicable products could be reduced and could have a material adverse effect on our business.

If we fail to comply with our obligations in our current and future intellectual property licenses with third parties, we could lose rights that are important to our business.

We are heavily reliant upon licenses to certain patent rights and proprietary technology for the development of our product candidates, in particular the UT Southwestern Agreement and our license agreement with Abeona. These license agreements impose diligence, development and commercialization timelines and milestone payment, royalty, insurance and other obligations on us. If we fail to comply with our obligations, our licensors may have the right to terminate our licenses, in which event we might not be able to develop, manufacture or market any product that is covered by the intellectual property we in-license from such licensor and may face other penalties. Such an occurrence would materially adversely affect our business prospects.

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

For example, on September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act included a number of significant changes to U.S. patent law. These included provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The United States Patent and Trademark Office, or USPTO, has developed new and untested regulations and procedures to govern the full implementation of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, became effective in March 2013. The Leahy-Smith Act has also introduced procedures making it easier for third parties to challenge issued patents, as well as to intervene in the prosecution of patent applications. Finally, the Leahy-Smith Act contained new statutory provisions that require the USPTO to issue new regulations for their implementation, and it may take the courts years to interpret the provisions of the new statute. It is too early to tell what, if any, impact the Leahy-Smith Act will have on the operation of our business and the protection and enforcement of our intellectual property. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our future patents. Further, the United States Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on actions by the United States Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce patents that we have owned or licensed or that we might obtain in the future. An inability to obtain, enforce, and defend patents covering our proprietary technologies would materially and adversely affect our business prospects and financial condition.

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

We may be involved in lawsuits to protect or enforce our patents, which could be expensive, time-consuming and unsuccessful.

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

As our current and future product candidates progress toward commercialization, the possibility of a patent infringement claim against us increases. We cannot provide any assurance that our current and future product candidates do not infringe other parties’ patents or other proprietary rights, and competitors or other parties may assert that we infringe their proprietary rights in any event. We may become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our current and future product candidates, including interference or derivation proceedings before the USPTO. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, which could have a negative impact on our ability to commercialize TSHA-102 or any future product candidates. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is high and requires us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would agree with us and invalidate the claims of any such U.S. patent. Moreover, given the vast number of patents in our field of technology, we cannot be certain that we do not infringe existing patents or that we will not infringe patents that may be granted in the future.

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

Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. For example, in March 2010, the ACA was passed, which substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry.

There have been judicial, congressional, and executive branch challenges to certain aspects of the ACA, including efforts to repeal or replace certain aspects of the ACA. For example, on August 16, 2022, the Inflation Reduction Act of 2022, or the IRA, was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is also unclear how any additional healthcare reform measures of the second Trump administration will impact the ACA and our business.

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute, will remain in effect until 2032, unless additional congressional action is taken. These laws may result in additional reductions in Medicare and other healthcare funding, which could have an adverse effect on customers for our product candidates, if approved, and, accordingly, our financial operations. Additionally, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024.

Additionally, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Presidential executive orders, congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the IRA, among other things, (i) directs HHS to negotiate the price of certain high-expenditure, single-source biologics that have been on the market for at least 11 years covered under Medicare, or the Medicare Drug Price Negotiation Program, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such drugs and biologics under the law, and (ii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions began to take effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon price of the first ten drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. Further, on December 7, 2023, an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act was announced. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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
•
additional recordkeeping.

For instance, the regulatory landscape related to clinical trials in the European Union recently evolved. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each EU Member State, leading to a single decision for each EU Member State. The assessment procedure for the authorization of clinical trials has been harmonized as well, including a joint assessment by all EU Member States concerned, and a separate assessment by each EU Member State with respect to specific requirements related to its own territory, including ethics rules. Each EU Member State’s decision is communicated to the sponsor via the centralized EU portal. Once the clinical trial is approved, clinical study development may proceed. The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. For clinical trials in relation to which application for approval was made on the basis of the Clinical Trials Directive before January 31, 2023, the Clinical Trials Directive continued to apply on a transitional basis until January 31, 2025, by which date all ongoing trials under the Clinical Trials Directive became subject to the provisions of the CTR and all new trials since January 31, 2023 have been subject to the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as CROs, may impact our developments plans.

In addition, on April 26, 2023, the European Commission adopted a proposal for a new Directive and Regulation to revise the existing pharmaceutical legislation. The proposed revisions remain to be agreed and adopted by the European Council. Moreover, on December 1, 2024, a new European Commission took office. The proposal could, therefore, still be subject to revisions. If adopted in the form proposed, the recent European Commission proposals to revise the existing EU laws governing authorization of medicinal products may result in a decrease in data and market exclusivity opportunities for our product candidates in the European Union and make them open to generic or biosimilar competition earlier than is currently the case with a related reduction in reimbursement status.

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

We are subject to legal proceedings and claims from time to time that may seek material damages or otherwise may have a material adverse effect on our business. For example, in January 2024 and April 2024, we were named a nominal defendant in stockholder derivative lawsuits asserting claims against certain of our current and former directors, among others, in the Court of Chancery of the State of Delaware. These lawsuits, which have since been consolidated, seek unspecified monetary damages, disgorgement of profits, and reasonable costs and expenses, including attorneys’ fees, and other relief. See “Item 3-Legal Proceedings” and “Part II, Item 8, Note 13-Commitments and Contingencies” in this Annual Report for more information. Due to the inherent uncertainties in legal proceedings, we cannot accurately predict the ultimate outcome of any such proceedings. This or any future litigation, regardless of the merits of any such proceeding, could harm our reputation and result in substantial costs and diversion of management’s attention and resources, which could adversely impact our business. Although we have directors’ and officers’ liability insurance, it provides for a substantial retention of liability and is subject to limitations and may not cover a significant portion, or any, of the expenses or liabilities we may incur or be subject to in connection with these lawsuits or other litigation to which we are party. The costs we incur in defending ourselves or associated with settling such proceedings, as well as a material final judgment or decree against us, that are not covered by our directors’ and officers’ liability insurance could materially adversely affect our financial condition. In addition, additional lawsuits may be filed, the conclusion of which in a manner adverse to us and for which we incur substantial costs or damages not covered by our directors’ and officers’ liability insurance could have a material adverse effect on our financial condition and business.

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

Our stock price may be volatile. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. Specifically, from September 24, 2020, the date our stock began trading on Nasdaq, through February 25, 2025 our stock price fluctuated from a low of $0.50 to a high of $33.35 per share. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

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
•
failure by us to comply with the terms of the Trinity Term Loan Agreement;
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

Our current beneficial owners of 5% or more of our common stock and their respective affiliates beneficially own a large percentage of our common stock. As a result, these persons, acting together, would be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors, any merger, consolidation, sale of all or substantially all of our assets, or other significant corporate transactions.

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

We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We expect that our eligibility to qualify as an “emerging growth company” will end on December 31, 2025, the last day of our fiscal year following the fifth anniversary of the date of our initial public offering.

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

You should not rely on an investment in our common stock to provide dividend income. We have not declared or paid cash dividends on our common stock to date. We currently intend to retain our future earnings, if any, to fund the development and growth of our business. In addition, the terms of the Trinity Term Loan Agreement restricts our ability to pay dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future. Investors seeking cash dividends should not purchase our common stock.

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

We have a limited number of unreserved, authorized shares.

If we seek equity financing we may need to use a significant percentage of our unreserved authorized shares of common stock in such an offering, and would therefore need stockholder approval to implement an increase in our authorized shares of common stock or a reverse stock split in order to issue additional shares of common stock in the future. Our amended and restated certificate of incorporation and the Delaware General Corporation Law currently require the approval of not less than a majority of votes cast by the stockholders entitled to vote on the matter in order to approve an increase in our authorized shares of common stock or a reverse stock split. There are no assurances that stockholder approval will be obtained, in which event we will be unable to raise additional capital through the issuance of shares of common stock to fund our future operations.

General Risks

We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our (or the third parties with whom we work) actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.

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

Our data Processing activities subject us to numerous data privacy and security obligations, such as various federal, state, local, and foreign laws, regulations, and guidance industry standards, external and internal data privacy and security policies, contractual requirements, and other obligations relating to data privacy and security. The number and scope of which is changing, subject to differing applications and interpretations, and which may be inconsistent among jurisdictions, or in conflict with other rules, laws or Data Protection Obligations (as defined below).

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws. For example, the HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information.

Numerous U.S. states have enacted comprehensive data privacy and security laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data Processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for Processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020, or, collectively, the CCPA, applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosure in privacy notices and honor requests of California residents certain rights. The CCPA allows for up to $7,988 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. The CCPA and other comprehensive U.S. state privacy laws exempt some data Processed in the context of clinical trials, these developments further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties with whom we work.

Outside the United States, an increasing number of laws, regulations, and industry standards govern data privacy and security. Our operations may be subject to increased scrutiny or attention from foreign data privacy and security authorities. Our clinical trial programs and research collaborations outside the United States may implicate foreign data privacy and security laws, including in Canada, the United Kingdom and Europe. The European Union’s General Data Protection Regulation, or EU GDPR, the United Kingdom’s General Data Protection Regulation, or UK GDPR, and Canada’s Personal Information Protection and Electronic Documents and various related provincial laws, as well as Canada’s Anti-Spam Legislation, may apply to our operations. The EU GDPR, and the UK GDPR, impose strict requirements for Processing the personal data of individuals located, respectively, within the EEA, and the United Kingdom.

Under the GDPR, companies may face temporary or definitive bans on data Processing and other corrective actions, as well as fines of up to 20 million Euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of the annual global revenue, whichever is greater. Further, the law allows for private litigation related to Processing of personal data brought by classes of data subjects or consumer protection groups authorized by law to represent their interests.

Our employees and personnel use generative artificial intelligence, or AI, technologies to perform their work, and the disclosure and use of personal data in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.

In the ordinary course of business, we transfer personal data from Europe and other jurisdictions to the United States or other countries. Certain jurisdictions, including Europe and the United Kingdom, have enacted data localization laws and cross-border personal data transfers laws. For example, absent appropriate safeguards or other circumstances, the EU GDPR and UK GDPR generally restricts the transfer of personal data to countries outside of the EEA and United Kingdom respectively, such as the United

States. Other jurisdictions have enacted or are considering similar cross-border personal data transfer laws and local personal data residency laws, any of which could increase the cost and complexity of doing business.

Although there are currently various mechanisms that may be used to transfer personal data from the EEA and United Kingdom to the United States in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement/Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States.

If there is no lawful manner for us to transfer personal data from the EEA, the United Kingdom or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we may face significant adverse consequences, including interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines, and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against Processing or transferring personal data from Europe or elsewhere.

Inability to import personal data to the United States may significantly and negatively impact our business operations, including by limiting our ability to conduct clinical trial activities in Europe and elsewhere; limiting our ability to collaborate with parties subject to European and other data protection laws or requiring us to increase our personal data Processing capabilities in Europe and/or elsewhere at significant expense. Additionally, companies that transfer personal data out of the EEA and United Kingdom to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the EU GDPR’s cross-border data transfer limitations.

We are also subject to the terms of our data privacy and security policies, representations, certifications, standards, publications and frameworks, and contractual obligations to third parties related to data privacy, security and the Processing of personal data (collectively, “Data Protection Obligations”), including without limitation, operating rules and standards imposed by industry organizations. Data privacy and security issues worldwide are, and are likely to remain, uncertain for the foreseeable future. We strive to comply with applicable data privacy and security laws and Data Protection Obligations to the extent possible, but we may at times fail to do so, or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our personnel, partners or vendors do not comply with applicable data privacy and security laws and Data Protection Obligations.

We publish privacy policies, whitepapers, marketing materials and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security. Regulators in the United States are increasingly scrutinizing these statements, and if these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

If we or the third parties with whom we work fail, or are perceived to have failed, to address or comply with applicable data privacy and security laws and Data Protection Obligations, such failure or perceived failure could: increase our compliance and operational costs; expose us to regulatory scrutiny, actions, fines and penalties; result in reputational harm; interrupt or stop clinical trials; result in litigation and liability; result in an inability to Process personal data or to operate in certain jurisdictions; cause a material adverse impact to business operations or financial results; result in imprisonment of company officials; and otherwise result in other material harm to our business.

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

If our information technology systems or those third parties with whom we work or our data are or were compromised, we could experience adverse consequences resulting from such compromise, including, but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions to our operations such as our clinical trials; claims that we breached our data privacy and security laws; reputational harm; a loss of customers or sales; and other adverse consequences.

In the ordinary course of our business, we, and the third parties with whom we work, Process proprietary, confidential and sensitive information, including personal data (including health-related data), intellectual property, trade secrets, and proprietary business information owned or controlled by ourselves or other parties.

We rely on third parties to help us operate critical business systems and to Process sensitive information in a variety of context, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, and other functions. We also share sensitive information with third parties in conjunction with our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If we, or the third parties with whom we work, experience, or in the future experience, any security incident(s) that result in any data loss, deletion or destruction, unauthorized access to, loss of, unauthorized acquisition or disclosure of, or inadvertent exposure or disclosure of, personal data or sensitive information, or compromise related to the security, confidentiality, integrity or availability of our information technology, software, services, communications or data (or those of the third parties with whom we work), it may have a material adverse effect on our business, including without limitation, regulatory investigations or enforcement actions, litigation, indemnity obligations, negative publicity and financial loss, additional reporting requirements and/or oversight and restrictions on Processing sensitive information (including personal data).

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

Cyber-attacks, malicious internet-based activity and online and offline fraud and other similar activities are prevalent and continue to increase and threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties with whom we work. These threats are prevalent, continue to rise, are increasingly difficult to detect, and come from a variety of sources come from a variety of sources, including traditional computer “hackers,” threat actors, personnel misconduct or error (employee theft or misuse), sophisticated nation-state and nation-state supported actors, “hacktivists,” organized criminal threat actors, and personnel (such as through theft or misuse). We and the third-parties we rely are subject to a variety of evolving threats, including but not limited to social engineering attacks (including through deep fakes, which are increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunction, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fire, flood, attacks enhanced or facilitated by AI, and other similar threats.

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

Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support us and our services. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, the third parties with whom we work, and our customers may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services.

Remote work has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

We have been in the past, and may in the future, be required to expend significant resources, fundamentally change our business activities (including our clinical trial activities) and practices, and/or modify our operations, including our clinical trial activities or information technology, in an effort to protect against security breaches and to mitigate, detect, and remediate actual and potential vulnerabilities. Applicable data privacy and security laws and Data Protection Obligations may require us to implement specific security measures or use industry-standard or reasonable measures to protect against security breaches. While we have implemented security measures designed to protect against security breaches, there can be no assurance that our security measures or those of our service providers, partners and other third parties will be effective in protecting against all security breaches and material adverse impacts that may arise from such breaches. The recovery systems, security protocols, network protection mechanisms and other security measures that we (and our third parties) have integrated into our platform, systems, networks and physical facilities, which are designed to protect against, detect and minimize security breaches, may not be adequate to prevent or detect service interruption, system failure or data loss.

We have not always been able in the past and may be unable in the future to detect, anticipate, measure or prevent threats or techniques used to detect or exploit vulnerabilities in our (or our third parties’) information technology, services, communications or software, or cause security breaches, because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after an incident has occurred. In addition, security researchers and other individuals have in the past and will continue in the future to actively search for and exploit actual and potential vulnerabilities in our (or our third parties’) information technology and communications. While we take steps designed to detect and remediate vulnerabilities, we may not be able to detect and remediate vulnerabilities on a timely basis. Therefore, such vulnerabilities could be exploited but may not be detected until after a security breach has occurred. These vulnerabilities pose material risks to our business. We cannot be certain that we will be able to address any such vulnerabilities, in whole or part, and there may be delays in developing and deploying patches and other remedial measures to adequately address vulnerabilities. Any of the previously identified or similar threats could cause a security breach or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties with whom we work.

Applicable data privacy and security laws and Data Protection Obligations may require us, or we may voluntarily choose, to notify relevant stakeholders of security breaches, including affected individuals, regulators and investors, of security incidents, or to take other actions, such as providing credit monitoring and identity theft protection services. Such disclosures and related actions can be costly, and the disclosures or the failure to comply with such applicable requirements, could lead to adverse consequences.

Our contracts may not contain limitations of liability and even where they do, there can be no assurance the limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We may not have adequate insurance coverage in the event of a security breach. We cannot assure that our existing coverage will be adequate or otherwise protect us from or adequately mitigate liabilities or damages with respect to claims, costs, expenses, litigation, fines, penalties, business loss, data loss, regulatory actions or material adverse impacts arising out of our data privacy and security practices, Processing or security breaches we may experience, or that such coverage will continue to be available on acceptable terms or at all. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim.

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

As we expand our business activities outside of the United States, including our clinical trial efforts, we will be subject to the FCPA and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate. The FCPA generally prohibits offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action, or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, the healthcare providers who prescribe pharmaceuticals are employed by their government, and the purchasers of pharmaceuticals are government entities; therefore, our dealings with these prescribers and purchasers will be subject to regulation under the FCPA. We may engage third parties to sell our products sell our products outside the United States, to conduct clinical trials, and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. There is no certainty that all of our employees, agents, suppliers, manufacturers, contractors, or collaborators, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors, and other collaborators, even if we do not explicitly authorize or have actual knowledge of such activities. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers, or our employees, the closing down of facilities, including those of our suppliers and manufacturers, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries as well as difficulties in manufacturing or continuing to develop our products, and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, and our business, prospects, operating results, and financial condition.

We are subject to governmental export and import controls that could impair our ability to compete in international markets due to licensing requirements and subject us to liability if we are not in compliance with applicable laws. Compliance with these legal requirements could limit our ability to compete in foreign markets and subject us to liability if we violate them.

We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls. Exports of our product candidates outside of the United States must be made in compliance with these laws and regulations. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges; fines, which may be imposed on us and responsible employees or managers; and, in extreme cases, the incarceration of responsible employees or managers.

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

We are obligated to maintain proper and effective internal controls over financial reporting, and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our common stock.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting on an annual basis. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. We are also required to disclose significant changes made in our internal control procedures on a quarterly basis. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting in our first annual report required to be filed with the SEC following the date we are no longer an emerging growth company.

During the evaluation and testing process of our internal controls, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

We have generated and expect to continue to generate significant federal and state net operating loss, or NOL, carryforwards in the future. As of December 31, 2024, there were federal and state NOLs of $268.3 million and $11.7 million respectively. A portion of these NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the Tax Cuts and Jobs, or the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, federal NOLs incurred in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs is limited. It is uncertain if and to what extent various states will conform to the Tax Act and CARES Act. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. During 2023, we performed a detailed analysis of historical and current Section 382 ownership shifts that may limit the utilization of NOL carryforwards. None of our gross federal NOLs are permanently limited. However, as a result of the ownership shift that occurred in August 2023, $27.1 million of our research credits will expire and $217.9 million of our gross Federal NOLs are subject to an annual utilization limitation of $3.1 million, However, sales of our common stock by our existing stockholders, or additional sales of our common stock by us, could trigger additional limitations under Section 382 which could have a material adverse effect on our results of operations in future years. At the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

New tax laws or regulations, changes to existing tax laws or regulations or changes in their application to us or our customers may have a material adverse effect on our business, cash flows, financial condition or results of operations.

New tax laws, statutes, rules, regulations, directives, decrees or ordinances could be enacted at any time. Further, existing tax laws, statutes, rules, regulations, directives, decrees or ordinances could be interpreted, changed or modified. Any such enactment, interpretation, change or modification could adversely affect us, possibly with retroactive effect. For example, the IRA imposes, among other rules, a 15% minimum tax on the book income of certain large corporations and a 1% excise tax on certain corporate stock repurchases. In addition, for certain research and experimental, or R&E, expenses incurred in tax years beginning after December 31, 2021, the Tax Act requires the capitalization and amortization of such expenses over five years if incurred in the United States and fifteen years if incurred outside the United States, rather than deducting such expenses currently. Although there have been legislative proposals to repeal or defer the capitalization requirement, there can be no assurance that such requirement will be repealed, deferred or otherwise modified. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings and the deductibility of expenses under the Tax Act, as amended by the CARES Act or any future tax reform legislation, could have a material impact on the value of our deferred tax assets, result in significant one-time charges and increase our future U.S. tax expense.

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

Our information technology team, led by our Vice President of Information Technology, helps identify, assess, and manage our cybersecurity threats and risks. Our information technology team assesses risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods including, for example analyzing threat reports, conducting audits, and using intelligence feeds.

Depending on the environment, systems, and data, we implement and maintain various technical, physical, and organizational measures, processes, standards, and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: incident detection and response, employee training, access controls, cyber insurance, and systems monitoring.

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

For a description of the risks from cybersecurity threats that may materially affect us and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including “If our information technology systems or those third parties with whom we work or our data are or were compromised, we could experience adverse consequences resulting from such compromise, including, but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions to our operations such as our clinical trials; claims that we breached our data privacy and security laws; reputational harm; a loss of customers or sales; and other adverse consequences.”

Governance

Our board of directors addresses our cybersecurity risk management as part of its general oversight function. The board of directors’ Audit Committee is responsible for overseeing our cybersecurity risk management processes, including oversight of mitigation of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including our Compliance Officer and Vice President of Information Technology, both of whom have previously served in management roles at other public biotechnology companies.

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

Item 3. Legal Proceedings.

In January 2024 and April 2024, the Company was named a nominal defendant in two putative stockholder derivative actions filed by stockholders of the Company in the Court of Chancery of the State of Delaware. The lawsuits have since been consolidated and a lead plaintiff has been appointed. In October 2024, the lead plaintiff filed an amended complaint asserting claims relating to the Company’s August 2023 Private Placement against (i) certain of the Company’s current and former directors and officers for breach of fiduciary duty and unjust enrichment; and (ii) certain participants in the Company’s August 2023 Private Placement for aiding and abetting breach of fiduciary duty and unjust enrichment. The complaints seek an unspecified award of damages in the Company’s favor, plus pre-judgment and post-judgment interest, and an award to the plaintiffs for the costs and disbursement of the action, including fees for their attorneys and experts. The board of directors of the Company has formed a special litigation committee to investigate the claims and allegations in the amended complaint. On January 27, 2025, the court entered an order staying the litigation until June 30, 2025, while the special litigation committee conducts its investigation. The Company has not recorded a liability related to these lawsuits because, at this time, the Company is unable to reasonably estimate possible losses or gains or determine whether an unfavorable outcome is either probable or remote.

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

Holders of Record

As of February 24, 2025, we had 38 holders of record of our common stock, which excludes stockholders whose shares were held in nominee or street name by brokers. The actual number of common stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

We currently are conducting two Phase 1/2 clinical trials for TSHA-102: an adolescent/adult study in the United States and Canada and a pediatric study in the United States. In addition, we received approval to expand the pediatric study into the United Kingdom in 2024 following clearance of the CTA by the U.K. MHRA and received approval to expand the pediatric study into Canada in 2024 following clearance of the CTA by Health Canada.

In early 2025, we announced the completion of dosing of the 10 patients in Part A, the dose escalation portion of both REVEAL Phase 1/2 trials, that is expected to serve as primary dataset to support advancement toward the Part B registrational trial. Cohort one (low dose cohort of 5.7x1014 total vg) consists of four patients and cohort two (high dose cohort of 1x1015 total vg) consists of six patients across both REVEAL trials. In early 2025, we announced TSHA-102 was generally well-tolerated with no serious adverse events (SAEs) or dose-limiting toxicities (DLTs) related to TSHA-102 in the 10 pediatric, adolescent and adult patients dosed across the two REVEAL Phase 1/2 trials as of the February 17, 2025, data cutoff.

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

We have a limited operating history. Since our inception, our operations have focused on organizing and staffing our company, business planning, raising capital and entering into collaboration agreements for conducting preclinical and clinical development activities for our product candidates. Our lead product candidate is still in the clinical stage. We do not have any product candidates approved for sale and have not generated any revenue from product sales. Through December 31, 2024, we have funded our operations primarily through: (i) the sale of equity, raising an aggregate of $671.0 million of gross proceeds from our initial public offering, or the IPO, sales of common stock pursuant to our Sales Agreement (as defined below), our October 2022 follow-on offering, our 2023 private placement and our June 2024 Offering (as defined below); (ii) pre-IPO private placements of our convertible preferred stock; (iii) our Term Loan Agreement (as defined below) and subsequently the Trinity Term Loan Agreement (as defined below); and (iv) the Astellas Transactions.

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

Since our inception, we have incurred significant operating losses. Our net losses were $89.3 million for the year ended December 31, 2024 and $111.6 million for the year ended December 31, 2023. As of December 31, 2024, we had an accumulated deficit of $602.3 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

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

In connection with the license grant, we paid Abeona a one-time upfront license fee of $3.0 million during fiscal year 2020. We are obligated to pay Abeona up to $26.0 million in regulatory-related milestones and up to $30.0 million in sales-related milestones per licensed product and high single-digit royalties on net sales of licensed products. Royalties are payable on a licensed product-by-licensed product and country-by-country basis until the latest of the expiration or revocation or complete rejection of the last licensed patent covering such licensed product in the country where the licensed product is sold, the loss of market exclusivity in such country where the product is sold, or, if no licensed product exists in such country and no market exclusivity exists in such country, ten years from first commercial sale of such licensed product in such country. In addition, concurrent with the Abeona CLN1 Agreement we entered into a purchase and reimbursement agreement with Abeona, pursuant to which we purchased specified inventory from Abeona and reimbursed Abeona for certain research and development costs previously incurred for total consideration of $4.0 million paid in fiscal year 2020. In December 2021 a regulatory milestone was triggered in connection with the Abeona CLN1 Agreement. No additional milestone payments were made or triggered during the years ended December 31, 2023 and 2024.

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

In March 2022, our CTA filing for TSHA-102 for the treatment of Rett Syndrome was approved by Health Canada and therefore triggered a regulatory milestone payment in connection with the Rett Agreement. We recorded a $1.0 million charge within research and development expenses in the consolidated statements of operations for the year ended December 31, 2022. This milestone fee was paid in July 2022 and has been classified as an investing outflow in the consolidated statements of cash flows for the year ended December 31, 2022. In May 2023, we dosed the first patient with TSHA-102 in the Phase 1/2 REVEAL trial evaluating the safety and preliminary efficacy of TSHA-102 in adult patients with Rett syndrome and therefore triggered a milestone payment in connection with this agreement. We recorded $3.5 million within research and development expenses in the consolidated statements of operations for the year ended December 31, 2023. This milestone fee was paid in August 2023 and has been classified as an investing cash outflow in the consolidated statements of cash flows for the year ended December 31, 2023. No additional milestone payments were made or triggered in connection with this agreement during the years ended December 31, 2023 and 2024.

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

Components of Results of Operations

Revenue

Revenue for the years ended December 31, 2024 and 2023 was derived from the Astellas Transactions. We recognize revenue as research and development activities related to our Rett program are performed. Revenue related to the material rights associated with the Rett Option and the GAN Option must be recognized at a point in time when the options are exercised or the option period expires. In September 2023, Astellas elected not to exercise the GAN Option, therefore we recognized revenue related to the GAN Option during the year ended December 31, 2023.

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We have increased, and expect to continue to increase for the foreseeable future, our research and development spend with respect to the Rett clinical trials as we continue the development of TSHA-102 and manufacturing processes and conduct discovery and research activities for our preclinical programs. We cannot determine with certainty the timing of initiation, the duration or the completion costs of current or future preclinical studies and clinical trials of our product candidates due to the inherently unpredictable nature of preclinical and clinical development. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to the results of ongoing and future preclinical studies and clinical trials, regulatory developments and our ongoing assessments as to each product candidate’s commercial potential. We will need to raise substantial additional capital in the future. Our clinical development costs are expected to increase significantly as we commence clinical trials. Our future expenses may vary significantly each period based on factors such as:

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
•
the ability of our CMOs to manufacture our product candidates;
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

We anticipate that our general and administrative expenses as a result of payments for accounting, audit, legal, consulting services, as well as costs associated with maintaining compliance with Nasdaq listing rules and SEC requirements, director and officer liability insurance, investor and public relations activities and other expenses associated with operating as a public company may increase in the near future. In addition, we expect to incur legal fees in connection with the shareholder derivative lawsuit against certain of our current and former directors in the Court of Chancery of the State of Delaware. See “Part II, Item 8, Note 13—Commitments and Contingencies” in this Annual Report.

Impairment of Long-lived Assets

Impairment of long-lived assets are the result of an asset group's carrying value exceeding the fair value. In November 2022, we decided not to continue building out our manufacturing facility in North Carolina. We recorded a non-cash impairment charge related to the construction in progress and right-of-use lease assets at the manufacturing facility. We recorded additional impairment charges related to the construction in progress and assets held for sale at the manufacturing facility in the years ended December 31, 2023 and 2024.

Other Income (Expense)

Other income (expense) consists primarily of dividends earned from our money market fund and interest income on our cash and cash equivalents, interest expense on borrowings under the Trinity Term Loan, and non-cash changes in the fair value of our outstanding warrant liability and the Trinity Term Loan.

Results of Operations

Results of Operations for the Year Ended December 31, 2024 and 2023

The following table summarizes our results of operations for the years ended December 31, 2024 and 2023 (in thousands):

	For the Year Ended December 31,
	2024	2023
Revenue	$8,333	$15,451
Operating expenses:
Research and development	66,001	56,778
General and administrative	28,953	30,047
Impairment of long-lived assets	4,838	1,065
Total operating expenses	99,792	87,890
Loss from operations	(91,459)	(72,439)
Other income (expense):
Change in fair value of warrant liability	16	(34,718)
Change in fair value of term loan	(4,583)	(1,538)
Loss on debt extinguishment	—	(1,398)
Interest income	6,940	3,572
Interest expense	(102)	(4,998)
Other expense	(110)	(47)
Total other income (expense), net	2,161	(39,127)
Net loss	$(89,298)	$(111,566)

Revenue

Revenue was $8.3 million for the year ended December 31, 2024, compared to $15.5 million for the year ended December 31, 2023. Revenue for the years ended December 31, 2024 and 2023 was derived entirely from the Astellas Transactions. The revenue recorded for the year ended December 31, 2024 is the result of Rett syndrome research and development activities performed during the year of $8.3 million. The revenue recorded for the year ended December 31, 2023 is the result of Rett syndrome research and development activities performed during the year of $13.2 million and the expiration of the material right associated with the GAN Option of $2.3 million.

Research and Development Expenses

Research and development expenses were $66.0 million for the year ended December 31, 2024, compared to $56.8 million for the year ended December 31, 2023. The $9.2 million increase was primarily driven by higher GMP batch activities during the year ended December 31, 2024, which is representative of the intended commercial manufacturing process for TSHA-102 in Rett syndrome and additional clinical trial activities in the TSHA-102 Phase 1/2 REVEAL clinical trials for the year ended December 31, 2024.

General and Administrative Expenses

General and administrative expenses were $29.0 million for the year ended December 31, 2024, compared to $30.0 million for the year ended December 31, 2023. The decrease of $1.0 million was primarily due to the issuance costs allocated to the liability-classified 2023 Pre-Funded Warrants (as defined below) during the year ended December 31, 2023 as a result of the August 2023 Private Placement, which did not occur in 2024.

Impairment of Long-lived Assets

We recorded a non-cash impairment charge of $4.8 million related to our manufacturing facility and assets previously classified as held for sale which were marketed for sale or sublease for the year ended December 31, 2024. We recorded non-cash impairment charges of $1.1 million related to assets held for sale and construction in progress for the year ended December 31, 2023.

Other Income (Expense)

Change in fair value of warrant liability

Change in fair value of warrant liability was a non-cash gain totaling less than $0.1 million for the year ended December 31, 2024 related to the SSI Warrants (as defined below) compared to a non-cash expense totaling $34.7 million for the year ended December 31, 2023 related to the 2023 Pre-Funded Warrants and the SSI Warrants. The expense for the year ended December 31, 2023 is primarily due to the substantial increase in the fair value of the common stock underlying the Pre-Funded Warrants from the date of issuance through the date the warrants were reclassified into equity, which resulted in a non-recurring expense of $34.5 million. As the Pre-Funded Warrants were classified into equity during the year ended December 31, 2023, there will be no additional fair value adjustments related to these warrants. The change in fair value related to the SSI Warrants was $0.2 million for the year ended December 31, 2023.

Change in fair value of term loan

We elected the fair value option for the Trinity Term Loan and changes to fair value, other than changes that are directly attributed to instrument-specific credit risk, were recorded as a component of other income (expense). The change in fair value was $4.6 million for the year ended December 31, 2024.

Loss on debt extinguishment

Loss on debt extinguishment was a non-recurring expense totaling $1.4 million for the year ended December 31, 2023 due to the early payoff of the Term Loan with Silicon Valley Bank in November 2023.

Interest income

Interest income was $6.9 million for the year ended December 31, 2024 compared to $3.6 million for the year ended December 31, 2023. The increase in income is primarily attributable to dividends earned from our money market fund and interest earned on our savings account following the investment of proceeds raised in our August 2023 Private Placement and our June 2024 Offering.

Interest expense

Interest expense was $0.1 million for the year ended December 31, 2024, compared to $5.0 million for the year ended December 31, 2023. The decrease of $4.9 million was primarily attributable to interest expense incurred under the Term Loan Agreement with Silicon Valley Bank during the year ended December 31, 2023. No interest expense was recorded on the Trinity Term Loan for the period ended December 31, 2024 due to the election of the fair value option.

Liquidity and Capital Resources

Overview

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses. As of December 31, 2024, we had cash and cash equivalents of $139.0 million. Through December 31, 2024, we have funded our operations primarily through equity financings, raising an aggregate of $671.0 million in gross proceeds from equity financings, including from pre-IPO private placements of convertible preferred stock, our IPO, and subsequent sales of common stock in public and private securities offerings, our term loans and the Astellas Transactions.

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

On the Trinity Closing Date, we entered the Trinity Term Loan Agreement. The Trinity Term Loan Agreement provides for, on the Trinity Closing Date, $40.0 million aggregate principal amount of the Trinity Term Loans. We drew the Trinity Term Loans in full on the Trinity Closing Date. The interest rate applicable to the Trinity Term Loans is the greater of (a) the WSJ Prime Rate plus 4.50% or (b) 12.75% per annum. The Trinity Term Loans are interest only from the Trinity Closing Date through 36 months from the Trinity Closing Date, which may be extended to 48 months from the Trinity Closing Date upon the satisfaction of certain milestones set forth in the Trinity Term Loan Agreement, after which we are required to pay equal monthly installments of principal through November 13, 2028, or the Maturity Date. The Trinity Term Loans may be prepaid in full (i) from the Trinity Closing Date through November 13, 2024, with payment of a 3.00% prepayment premium, (ii) from November 13, 2024 through November 13, 2025, with payment of a 2% prepayment premium, and (iii) from November 13, 2025 through, but excluding, the Maturity Date, with payment of a 1% prepayment premium. On the Trinity Closing Date, we paid to Trinity a commitment fee of 1.00% of the original principal amount of the Trinity Term Loans. Upon repayment in full of the Trinity Term Loans, we will pay to Trinity an end of term payment equal to 5.00% of the original principal amount of the Trinity Term Loans.

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

On October 5, 2021, we filed a shelf registration statement on Form S-3 with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants and units or any combination thereof up to a total aggregate offering price of $350.0 million. We also simultaneously entered into a Sales Agreement, or the Sales Agreement with SVB Leerink LLC and Wells Fargo Securities, LLC, or the Sales Agents, pursuant to which we may issue and sell, from time to time at our discretion, shares of our common stock having an aggregate offering price of up to $150.0 million through the Sales Agents. In March 2022, we amended the Sales Agreement to, among other things, include Goldman Sachs & Co. LLC as an additional Sales Agent. In April 2022, we sold 2,000,000 shares of common stock pursuant to the Sales Agreement and received net proceeds of $11.6 million. On December 13, 2024, we filed a new shelf registration statement on Form S-3 following the expiration of our prior registration statement, in relation to the registration of common stock, preferred stock, debt securities, warrants and units or any combination thereof up to a total aggregate offering price of $300.0 million, including up to $100.0 million shares of common stock that may be offered and sold pursuant to the Sales Agreement. No other shares of common stock have been issued and sold pursuant to the Sales Agreement as of December 31, 2024.

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

On August 14, 2023, we entered into a Securities Purchase Agreement, or the August 2023 Securities Purchase Agreement, with certain institutional and other accredited investors, or the Purchasers, pursuant to which we agreed to sell and issue to the Purchasers in a private placement transaction, or the August 2023 Private Placement, that closed on August 16, 2023: (i) 122,412,376 shares of our common stock and (ii) with respect to certain Purchasers, pre-funded warrants, or the 2023 Pre-Funded Warrants, to purchase 44,250,978 shares of common stock in lieu of shares of common stock. The closing of the August 2023 Private Placement, or the Closing, occurred on August 16, 2023. The total gross proceeds to us at the Closing were $150.0 million, and after deducting placement agent commissions and offering expenses payable by us, net proceeds were $140.3 million.

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

Funding Requirements

To date, we have not generated any revenues from the commercial sale of approved drug products, and we do not expect to generate substantial revenue for at least the next few years. If we fail to complete the development of our product candidates in a timely manner or fail to obtain their regulatory approval, our ability to generate future revenue will be compromised. We do not know when, or if, we will generate any revenue from our product candidates, and we do not expect to generate significant revenue unless and until we obtain regulatory approval of, and commercialize, our product candidates. We have increased, and expect to continue to increase for the foreseeable future, our research and development expenses, particularly with respect to our Rett clinical trials, as we continue the development of our product candidates and manufacturing processes and conduct discovery and research activities for our preclinical programs. If we obtain approval for any of our product candidates, we expect to incur significant commercialization expenses related to sales, marketing, manufacturing and distribution. We anticipate that we will need substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

As of December 31, 2024, our material cash requirements consisted of $28.6 million in total lease payments under our noncancelable leases for equipment, laboratory space and office space. These leases are described in further detail in Note 5 to our audited consolidated financial statements located in Part IV, Item 15 of this Annual Report on Form 10-K. Our most significant purchase commitments consist of $12.5 million in cancellable purchase obligations to our CROs and other clinical trial vendors.

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

Cash Flows

The following table shows a summary of our cash flows for the years ended December 31, 2024 and 2023 (in thousands):

	For the Year Ended December 31,
	2024	2023
Net cash used in operating activities	$(81,225)	$(73,018)
Net cash used in investing activities	(363)	(7,352)
Net cash provided by financing activities	76,684	136,393
Net change in cash, cash equivalents and restricted cash	$(4,904)	$56,023

Operating Activities

For the year ended December 31, 2024, our net cash used in operating activities of $81.2 million primarily consisted of a net loss of $89.3 million, primarily attributable to our spending on research and development expenses. The net loss of $89.3 million was partially offset by $20.5 million in adjustments for non-cash items and other adjustments to reconcile net loss to net cash used in operating activities, primarily due to stock-based compensation expense and impairment of long-lived assets. Additional cash used in operating activities of $12.4 million, resulting from changes in operating assets and liabilities was primarily due to a decrease in deferred revenue related to the Astellas Transactions.

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

Investing Activities

During the year ended December 31, 2024, investing activities used $0.4 million of cash primarily attributable to the purchase of lab equipment.

During the year ended December 31, 2023, investing activities used $7.4 million of cash primarily attributable to capital expenditures related to the close out of our in-house manufacturing facility project and payment of a milestone license fee.

Financing Activities

During the year ended December 31, 2024, financing activities provided $76.7 million of cash, which was primarily attributable to the closing of the June 2024 Offering.

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

Revenue allocated to the material rights will be recognized at a point in time when each option period expires or when a decision is made by Astellas to exercise or not exercise each option. Revenue from the Rett research and development activities will be recognized as activities are performed using an input method, according to the costs incurred as related to the total costs expected to be incurred to satisfy the performance obligation. The transfer of control occurs over this time period and is a reliable measure of progress towards satisfying the performance obligation. During the year ended December 31, 2024, we determined that the total estimated costs to be incurred to satisfy the performance obligation associated with the Rett research and development activities had increased from the cost estimate used for the year ended December 31, 2023.

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
•
exemptions from the requirements of holding non-binding advisory votes on executive compensation or golden parachute arrangements; and
•
an exemption from compliance with the requirements of the Public Company Accounting Oversight Board regarding the communication of critical audit matters in the auditor’s report on financial statements. We expect that our eligibility to qualify as an “emerging growth company” will end on December 31, 2025, the last day of our fiscal year following the fifth anniversary of the date of our initial public offering. We may choose to take advantage of some but not all of these reduced reporting burdens. We have taken advantage of certain reduced reporting requirements in this Annual Report on Form 10-K and our other filings with the SEC. Accordingly, the information contained herein may be different than you might obtain from other public companies in which you hold equity interests.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Taysha Gene Therapies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Taysha Gene Therapies, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows, for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte & Touche LLP

Dallas, Texas

February 26, 2025

We have served as the Company’s auditor since 2020.

Taysha Gene Therapies, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$139,036	$143,940
Restricted cash	449	449
Prepaid expenses and other current assets	2,645	3,479
Assets held for sale	—	2,000
Total current assets	142,130	149,868
Restricted cash	2,151	2,151
Property, plant and equipment, net	7,485	10,826
Operating lease right-of-use assets	8,381	9,582
Other non-current assets	217	304
Total assets	$160,364	$172,731
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,592	$6,366
Accrued expenses and other current liabilities	12,862	12,284
Deferred revenue	9,773	18,106
Total current liabilities	26,227	36,756
Term loan, net	43,942	40,508
Operating lease liability, net of current portion	17,361	18,953
Other non-current liabilities	1,309	1,577
Total liabilities	88,839	97,794
Commitments and contingencies - Note 13
Stockholders' equity
Preferred stock, $0.00001 par value per share; 10,000,000 shares authorized and no shares issued and outstanding as of December 31, 2024 and December 31, 2023	—	—
Common stock, $0.00001 par value per share; 400,000,000 shares authorized and 204,943,306 and 186,960,193 issued and outstanding as of December 31, 2024 and December 31 2023, respectively	2	2
Additional paid-in capital	677,859	587,942
Accumulated other comprehensive loss	(4,031)	—
Accumulated deficit	(602,305)	(513,007)
Total stockholders’ equity	71,525	74,937
Total liabilities and stockholders' equity	$160,364	$172,731

The accompanying notes are an integral part of these consolidated financial statements.

Taysha Gene Therapies, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	For the Year Ended December 31,
	2024	2023
Revenue	$8,333	$15,451
Operating expenses:
Research and development	66,001	56,778
General and administrative	28,953	30,047
Impairment of long-lived assets	4,838	1,065
Total operating expenses	99,792	87,890
Loss from operations	(91,459)	(72,439)
Other income (expense):
Change in fair value of warrant liability	16	(34,718)
Change in fair value of term loan	(4,583)	(1,538)
Loss on debt extinguishment	—	(1,398)
Interest income	6,940	3,572
Interest expense	(102)	(4,998)
Other expense	(110)	(47)
Total other income (expense), net	2,161	(39,127)
Net loss	$(89,298)	$(111,566)
Net loss per common share, basic and diluted	$(0.36)	$(0.96)
Weighted average common shares outstanding, basic and diluted	250,134,421	116,121,482

The accompanying notes are an integral part of these consolidated financial statements.

Taysha Gene Therapies, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands, except share and per share data)

	For the Year Ended December 31,
	2024	2023
Net loss	$(89,298)	$(111,566)
Other comprehensive loss:
Change in fair value of term loan attributable to instrument specific credit risk	(4,031)	—
Comprehensive loss	$(93,329)	$(111,566)

The accompanying notes are an integral part of these consolidated financial statements.

Taysha Gene Therapies, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

			Additional
	Common Stock		Paid-in	Accumulated	Accumulated Other	Total
	Shares	Amount	Capital	Deficit	Comprehensive Loss	Stockholders' Equity
Balance as of December 31, 2022	63,207,507	$1	$402,389	$(401,441)	$—	$949
Stock-based compensation	—	—	7,905	—	—	7,905
Issuance of common stock in private placement, net of placement agent commission and offering costs of $7,138	123,117,594	1	103,238	—	—	103,239
Issuance of common stock upon vesting and settlement of restricted stock units	566,772	—	—	—	—	—
Issuance of common stock under ESPP	68,320	—	68	—	—	68
Reclassification of pre-funded warrants to equity classification	—	—	74,342	—	—	74,342
Net loss	—	—	—	(111,566)	—	(111,566)
Balance as of December 31, 2023	186,960,193	$2	$587,942	$(513,007)	$—	$74,937
Stock-based compensation	—	—	13,103	—	—	13,103
Issuance of common stock and pre-funded warrants upon closing of underwritten public offering, net of underwriting discounts and commissions, and other offering costs of $5,566	17,596,113	—	76,694	—	—	76,694
Issuance of common stock upon vesting and settlement of restricted stock units	234,198	—	(9)	—	—	(9)
Issuance of common stock under ESPP	93,970	—	89	—	—	89
Issuance of common stock upon exercise of stock options	58,832	—	40	—	—	40
Loss on instrument-specific credit risk	—	—	—	—	(4,031)	(4,031)
Net loss	—	—	—	(89,298)	—	(89,298)
Balance as of December 31, 2024	204,943,306	$2	$677,859	$(602,305)	$(4,031)	$71,525

The accompanying notes are an integral part of these consolidated financial statements.

Taysha Gene Therapies, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31,
	2024	2023
Cash flows from operating activities
Net loss	$(89,298)	$(111,566)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,245	1,371
Stock-based compensation	13,103	7,905
Research and development license expense	—	3,500
Change in fair value of warrant liability	(16)	34,718
Issuance costs for pre-funded warrant liability	—	2,567
Non-cash loss on debt extinguishment	—	1,366
Non-cash change in fair value of term loan	(597)	1,278
Impairment of long-lived assets	4,838	1,065
Debt issuance costs expensed under the fair value option	—	867
Non-cash lease expense	1,217	1,182
Other	750	741
Changes in operating assets and liabilities:
Prepaid expenses and other assets	207	6,011
Accounts payable	(2,920)	(2,295)
Accrued expenses and other liabilities	(1,421)	(6,277)
Deferred revenue	(8,333)	(15,451)
Net cash used in operating activities	(81,225)	(73,018)
Cash flows from investing activities
Purchase of research and development license	—	(3,500)
Purchase of property, plant and equipment	(374)	(3,869)
Other	11	17
Net cash used in investing activities	(363)	(7,352)
Cash flows from financing activities
Proceeds from issuance of common stock and pre-funded warrants from underwritten public offering, net of underwriting discounts and sales commissions and other offering costs	76,780	—
Debt issuance costs for term loan	(18)	(399)
Repayment of SVB Term Loan	—	(43,000)
Proceeds from Trinity tern loan, net	—	39,550
Proceeds from issuance of common stock and pre-funded warrants from private placement, net of placement agent commissions and other offering costs	—	140,290
Proceeds from issuance of common stock from private placement	—	500
Payment of shelf registration costs	—	(387)
Proceeds from common stock issuances under ESPP	89	68
Other	(167)	(229)
Net cash provided by financing activities	76,684	136,393
Net (decrease) increase in cash, cash equivalents and restricted cash	(4,904)	56,023
Cash, cash equivalents and restricted cash at the beginning of the period	146,540	90,517
Cash, cash equivalents and restricted cash at the end of the period	$141,636	$146,540
Cash and cash equivalents	139,036	143,940
Restricted cash	2,600	2,600
Cash, cash equivalents and restricted cash at the end of the period	$141,636	$146,540
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,282	$4,952
Supplemental disclosure of noncash investing and financing activities:
Reclassification of warrants to additional paid-in capital	—	74,342
Allocation of proceeds to Success Fee liability	—	770
Recognition of asset retirement obligation	—	449
Issuance of warrants in connection with private placement	—	252
Property, plant and equipment in accounts payable and accrued expenses	346	—
Offering costs not yet paid	46	18

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

Sales Agreement

On October 5, 2021, the Company entered into a Sales Agreement (the “Sales Agreement”) with SVB Securities LLC (f/k/a SVB Leerink LLC) and Wells Fargo Securities, LLC (collectively, the “Sales Agents”), pursuant to which the Company may issue and sell, from time to time in its sole discretion, shares of its common stock having an aggregate offering price of up to $150.0 million through the Sales Agents. In March 2022, the Company amended the Sales Agreement to, among other things, include Goldman Sachs & Co. LLC as an additional Sales Agent. The Sales Agents may sell common stock by any method permitted by law deemed to be an “at-the-market offering” as defined in Rule 415(a)(4) of the Securities Act, including sales made directly on or through the Nasdaq Global Select Market or any other existing trade market for the common stock, in negotiated transactions at market prices prevailing at the time of sale or at prices related to prevailing market prices, or any other method permitted by law. The Sales Agents are entitled to receive 3.0% of the gross sales price per share of common stock sold under the Sales Agreement. In April 2022, the Company sold 2,000,000 shares of common stock under the Sales Agreement and received $11.6 million in net proceeds. On December 13, 2024, the Company filed a new shelf registration statement on Form S-3 following the expiration of its prior registration statement, in relation to the registration of common stock, preferred stock, debt securities, warrants and units or any combination thereof up to a total aggregate offering price of $300.0 million, including up to $100.0 million shares of common stock that may be offered and sold pursuant to the Sales Agreement. No other shares of common stock have been issued and sold pursuant to the Sales Agreement as of December 31, 2024.

Liquidity and Capital Resources

The Company has incurred operating losses since inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. Losses are expected to continue as the Company continues to invest in its research and development activities. As of December 31, 2024, the Company had an accumulated deficit of $602.3 million. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future.

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

Future capital requirements will depend on many factors, including the timing and extent of spending on research and development and the market acceptance of the Company’s products. The Company will need to obtain additional financing in order to complete clinical studies and launch and commercialize any product candidates for which it receives regulatory approval. There can be no assurance that such financing will be available or will be on terms acceptable to the Company. As of December 31, 2024, the Company had cash and cash equivalents of $139.0 million which the Company believes will be sufficient to fund its planned operations for a period of at least twelve months from the date of issuance of these consolidated financial statements. The Company has based this estimate on assumptions that may prove to be wrong, and its operating plan may change as a result of many factors currently unknown to it. As a result, the Company could deplete its capital resources sooner than it currently expects. The Company expects to finance its future cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances or licensing arrangements. If the Company is unable to obtain funding, the Company would be forced to delay, reduce or eliminate some or all of its research and development programs, preclinical and clinical testing or commercialization efforts, which could adversely affect its business prospects.

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

Segments

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business as a single operating segment, the gene therapy segment, which is the business of developing AAV-based gene therapies for the treatment of rare monogenic diseases of the central nervous system. See Note 16 for additional information.

As of December 31, 2024 and 2023, the Company did not have any significant long-lived assets located outside of the United States.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers, (“ASC 606”). Revenues consist of activities in connection with the Astellas Transactions, including the exclusive option to license intellectual property and the performance of research and development activities. See Note 7 for additional information.

The Company evaluates the agreement to determine if the other party is a customer, and then determines the units of account within the agreement to determine which promised goods or services are distinct. In order for a promised good or service to be considered “distinct” under ASC 606, the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (i.e., the good or service is capable of being distinct), and the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (i.e., the promise to transfer the good or service is distinct within the context of the contract).

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

Cash and Cash Equivalents

Cash and cash equivalents consist of funds held in a standard checking account, a standard savings account and a money market fund. The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. As of December 31, 2024, the Company had $138.3 million in cash equivalents. As of December 31, 2023, the Company had $142.4 million in cash equivalents.

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

Deferred Offering Costs

The Company capitalizes costs directly associated with equity financings until such financings are consummated, at which time such costs are recorded in additional paid-in capital against the gross proceeds of the equity financings. Costs associated with the shelf registration statement on Form S-3, filed with the SEC on October 5, 2021 were capitalized and reclassified to additional paid-in capital on a pro rata basis when the Company completed offerings under the shelf registration. At the end of the three-year term of the shelf registration, the remaining deferred offering costs were charged to operations. Costs associated with the shelf registration statement on Form S-3, filed with the SEC on December 13, 2024 were capitalized and will be reclassified to additional paid-in capital on a pro rata basis when the Company completes offerings under the shelf registration. At the end of the three-year term of the shelf registration, the remaining deferred offering costs, if any, will be charged to operations

Property, Plant and Equipment, net

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

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, which consist of property, plant and equipment as well as right-of-use assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. In November 2022, the Company decided not to continue the build-out of the North Carolina manufacturing facility, resulting in a change in use of this asset group. The Company performed an undiscounted cash flow analysis over the long-lived assets associated with the manufacturing facility and determined that the carrying value of the asset group is not recoverable. Significant assumptions used to determine this non-recurring fair value measurement include the time to sublease the facility, the amount of sublease income expected to be generated over the remaining lease term, and the discount rate used to measure the present value of the net cash flows associated with this asset group. During the year ended December 31, 2022, the Company recorded a non-cash impairment charge of $36.4 million in connection with the North Carolina manufacturing facility which was allocated on a pro rata basis across the assets within the asset group. The impairment charge was estimated using a discounted cash flow model. During the years ended December 31, 2024 and 2023, the Company recorded additional impairment charges of $4.8 million and $0.5 million related to the North Carolina manufacturing facility and equipment. See Note 4 for additional information.

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

Stock-Based Compensation

The Company accounts for all stock-based payments to employees and non-employees, including grants of stock options, restricted stock awards (“RSAs”), and restricted stock units (“RSUs”), based on their respective grant date fair values. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model, which is affected principally by the estimated fair value of shares of the Company’s common stock and requires management to make a number of other assumptions, including the expected life of the option, the volatility of the underlying shares, the risk-free interest rate and expected dividends. Expected volatility is based on the historical share volatility of a set of comparable publicly traded companies over a period of time equal to the expected term of the options. Due to the lack of historical exercise history, the expected term of the Company’s stock options is determined using the “simplified” method. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is zero based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

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

Income Taxes

Income taxes are recorded in accordance with ASC 740, Income Taxes (“ASC 740”), which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse, and net operating loss (“NOL”) carryforwards and research and development tax credit (“R&D Credit”) carryforwards. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has recorded a full valuation allowance to reduce its net deferred income tax assets to zero. In the event the Company were to determine that it would be able to realize some or all of its deferred income tax assets in the future, an adjustment to the deferred income tax asset valuation allowance would increase income in the period such determination was made.

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit would more likely than not be realized assuming examination by the taxing authority. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. During the year ended December 31, 2024 the Company recorded increases in the amount of gross unrecognized tax benefits of $1.8 million. During the year ended December 31, 2023, the Company recorded decreases in the amount of unrecognized tax benefits of $0.4 million. The Company also reduced its uncertain tax positions during 2023 by $7.8 million related to prior year positions largely as a result of the Section 382 ownership shift analysis performed during 2023 (see Note 12). The unrecognized tax benefits, if recognized, would not affect the effective income tax rate due to the valuation allowance that currently offsets deferred tax assets. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months. The Company would recognize any corresponding interest and penalties associated with its income tax positions in income tax expense. There was no income tax interest or penalties incurred for the years ended December 31, 2024 and 2023.

Comprehensive Loss

Comprehensive income includes charges and credits to shareholders' equity that are not the result of transactions with shareholders. Our total comprehensive loss consists of net income and changes in fair value attributed to instrument-specific credit risk from the Trinity Term Loans (as defined below). The items of comprehensive loss, with the exception of net loss, are included in accumulated other comprehensive loss in the consolidated balance sheets and statements of shareholders' equity.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures, to improve segment disclosure requirements under ASC 280, Segment Reporting, through enhancing disclosures about significant segment expenses. The guidance requires entities to provide significant segment expenses that are regularly provided to the CODM and other segment expenses included in each reported measure of segment profitability. The ASU also enhances interim segment reporting requirements by aligning interim disclosures with information that must be disclosed annually in accordance with ASC 280. The guidance is effective for annual periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024, applied retrospectively with early adoption permitted. The adoption did not have a material impact on the consolidated financial statements. The Company has included additional disclosures as required by this ASU in Note 16.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures, to improve expense disclosure requirements under ASC 220, Income Statement - Reporting Comprehensive

Income, through enhancing disclosures about significant segment expenses. The guidance requires entities to provide additional disclosure about specific expenses by requiring entities to disaggregate, in a tabular presentation, each relevant expense caption on the face of the income statement that includes any of the following natural expenses (1) purchases of inventory, (2) employees compensation, (3) depreciation, (4) intangible asset amortization, and (5) depreciation, depletion and amortization recognized as part of oil - and gas - producing activities or other types of depletion expenses. The tabular disclosure would also include certain other expenses, when applicable. The ASU also enhances interim segment reporting requirements by aligning interim disclosures with information that must be disclosed annually in accordance with ASC 220. The guidance is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, applied either prospectively or retrospectively with early adoption permitted. The Company is still evaluating the impact this ASU will have on its disclosures.

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values (in thousands):

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents – money market funds	$138,308	$138,308	$—	$—
Total assets	$138,308	$138,308	$—	$—
Liabilities:
Trinity Term Loans	$43,942	$—	$—	$43,942
Success Fee Derivative liability	930	—	—	930
SSI Warrant liability	438	—	—	438
Total liabilities	$45,310	$—	$—	$45,310

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents – money market funds	$142,425	$142,425	$—	$—
Total assets	$142,425	$142,425	$—	$—
Liabilities:
Trinity Term Loans	$40,508	$—	$—	$40,508
Success Fee Derivative liability	800	—	—	800
SSI Warrant liability	454	—	—	454
Total liabilities	$41,762	$—	$—	$41,762

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

Note 4—Supplemental Financial Information

Property, plant and equipment, net consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Leasehold improvements	$2,117	$2,117
Laboratory equipment	3,130	2,868
Computer equipment	707	1,133
Furniture and fixtures	864	864
Construction in progress	4,251	6,823
	11,069	13,805
Accumulated depreciation	(3,584)	(2,979)
Property, plant and equipment, net	$7,485	$10,826

Property, plant and equipment, net includes $0.7 million and $1.0 million of assets capitalized as finance leases as of December 31, 2024 and December 31, 2023, respectively.

Depreciation expense was $1.2 million and $1.4 million for the years ended December 31, 2024 and 2023, respectively.

During the year ended December 31, 2023, the Company committed to a plan to sell specific pieces of equipment originally intended for use in the Company’s manufacturing facility in Durham, North Carolina. The Company determined that this equipment met the requirements to be classified as held for sale as the equipment sales were expected to be completed within one year. During the year ended December 31, 2023, the Company recorded an impairment loss of $0.6 million which was the difference between the carrying value and fair value less cost to sell. In September 2024, while continuing efforts to sell these specific pieces of equipment, the Company evaluated its long-lived assets for impairment and determined that the carrying value of the North Carolina manufacturing facility asset group and the held for sale equipment may not be recoverable. The Company recorded an impairment loss of $4.8 million. The impairment charge was estimated using a discounted cash flow model and recorded in the consolidated statements of operations for the year ended December 31, 2024.

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Accrued compensation	$5,242	$3,423
Accrued clinical trial	1,907	1,851
Lease liabilities, current portion	1,877	1,646
Accrued research and development	1,714	3,467
Accrued professional and consulting fees	725	330
Warrant liability	438	454
Accrued property, plant and equipment	207	—
Accrued severance	—	390
Other	752	723
Total accrued expenses and other current liabilities	$12,862	$12,284

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Prepaid clinical trial	$1,112	$802
Prepaid research and development	841	1,412
Prepaid insurance	249	292
Deferred offering costs	135	681
Other	308	292
Total prepaid expenses and other current assets	$2,645	$3,479

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

The Company was not required to provide a security deposit in connection with its entry into the Durham Lease. The Company was responsible for constructing interior improvements within the Facility. The Company was required to place $2.6 million in an escrow account which was to be released when the improvements were substantially complete. In December 2023, the Company entered into an agreement with the landlord whereby the Company agreed to remove specified leasehold improvements which will be funded by the escrowed funds. The escrow funds are recorded as restricted cash on the consolidated balance sheets as of December 31, 2024 and 2023 with $0.5 million recorded in current assets and $2.1 million in noncurrent assets. The Durham Landlord has the right to terminate the Durham Lease upon specified events of default, including the Company’s failure to pay rent in a timely manner and upon the occurrence of certain events of insolvency with respect to the Company.

Summary of all lease costs recognized under ASC 842

The following table summarizes the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the year ended December 31, 2024 and 2023 (in thousands):

	For the Year Ended December 31,
	2024	2023
Operating lease cost	$2,664	$2,770
Variable lease cost	811	960
Total lease cost	$3,475	$3,730

Supplemental information related to the remaining lease term and discount rate are as follows:

	December 31, 2024	December 31, 2023
Weighted average remaining lease term (in years) – Finance leases	1.88	2.88
Weighted average remaining lease term (in years) – Operating leases	9.98	10.75

Weighted average discount rate – Finance leases	10.54%	10.52%
Weighted average discount rate – Operating leases	7.84%	7.80%

Supplemental cash flow information related to the Company’s operating leases are as follows (in thousands):

	For the Year Ended December 31,
	2024	2023
Operating cash flows for operating leases	$2,815	$2,824

As of December 31, 2024, future minimum commitments under ASC 842 under the Company’s operating and finance leases were as follows (in thousands):

Year Ending December 31,	Operating	Finance
2025	2,910	454
2026	2,485	399
2027	2,577	—
2028	2,673	—
2029	2,779	—
Thereafter	14,284	—
Total lease payments	27,708	853
Less: imputed interest	(8,861)	(83)
Total lease liabilities	$18,847	$770
Lease liabilities, current	1,486	391
Lease liabilities, non-current	17,361	379
Total lease liabilities	$18,847	$770

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

The interest rate applicable to the Trinity Term Loans is the greater of (a) the WSJ Prime Rate plus 4.50% or (b) 12.75% per annum. The Trinity Term Loans are interest only from the Trinity Closing Date through 36 months from the Trinity Closing Date, which may be extended to 48 months from the Trinity Closing Date upon the satisfaction of certain milestones set forth in the Trinity Term Loan Agreement, after which the Company is required to pay equal monthly installments of principal through November 13, 2028 (the “Maturity Date”). As of December 31, 2024, $40.0 million was outstanding on the Trinity Term Loan, recorded as Term Loan, net on the consolidated balance sheet.

Future principal debt payments on the Trinity Term Loan Agreement as of December 31, 2024 are as follows (in thousands):

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

The obligations under the Trinity Term Loan Agreement are secured by a perfected security interest in all of the Company’s assets except for certain customarily excluded property pursuant to the terms of the Trinity Term Loan Agreement. There are no financial covenants and no warrants associated with the Trinity Term Loan Agreement. The Trinity Term Loan Agreement contains various covenants that limit the Company’s ability to engage in specified types of transactions without the consent of Trinity and the Trinity Lenders which include, among others, incurring or assuming certain debt; merging, consolidating or acquiring all or substantially all of the capital stock or property of another entity; changing the nature of the Company’s business; changing the Company’s organizational structure or type; licensing, transferring or disposing of certain assets; granting certain types of liens on the Company’s assets; making certain investments; and paying cash dividends. As of December 31, 2024, the Company is in compliance with all covenants of the Trinity Term Loans.

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

In connection with the Trinity Term Loans, the Company entered into a Success Fee Agreement with Trinity which specifies the terms regarding a fee in the amount of 10% of the principal amount of the funded Trinity Term Loans (the “Success Fee”). The Success Fee is payable upon the achievement of certain corporate development value-inflection milestones. The Success Fee survives the termination of the Trinity Term Loans and expires on the earlier of ten years, or payment in full in cash of the Success Fee. The Company determined that the Success Fee represents a freestanding financial instrument and should be accounted for as a derivative liability under ASC 815 and recorded a liability within other non-current liabilities on the consolidated balance sheet, at fair value on the Trinity Closing Date and will be marked-to-market at the end of each reporting period with gains and losses recognized as a component of other income (expense) in the consolidated statements of operations.

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

The Company remeasured the fair value of the Trinity Term Loans and Success Fee as of December 31, 2024 using a probability-weighted income approach. The Company calculated discounted cash flows of the Trinity Term Loans using a discount rate of 11.12% and adjusted for the probability of various repayment scenarios. The Company calculated the discounted cash flows of the Success Fee liability, using a discount rate of 11.12% then adjusted for the probability of achievement of certain corporate development value-inflection milestones.

The following table reconciles the change in fair value of the Trinity Term Loans during the years ended December 31, 2024 and 2023 (in thousands):

Trinity Term Loans
Beginning fair value balance at November 13, 2023	$39,230
Principal payments	—
Change in fair value reported in statements of operations	1,278
Change in fair value reported in comprehensive loss	—
Ending fair value balance as of December 31, 2023	$40,508
Principal payments	—
Change in fair value reported in statements of operations	(597)
Change in fair value reported in comprehensive loss	4,031
Ending fair value balance as of December 31, 2024	$43,942

During the year ended December 31, 2024 the Company recorded $5.2 million of interest expense within change in fair value of term loans, all of which was paid as of December 31, 2024. During the year ended December 31, 2023 the Company recorded $0.7 million of interest expense within change in fair value of term loans, all of which was paid as of December 31, 2023.

The following table reconciles the change in fair value of the Success Fee liability during the years ended December 31, 2024 and 2023 (in thousands):

Success Fee
Beginning fair value balance at November 13, 2023	$770
Change in fair value of Success Fee	30
Ending fair value balance as of December 31, 2023	$800
Change in fair value of Success Fee	130
Ending fair value balance as of December 31, 2024	$930

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

During the year ended December 31, 2023, the Company recognized interest expense related to the Term Loans of $4.9 million.

Note 7—Astellas Agreements

On October 21, 2022 (the “Effective Date”), the Company entered into the Option Agreement (the “Option Agreement”) with Astellas Gene Therapies, Inc. (f/k/a Audentes Therapeutics, Inc. (d/b/a Astellas Gene Therapy))(“Astellas”), pursuant to which the Company granted to Astellas an exclusive option to obtain an exclusive, worldwide, royalty and milestone-bearing right and license (A) to research, develop, make, have made, use, sell, offer for sale, have sold, import, export and otherwise exploit, or, collectively, exploit, the product known, as of the Effective Date, as TSHA-120 (the “120 GAN Product”), and any backup products with respect thereto for use in the treatment of Giant Axonal Neuropathy (“GAN”) or any other gene therapy product for use in the treatment of GAN that is controlled by Taysha or any of its affiliates or with respect to which the Company or any of its affiliates controls intellectual property rights covering the exploitation thereof (a “GAN Product”), and (B) under any intellectual property rights controlled by Taysha or any of its affiliates with respect to such exploitation (the “GAN Option”). Subject to certain extensions, the GAN Option was exercisable from the Effective Date through a specified period of time following Astellas’ receipt of (i) the formal minutes from the Type B end-of-Phase 2 meeting between Taysha and the FDA in response to the Company’s meeting request sent to the FDA on September 19, 2022 for the 120 GAN Product (the “Type B end-of-Phase 2 Meeting”), (ii) all written feedback from the FDA with respect to the Type B end-of-Phase 2 Meeting, and (iii) all briefing documents sent by Taysha to the FDA with respect to the Type B end-of-Phase 2 Meeting. In September 2023, Astellas provided written notice of its decision not to exercise the GAN Option.

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

During the year ended December 31, 2024, the Company determined that the total estimated costs to be incurred to satisfy the performance obligation associated with Rett research and development activities had increased from the cost estimate used for the year ended December 31, 2023.

The Company recognized revenue of $8.3 million and $13.2 million from Rett research and development activities for the year ended December 31, 2024 and 2023, respectively. In September 2023, Astellas provided written notice of its decision not to exercise the GAN Option. The Company recognized revenue of $2.3 million from the GAN Option during the year ended December 31, 2023.

As of December 31, 2024, the Company recorded deferred revenue of $9.8 million within current liabilities in the accompanying consolidated balance sheet. The Company will recognize revenues for these performance obligations as they are satisfied.

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

In January 2024, the Company transferred rights back to Queen’s for the Licensed Patents. No additional milestone payments were made in connection with the Queen’s Agreement during the year ended December 31, 2024.

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

In December 2021, a regulatory milestone was triggered in connection with this agreement and therefore the Company recorded $3.0 million within research and development expenses in the consolidated statements of operations for the year ended December 31, 2021. The milestone fee was paid in January 2022 and classified as an investing cash outflow in the consolidated statements of cash flows. No additional milestone payments were triggered in connection with this agreement during the years ended December 31, 2024 and 2023.

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

In March 2022, the Company’s CTA filing for TSHA-102 for the treatment of Rett Syndrome was approved by Health Canada and therefore triggered a regulatory milestone payment in connection with this agreement. The Company recorded $1.0 million within research and development expenses and classified the payment as an investing cash outflow in the consolidated statements of cash flows. In May 2023, the Company dosed the first patient with TSHA-102 in the Phase 1/2 REVEAL trial evaluating the safety and preliminary efficacy of TSHA-102 in adult patients with Rett syndrome and therefore triggered a milestone payment in connection with the Abeona Rett Agreement. The Company recorded $3.5 million within research and development expenses in the consolidated statements of operations for the year ended December 31, 2023. This milestone fee was paid in August 2023 and classified as an investing cash outflow in the consolidated statements of cash flows for the year ended December 31, 2023. No additional milestone payments were made or triggered in connection with this agreement during the year ended December 31, 2024.

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

Under the terms of the GAN License Agreement, in exchange for granting the Company the exclusive worldwide rights to TSHA-120, HHF received an upfront payment of $5.5 million. No additional milestone payments were made or triggered in connection with the GAN License Agreement during the year ended December 31, 2024. In January 2024, the Company initiated the return of the FDA Investigational New Drug application and transfer of the investigational clinical trial material for TSHA-120 in GAN to NINDS, enabling an opportunity for continued clinical evaluation of TSHA-120 in GAN after the Company discontinued development of TSHA-120 in GAN in September 2023. In January 2024, the Company gave notice of termination of the GAN License Agreement, and such termination became effective in July 2024 when all licensed rights under the GAN License Agreement reverted to HHF.

License Agreement for CLN7

In March 2022, the Company entered into a license agreement with UT Southwestern (the “CLN7 Agreement”) pursuant to which the Company obtained an exclusive worldwide, royalty-bearing license with right to grant sublicenses to develop, manufacture, use, and commercialize licensed products for gene therapy for CLN7, a form of Batten Disease. In connection with the CLN7 Agreement, the Company paid a one-time upfront license fee of $0.3 million. The Company recorded the upfront license fee in research and development expense in the consolidated statements of operations since the acquired license does not have an alternative future use. The Company is obligated to pay UT Southwestern up to $7.7 million in regulatory-related milestones and up to $7.5 million in sales-related milestones, as well as a low, single-digit royalty on net sales upon commercialization of the product. No additional milestone payments were made in connection with this agreement during the years ended December 31, 2024 and 2023.

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

Furthermore, on September 16, 2020, the Company’s stockholders approved the Employee Stock Purchase Plan (“ESPP”), which became effective upon the execution of the underwriting agreement in connection with the IPO. The maximum number of shares of common stock that may be issued under the ESPP will not exceed 362,000 shares of common stock, plus the number of shares of common stock that are automatically added on January 1st of each year for a period of up to ten years, commencing on the first January 1 following the IPO and ending on (and including) January 1, 2030, in an amount equal to the lesser of (i) one percent (1.0%) of the total number of shares of capital stock outstanding on December 31st of the preceding calendar year, and (ii) 724,000 shares of common stock. Pursuant to this provision, on January 1, 2023 and 2024, the Company’s board of directors increased the number of shares of common stock reserved for issuance under the ESPP by 632,075 and 724,000 respectively. The Company has issued an aggregate of 235,363 shares of common stock under the ESPP as of December 31, 2024.

On December 15, 2023, the Company’s board of directors adopted the Taysha Gene Therapies, Inc. 2023 Inducement Plan (the “Inducement Plan”). The Inducement Plan was adopted without stockholder approval pursuant to Nasdaq Listing Rule 5635(c)(4). The Board reserved 4,000,000 shares of the Company’s common stock for issuance under the Inducement Plan. On December 12, 2024, the

Company’s board of directors reserved an additional 2,000,000 shares of the Company’s common stock for issuance under the Inducement Plan.

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

The number of shares available for grant under the Company’s incentive plans were as follows:

	Previous	New	Inducement
	Plan	Plan	Plan	Total
Available for grant - January 1, 2023	—	1,067,682	—	1,067,682
Plan adjustments and amendments	(667,828)	3,828,203	4,000,000	7,160,375
Grants		(5,447,757)	—	(5,447,757)
Forfeitures	667,828	3,714,597	—	4,382,425
Available for grant - December 31, 2023	—	3,162,725	4,000,000	7,162,725
Plan adjustments and amendments	—	9,348,009	2,000,000	11,348,009
Grants	—	(12,442,262)	(3,774,300)	(16,216,562)
Forfeitures	—	632,958	774,000	1,406,958
Available for grant - December 31, 2024	—	701,430	2,999,700	3,701,130

Stock Options

For the year ended December 31, 2024, 11,719,421 shares of common stock under the New Plan and Inducement Plan were awarded with a weighted-average grant date fair value per share of $1.53. The stock options vest over one to four years and have a ten-year contractual term.

The following weighted-average assumptions were used to estimate the fair value of time-based vesting stock options that were granted during the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Risk-free interest rate	4.02%	3.68%
Expected dividend yield	—	—
Expected term (in years)	6.1	5.5
Expected volatility	89%	82%

The following table summarizes time-based vesting stock option activity, during the years ended December 31, 2024 and 2023:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Stock	Exercise	Contractual	Value
	Options	Price	Life (in years)	(in thousands)
Outstanding at January 1, 2023	6,158,078	11.84	8.9	62
Options granted	2,726,871	0.99
Options cancelled or forfeited	(2,050,562)	10.70
Options expired	(873,465)	22.21
Options exercisable at December 31, 2023	5,960,922	$5.75	8.7	$1,960
Options granted	11,719,421	2.02
Exercised	(58,832)	0.68
Options cancelled or forfeited	(1,327,123)	2.50
Options expired	(73,783)	17.01
Outstanding at December 31, 2024	16,220,605	$3.29	8.7	$1,967
Options exercisable at December 31, 2024	3,595,465	$7.72	7.5	$1,055

The aggregate intrinsic value in the above table is calculated as the difference between the fair value of the Company’s common stock at the respective reporting date and the exercise price of the stock options. As of December 31, 2024, the total unrecognized compensation related to unvested time-based vesting stock option awards granted was $15.5 million, which the Company expects to recognize over a weighted-average period of approximately 2.7 years. During the year ended December 31, 2024 58,832 stock options were exercised. No stock options were exercised during the year ended December 31, 2023.

Performance Stock Options

In February 2023, the Company issued options to purchase 70,235 shares of common stock to employees under the New Plan that contain performance-based vesting conditions, subject to continued employment through each anniversary and achievement of the performance conditions. The grant date fair value of these awards was not material. As of December 31, 2024, 58,346 of the shares subject to the performance-based options were vested and outstanding. No performance-based stock options were exercised during the year ended December 31, 2024.

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

The Modified Options will vest over 3.0 years. The Company recognized stock-based compensation expense of $1.2 million and $0.1 million for the years ended December 31, 2024 and 2023, respectively, related to the Modified Options. As of December 31, 2024, the total unrecognized compensation expense related to the Modified Options was $0.7 million, which the Company expects to recognize over a weighted average period of approximately 1.6 years using the accelerated attribution method. As of December 31, 2024, 1,516,655 of the Modified Options were outstanding, of which 505,552 vested during the period. No stock options were exercised during the period.

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

Restricted Stock Units

For the year ended December 31, 2024, the Company issued 4,497,141 RSUs to employees under the New Plan. The RSUs are subject to a service-based vesting condition. The service-based RSUs vest in equal annual installments over a one to four-year period. The Company at any time may accelerate the vesting of the RSUs. Such shares are not accounted for as outstanding until they vest.

For the year ended December 31, 2023, the Company issued 81,236 RSUs to employees under the New Plan. The RSUs are subject to a service-based vesting condition. The service-based RSUs vest in equal annual installments over a four-year period. The Company at any time may accelerate the vesting of the RSUs. Such shares are not accounted for as outstanding until they vest.

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

The Company’s RSU activity for the years ended December 31, 2024 and 2023 was as follows:

		Weighted
		Average
		Grant Date
	Number	Fair Value
	of Shares	per Share
Nonvested at January 1, 2023	1,257,844	$6.52
Restricted units granted	332,532	1.06
Vested	(556,989)	4.78
Cancelled or forfeited	(658,343)	5.18
Nonvested at December 31, 2023	375,044	$6.63
Restricted units granted	4,497,141	1.83
Vested	(323,031)	7.50
Cancelled or forfeited	—	—
Nonvested at December 31, 2024	4,549,154	$1.82

As of December 31, 2024, the total unrecognized compensation related to unvested RSUs granted was $6.0 million which is expected to be amortized on a straight-line basis over a weighted-average period of approximately 2.9 years.

Performance and Market-based Restricted Stock Units

In February 2023, the Company issued 81,233 RSUs to employees under the New Plan that contain a combination of performance and market-based vesting conditions, subject to continued employment through each anniversary and achievement of market and performance conditions. The grant date fair value of the RSUs that contain performance and market-based vesting conditions was not material. During the year ended December 31, 2023, 46,562 of the RSUs were forfeited and 34,671 RSUs vested and were settled. No RSUs that contain performance or market-based vesting conditions were granted or outstanding during the year ended December 31, 2024.

Restricted Stock Awards

The Company’s former President and Chief Executive Officer, was awarded 769,058 RSAs under the Existing Plan on July 1, 2020, which vested over a three-year term, subject to continuous employment. The fair value of these RSAs at the grant date of July 1, 2020, was $5.28 per share. On March 2, 2023, the Company’s former President and Chief Executive Officer resigned from the Board of Directors, therefore canceling any remaining unvested tranches. No RSAs were granted or outstanding during the year ended December 31, 2024.

The Company’s RSA activity for the year ended December 31, 2023 was as follows:

		Weighted
		Average
		Grant Date
	Number	Fair Value
	of Shares	per Share
Nonvested at January 1, 2023	85,494	$5.28
Restricted stock granted	—	—
Vested	(64,120)	5.28
Cancelled or forfeited	(21,374)	5.28
Nonvested at December 31, 2023	—	$—

Employee Stock Purchase Plan

In February 2022, the Company’s board of directors authorized the first offering under the ESPP. Under the ESPP, eligible employees may purchase shares of Taysha common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods. An employee’s payroll deductions under the ESPP are limited to 15% of the employee’s compensation and employees may not purchase more than 1,800 shares of Taysha common stock during any offering period. During the years ended December 31, 2024 and 2023, stock-based compensation expense related to the ESPP was not material.

Stock-based Compensation Expense

The following table summarizes the total stock-based compensation expense for the stock options, ESPP, RSAs and RSUs recorded in the consolidated statements of operations for the years ended December 31, 2024 and 2023 (in thousands):

	For the Year Ended December 31,
	2024	2023
Research and development expense	$5,631	$2,225
General and administrative expense	7,472	5,680
Total	$13,103	$7,905

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

Pre-Funded Warrants Issued in August 2023

On August 14, 2023, the Company entered into a Securities Purchase Agreement (the “August 2023 Purchase Agreement”) with certain institutional and other accredited investors (the “Purchasers”), pursuant to which the Company agreed to sell and issue to the Purchasers in a private placement transaction (the “August 2023 Private Placement”) (i) 122,412,376 shares (the “PIPE Shares”) of the Company’s common stock, and (ii) with respect to certain Purchasers, pre-funded warrants to purchase 44,250,978 shares of the Company’s common stock (the “2023 Pre-Funded Warrants”) in lieu of shares of the Company’s common stock. The purchase price per share of common stock was $0.90 per share (the “PIPE Purchase Price”), and the purchase price for the 2023 Pre-Funded Warrants was the Purchase Price minus $0.001 per PIPE Pre-Funded Warrant.

The 2023 Pre-Funded Warrants have a per share exercise price of $0.001, subject to proportional adjustments in the event of stock splits or combinations or similar events. The 2023 Pre-Funded Warrants will not expire until exercised in full. The 2023 Pre-Funded Warrants may not be exercised if the aggregate number of shares of common stock beneficially owned by the holder thereof immediately following such exercise would exceed a specified beneficial ownership limitation; provided, however, that a holder may increase or decrease the beneficial ownership limitation by giving 61 days’ notice to the Company, but not to any percentage in excess of 19.99%. The exercise of the 2023 Pre-Funded Warrants was also contingent upon receipt of stockholder approval of an increase in the authorized shares of the Company’s common stock (the “Stockholder Approval”), which the Company obtained at a special meeting of stockholders held on November 15, 2023.

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

The fair value adjustment as of December 31, 2023 was $0.2 million using the Black-Scholes-Merton option pricing model with probability weights applied to each of the SSI Warrants where vesting is contingent upon the achievement of certain clinical and regulatory milestones related to the Company’s clinical programs. The fair value adjustment as of December 31, 2024 was less than $0.1 million using the Black-Scholes-Merton option pricing model. As of December 31, 2024, 316,667 of the SSI Warrants have vested and are exercisable. No warrants were exercised during the period.

The Company estimated the fair value of the SSI Warrant liability using the following assumptions as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Risk-free interest rate	4.43%	3.84%
Expected dividend yield	—	—
Expected term (in years)	4.1	4.5
Expected volatility	87%	88%
Market value of common stock (per share)	$1.73	$1.77

The following table summarizes changes in the Company’s warrant liability during the years ended December 31, 2024 and 2023 (in thousands):

Warrant Liability
Balance at January 1, 2023	$—
Issuance of SSI Warrants	252
Issuance of 2023 Pre-funded Warrants	39,826
Change in fair value	34,718
Reclass of 2023 Pre-funded Warrants to equity	(74,342)
Balance at December 31, 2023	$454
Change in fair value	(16)
Balance at December 31, 2024	$438

Note 11—Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Since the Company had a net loss in both periods presented, basic and diluted net loss per common share are the same.

In August 2023, the Company issued liability-classified Pre-Funded Warrants with a nominal exercise price of $0.001 per share (see Note 10). In accordance with ASC 260, Earnings Per Share (“ASC 260”), shares issuable for little to no cash consideration should be included in the number of outstanding shares used to calculate basic loss per share as long as all conditions necessary for exercise are met. The conditions for exercise were met on November 15, 2023, at which time the Pre-Funded Warrants were reclassified into equity. The Pre-Funded Warrants are therefore included as outstanding shares as of November 15, 2023 to calculate the weighted average number of shares outstanding to calculate basic loss per share.

The following table represents the calculation of basic and diluted net loss per common share for the years ended December 31, 2024 and 2023, respectively (in thousands, except share and per share data):

	For the Year Ended December 31,
	2024	2023
Net loss	$(89,298)	$(111,566)
Weighted-average shares of common stock outstanding used to compute net loss per common share, basic and diluted	250,134,421	116,121,482
Net loss per common share, basic and diluted	$(0.36)	$(0.96)

The following common stock equivalents outstanding as of December 31, 2024 and 2023, respectively, were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti‑dilutive:

	December 31, 2024	December 31, 2023
Unvested RSUs	4,549,154	375,044
Stock options	17,795,606	7,535,924
SSI Warrants	316,667	316,667
Total	22,661,427	8,227,635

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

Beginning in 2022, the 2017 Tax Cuts and Jobs Act amended Section 174 to eliminate current-year deductibility of research and experimentation (R&E) expenditures and software development costs (collectively, R&E expenditures) and instead require taxpayers to charge their R&E expenditures to a capital account amortized over five years (15 years for expenditures attributable to R&E activity performed outside the United States). The Company generated a deferred tax asset for capitalized R&E expenditures for the years ended December 31, 2024 and 2023 which are fully offset by valuation allowances for each period.

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

The effective tax rate of the Company’s provision (benefit) for income taxes differs from the federal statutory rate as follows:

	For the Year Ended December 31,
	2024	2023
Statutory rate	21.00%	21.00%
State tax	0.03%	0.33%
Research and development tax credits	5.89%	(18.98)%
Other permanent differences	(0.03)%	(0.67)%
Change in valuation allowance	(23.50)%	8.10%
Change in fair value of term loan and warrant liability	(1.11)%	(6.83)%
Stock-based compensation	(2.28)%	(2.93)%
Income tax provision (benefit)	0.00%	0.00%

Deferred tax assets and valuation allowance

Deferred tax assets reflect the tax effects of NOLs, tax credit carryovers, and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2024 and 2023, the significant components of the Company’s net deferred tax assets and liabilities are as follows (in thousands):

	For the Year Ended December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$57,034	$47,373
Tax credit carryforwards	7,328	1,961
Accruals and reserves	1,209	1,020
Other	3,429	3,978
Intangibles	4,671	4,888
Non-qualified stock options	4,433	2,585
R&E expenditures	27,709	22,497
Lease liabilities	4,116	4,452
Impairment of long-lived assets	6,115	5,509
Total deferred tax assets	116,044	94,263
Deferred tax liabilities
Right-of-use assets	(1,912)	(2,224)
Fixed assets	—	(2)
Total deferred tax liabilities	(1,912)	(2,226)
Valuation allowance	(114,132)	(92,037)
Net deferred taxes	$—	$—

The valuation allowance is equal to the total net deferred tax asset amounts as of December 31, 2024 and 2023. ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is "more likely than not." Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Because of the Company’s recent history of operating losses, management believes that recognition of the deferred tax assets net of liabilities arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance.

The valuation allowance increased by $22.1 million during the year ended December 31, 2024, and decreased by $9.0 million during the year ended December 31, 2023.

As of December 31, 2024, there were gross federal NOLs of $268.3 million, gross state NOLs of $11.7 million, federal tax credit carryforward of $8.7 million, and state tax credit carryforward of $1.3 million. The net operating losses and state tax credit carryforward do not expire. As of December 31, 2023, there were gross federal NOLs of $222.1 million, gross state NOLs of $11.9 million, federal tax credit carryforward of $28.6 million, and state tax credit carryforward of $1.2 million. The federal tax credit carryforward will expire in 2040. The Company files federal, foreign and state income tax returns and, in the normal course of business, the Company is subject to examination by these taxing authorities. All periods since Inception are subject to examination by these taxing authorities, where applicable. There are currently no pending income tax examinations.

Pursuant to Section 382 of the Internal Revenue Code, certain substantial changes in the Company’s ownership may result in a limitation on the amount of NOL carryforwards and tax credit carryforwards that may be used in future years. Utilization of the NOL and tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of NOL and tax credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. The Company has completed studies to assess whether an ownership change has occurred through December 31, 2023. Based on these analyses, several ownership changes were identified in 2020 and an additional ownership change occurred in 2023. As a result of the ownership shift that occurred in August 2023, the Company has determined that $217.9 million of its gross federal NOLs are subject to an annual utilization limitation of $3.1 million, which can be increased in the five year period post change date for any realized built-in gain. Additionally, there were $27.1 million of research credits that will expire due to such limitations, resulting in a write-off of the related deferred tax assets and reversal of the corresponding uncertain tax positions and valuation allowance in 2023. The Company will continue to monitor equity movement and its impact on the utilization of the NOLs and credits as the Company could experience additional ownership changes subsequent to December 31, 2023, which may result in additional limitations on the utilization of NOL carryforwards and credits.

Note 13—Commitments and Contingencies

Litigation

From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities. The Company records a liability when a particular contingency is probable and estimable.

In January 2024 and April 2024, the Company was named a nominal defendant in two putative stockholder derivative actions filed by stockholders of the Company in the Court of Chancery of the State of Delaware. The lawsuits have since been consolidated and a lead plaintiff has been appointed. In October 2024, the lead plaintiff filed an amended complaint asserting claims relating to the Company’s August 2023 Private Placement against (i) certain of the Company’s current and former directors and officers for breach of fiduciary duty and unjust enrichment; and (ii) certain participants in the Company’s August 2023 Private Placement for aiding and abetting breach of fiduciary duty and unjust enrichment. The complaints seek an unspecified award of damages in the Company’s favor, plus pre-judgment and post-judgment interest, and an award to the plaintiffs for the costs and disbursement of the action, including fees for their attorneys and experts. The board of directors of the Company has formed a special litigation committee to investigate the claims and allegations in the amended complaint. On January 27, 2025, the court entered an order staying the litigation until June 30, 2025, while the special litigation committee conducts its investigation. The Company has not recorded a liability related to these lawsuits because, at this time, the Company is unable to reasonably estimate possible losses or gains or determine whether an unfavorable outcome is either probable or remote.

Commitments

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its directors, officers, employees, licensors, suppliers and service providers. The Company’s maximum exposure under these arrangements is unknown at December 31, 2024. The Company does not anticipate recognizing any significant losses relating to these arrangements.

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

Payment of these costs are complete as of December 31, 2024. The change in accrued severance during the years ended December 31, 2024 and 2023 is as follows (amounts in thousands):

Accrued Severance
Accrued severance as of January 1, 2023	$1,463
Severance recorded	2,691
Severance paid	(3,764)
Accrued severance as of December 31, 2023	$390
Severance recorded	—
Severance paid	(390)
Accrued severance as of December 31, 2024	$—

Note 15– Retirement Plan

In July 2021, the Company adopted a 401(k) retirement savings plan that provides retirement benefits to all full-time employees. Eligible employees may contribute a percentage of their annual compensation, subject to Internal Revenue Service limitations. The Company contributed $0.5 million and $0.3 million to the 401(k) retirement savings plan for the years ended December 31, 2024 and 2023, respectively.

Note 16—Segment Information

The Company’s Chief Executive Officer (“CEO”) is the Chief Operating Decision Maker (“CODM”). The CODM allocates resources and makes operating decisions based on financial information presented on a consolidated basis. The CODM does not evaluate profitability below the level of the consolidated company. Accordingly, the Company has determined that it has a single reportable segment and operating segment structure. The Company views its operations and manages its business as a single operating segment, the gene therapy segment, which is the business of developing AAV-based gene therapies for the treatment of rare monogenic diseases of the central nervous system.

The gene therapy segment derives revenue solely from the Astellas Agreements (see Note 7). The accounting policies of the gene therapy segment are the same as those described in the summary of significant accounting policies.

The CODM reviews significant segment expenses including direct program expenses and compensation expenses as part of the assessment of segment profit and loss. The measure of segment assets is reported on the balance sheet as total consolidated assets.

The following table presents significant segment expenses for the years ended December 31, 2024 and 2023 (in thousands):

	For the year ended December 31,
	2024	2023
Revenue	$8,333	$15,451
Less:
Research and development program expense
Program expense	24,646	20,245
Consultants and contractors expense	15,204	20,007
Compensation expense	36,372	26,508
Other segment expense(a)	21,409	60,257
Consolidated net loss	$(89,298)	$(111,566)

(a) Other segment expense included in consolidated net loss includes interest income, depreciation, insurance, travel, software and subscription services, legal, professional and consulting expense, rent and facilities expense, other general and administrative expense, impairment of long-lived assets, change in fair value of term loan, change in fair value of warrant liability and other expense.

Note 17—Subsequent Events

In January 2025, the Company granted options under the New Plan to purchase an aggregate of 6.2 million shares of its common stock at an exercise price of $1.85 per share, and also granted 3.1 million RSUs. These equity awards vest over a four-year period and are subject to service-based vesting conditions.

In January and February 2025, the Company granted options under the Inducement Plan to purchase an aggregate 0.8 million shares of its common stock at a weighted-average exercise price of $1.65 per share. These equity awards vest over a four-year period and are subject to service-based vesting conditions.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Form 10-K was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Management conducted an assessment of our internal control over financial reporting based on the framework established in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2024, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2025 annual meeting of stockholders, or the Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2024, under the captions “Information Regarding the Board of Directors and Corporate Governance,” “Election of Directors” and “Executive Officers” and is incorporated herein by reference.

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

We have adopted an Insider Trading Policy governing the purchase, sale, and/or other dispositions of the Company’s securities by directors, officers, employees and consultants that is designed to promote compliance with insider trading laws, rules and regulations, as well as procedures designed to further the foregoing purposes. A copy of our insider trading policy is incorporated by reference as Exhibit 19.1 to this Annual Report on Form 10-K. In addition, it is the Company’s intent to comply with applicable laws and regulations relating to insider trading.

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

Financial Statements

The following report and financial statements of the Company are included in this Annual Report on Form 10-K:

•
Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)
•
Consolidated Balance Sheets
•
Consolidated Statements of Operations
•
Consolidated Statements of Comprehensive Loss
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

4.1

Amended and Restated Investors’ Rights Agreement, by and among the Company and certain of its stockholders, dated July 2, 2020 (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-248559), filed with the Securities and Exchange Commission on September 2, 2020)

4.2

Description of the Company’s Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-39536), filed with the Securities Exchange Commission on August 12, 2024).

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

4.5

2024 Pre-Funded Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-39536), filed with the Securities and Exchange Commission on June 26, 2024).

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

10.27

Amendment to 2023 Inducement Plan (incorporated by reference to Exhibit 99.6 to the Company’s Registration Statement on Form S-8 (File No. 333-284167) filed with the Securities and Exchange Commission on January 7, 2025).

19.1*	Insider Trading Policy
23.1*	Consent of Deloitte & Touche LLP
24.1*	Power of Attorney (included on signature page)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*##	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*##	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1

Taysha Gene Therapies, Inc. Incentive Compensation Recoupment Policy (incorporated by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K (File No. 001-39536), filed with the Securities and Exchange Commission on March 19, 2024).

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

TAYSHA GENE THERAPIES, INC.

Date: February 26, 2025	By:	/s/ Sean Nolan
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

Signature	Title	Date

/s/ Sean Nolan	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2025
Sean Nolan

/s/ Kamran Alam	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 26, 2025
Kamran Alam

/s/ Phillip B. Donenberg	Director	February 26, 2025
Phillip B. Donenberg

/s/ Sean Stalfort	Director	February 26, 2025
Sean Stalfort

/s/ Sukumar Nagendran, M.D.	Director	February 26, 2025
Sukumar Nagendran, M.D.

/s/ Alison Long, M.D., Ph.D.	Director	February 26, 2025
Alison Long, M.D., Ph.D.

/s/ Laura Sepp-Lorenzino, Ph.D.	Director	February 26, 2025
Laura Sepp-Lorenzino, Ph.D.