Form 10-Q
period 2025-03-31
Taysha Gene Therapies, Inc.
filed 2025-05-15
CIK 1806310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 15, 2025, the registrant had 214,661,715 shares of common stock, $0.00001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Taysha Gene Therapies, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$116,593	$139,036
Restricted cash	449	449
Prepaid expenses and other current assets	3,666	2,645
Total current assets	120,708	142,130
Restricted cash	2,151	2,151
Property, plant and equipment, net	7,236	7,485
Operating lease right-of-use assets	8,079	8,381
Other non-current assets	188	217
Total assets	$138,362	$160,364
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,326	$3,592
Accrued expenses and other current liabilities	10,761	12,862
Deferred revenue	7,470	9,773
Total current liabilities	22,557	26,227
Term loan, net	42,453	43,942
Operating lease liability, net of current portion	17,093	17,361
Other non-current liabilities	1,200	1,309
Total liabilities	83,303	88,839
Commitments and contingencies - Note 13
Stockholders' equity
Preferred stock, $0.00001 par value per share; 10,000,000 shares authorized and no shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock, $0.00001 par value per share; 400,000,000 shares authorized and 205,054,570 and 204,943,306 issued and outstanding as of March 31, 2025 and December 31 2024, respectively	2	2
Additional paid-in capital	681,177	677,859
Accumulated other comprehensive loss	(2,286)	(4,031)
Accumulated deficit	(623,834)	(602,305)
Total stockholders’ equity	55,059	71,525
Total liabilities and stockholders' equity	$138,362	$160,364

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Taysha Gene Therapies, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Revenue	$2,302	$3,411
Operating expenses:
Research and development	15,565	20,657
General and administrative	8,158	7,084
Total operating expenses	23,723	27,741
Loss from operations	(21,421)	(24,330)
Other (expense) income:
Change in fair value of warrant liability	102	(337)
Change in fair value of term loan	(1,530)	(1,053)
Interest income	1,326	1,693
Interest expense	(19)	(29)
Other income (expense)	13	(5)
Total other (expense) income, net	(108)	269
Net loss	$(21,529)	$(24,061)
Net loss per common share, basic and diluted	$(0.08)	$(0.10)
Weighted average common shares outstanding, basic and diluted	269,306,331	231,249,344

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Taysha Gene Therapies, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Net loss	$(21,529)	$(24,061)
Other comprehensive income (loss):
Change in fair value of term loan attributable to instrument specific credit risk	1,745	(251)
Comprehensive loss	$(19,784)	$(24,312)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Taysha Gene Therapies, Inc.

Condensed Consolidated Statements of Stockholders’ (Deficit) Equity

(in thousands, except share data)

(Unaudited)

For the Three Months Ended March 31, 2025

			Additional
	Common Stock		Paid-in	Accumulated	Accumulated Other	Total
	Shares	Amount	Capital	Deficit	Comprehensive Loss	Stockholders' Equity
Balance as of December 31, 2024	204,943,306	$2	$677,859	$(602,305)	$(4,031)	$71,525
Stock-based compensation	—	—	3,294	—	—	3,294
Issuance of common stock upon vesting and settlement of restricted stock units, net	52,938	—	(51)	—	—	(51)
Issuance of common stock under ESPP	58,326	—	75	—	—	75
Gain on instrument-specific credit risk	—	—	—	—	1,745	1,745
Net loss	—	—	—	(21,529)	—	(21,529)
Balance as of March 31, 2025	205,054,570	$2	$681,177	$(623,834)	$(2,286)	$55,059

For the Three Months Ended March 31, 2024

			Additional			Total
	Common Stock		Paid-in	Accumulated	Accumulated Other	Stockholders'
	Shares	Amount	Capital	Deficit	Comprehensive Loss	Equity (Deficit)
Balance as of December 31, 2023	186,960,193	$2	$587,942	$(513,007)	$—	$74,937
Stock-based compensation	—	—	3,198	—	—	3,198
Issuance of common stock upon vesting and settlement of restricted stock units, net	11,282	—	—	—	—	—
Issuance of common stock under ESPP	46,800	—	26	—	—	26
Loss on instrument-specific credit risk	—	—	—	—	(251)	(251)
Net loss	—	—	—	(24,061)	—	(24,061)
Balance as of March 31, 2024	187,018,275	$2	$591,166	$(537,068)	$(251)	$53,849

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Taysha Gene Therapies, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(21,529)	$(24,061)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	283	325
Stock-based compensation	3,294	3,198
Change in fair value of warrant liability	(102)	337
Non-cash change in fair value of term loan	256	(247)
Non-cash lease expense	339	325
Other	(5)	27
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,052)	(693)
Accounts payable	923	3,980
Accrued expenses and other liabilities	(2,125)	422
Deferred revenue	(2,302)	(3,411)
Net cash used in operating activities	(22,020)	(19,798)
Cash flows from investing activities
Purchase of property, plant and equipment	(378)	(140)
Other	7	—
Net cash used in investing activities	(371)	(140)
Cash flows from financing activities
Debt issuance costs for term loan	—	(18)
Payment of shelf registration costs	(47)	—
Proceeds from common stock issuances under ESPP	75	26
Other	(80)	(30)
Net cash used in financing activities	(52)	(22)
Net decrease in cash, cash equivalents and restricted cash	(22,443)	(19,960)
Cash, cash equivalents and restricted cash at the beginning of the period	141,636	146,540
Cash, cash equivalents and restricted cash at the end of the period	$119,193	$126,580
Cash and cash equivalents	116,593	123,980
Restricted cash	2,600	2,600
Cash, cash equivalents and restricted cash at the end of the period	$119,193	$126,580
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,294	$1,329
Supplemental disclosure of noncash investing and financing activities:
Property, plant and equipment in accounts payable and accrued expenses	—	52
Offering costs not yet paid	23	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Taysha Gene Therapies, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Sales Agreement

On October 5, 2021, the Company entered into a Sales Agreement (the “Sales Agreement”) with SVB Securities LLC (f/k/a SVB Leerink LLC) and Wells Fargo Securities, LLC (collectively, the “Sales Agents”), pursuant to which the Company may issue and sell, from time to time in its sole discretion, shares of its common stock having an aggregate offering price of up to $150.0 million through the Sales Agents. In March 2022, the Company amended the Sales Agreement to, among other things, include Goldman Sachs & Co. LLC as an additional Sales Agent. The Sales Agents may sell common stock by any method permitted by law deemed to be an “at-the-market offering” as defined in Rule 415(a)(4) of the Securities Act, including sales made directly on or through the Nasdaq Global Select Market or any other existing trade market for the common stock, in negotiated transactions at market prices prevailing at the time of sale or at prices related to prevailing market prices, or any other method permitted by law. The Sales Agents are entitled to receive 3.0% of the gross sales price per share of common stock sold under the Sales Agreement. In April 2022, the Company sold 2,000,000 shares of common stock under the Sales Agreement and received $11.6 million in net proceeds. No other shares of common stock have been issued and sold pursuant to the Sales Agreement as of March 31, 2025.

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

Liquidity and Capital Resources

The Company has incurred operating losses since inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. Losses are expected to continue as the Company continues to invest in its research and development activities. As of March 31, 2025, the Company had an accumulated deficit of $623.8 million. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future.

Future capital requirements will depend on many factors, including the timing and extent of spending on research and development and the market acceptance of the Company’s products. The Company will need to obtain additional financing in order to complete clinical studies and launch and commercialize any product candidates for which it receives regulatory approval. There can be no assurance that such financing will be available or will be on terms acceptable to the Company. As of March 31, 2025, the Company had cash and cash equivalents of $116.6 million, which the Company believes will be sufficient to fund its planned operations for a period of at least twelve months from the date of issuance of these unaudited condensed consolidated financial statements. The Company has based this estimate on assumptions that may prove to be wrong, and its operating plan may change as a result of many factors currently unknown to it. As a result, the Company could deplete its capital resources sooner than it currently expects. The Company expects to finance its future cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances or licensing arrangements. If the Company is unable to obtain funding, the Company would be forced to delay, reduce or eliminate some or all of its research and development programs, preclinical and clinical testing or commercialization efforts, which could adversely affect its business prospects.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X and are consistent in all material respects with those included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (“SEC”) on February 26, 2025 (the “2024 Annual Report”). In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The condensed consolidated balance sheet as of December 31, 2024 is derived from audited financial statements, however, it does not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s 2024 Annual Report.

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

Significant Accounting Policies

There have been no changes in the Company’s significant accounting policies as disclosed in Note 2 to the audited consolidated financial statements included in the 2024 Annual Report.

Recently Adopted Accounting Pronouncements

There have been no significant changes in recently adopted accounting pronouncements from those disclosed in the section titled “Financial Statements and Supplementary Data” included in the 2024 Annual Report.

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values (in thousands):

	March 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents – money market funds	$115,033	$115,033	$—	$—
Total assets	$115,033	$115,033	$—	$—
Liabilities:
Trinity Term Loans	$42,453	$—	$—	$42,453
Success Fee Derivative liability	925	—	—	925
SSI Warrant liability	336	—	—	336
Total liabilities	$43,714	$—	$—	$43,714

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents – money market funds	$138,308	$138,308	$—	$—
Total assets	$138,308	$138,308	$—	$—
Liabilities:
Trinity Term Loans	$43,942	$—	$—	$43,942
Success Fee Derivative liability	930	—	—	930
SSI Warrant liability	438	—	—	438
Total liabilities	$45,310	$—	$—	$45,310

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

Note 4—Balance Sheet Components

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Prepaid clinical trial	$1,832	$1,112
Prepaid research and development	926	841
Prepaid insurance	232	249
Deferred offering costs	140	135
Other	536	308
Total prepaid expenses and other current assets	$3,666	$2,645

Property, plant and equipment, net consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Leasehold improvements	$2,117	$2,117
Laboratory equipment	3,163	3,130
Computer equipment	674	707
Furniture and fixtures	853	864
Construction in progress	4,247	4,251
	11,054	11,069
Accumulated depreciation	(3,818)	(3,584)
Property, plant and equipment, net	$7,236	$7,485

Property, plant and equipment, net includes $0.6 million and $0.7 million of assets capitalized as finance leases as of March 31, 2025 and December 31, 2024, respectively.

Depreciation expense was $0.3 million for each of the three months ended March 31, 2025 and 2024, respectively.

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Accrued compensation	$2,510	$5,242
Accrued clinical trial	2,207	1,907
Lease liabilities, current portion	1,808	1,877
Accrued research and development	1,518	1,714
Accrued professional and consulting fees	1,576	725
Warrant liability	336	438
Accrued property, plant and equipment	—	207
Other	806	752
Total accrued expenses and other current liabilities	$10,761	$12,862

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

The Company was not required to provide a security deposit in connection with its entry into the Durham Lease. The Company was responsible for constructing interior improvements within the Facility. The Company was required to place $2.6 million in an escrow account which was to be released when the improvements were substantially complete. In December 2023, the Company entered into an agreement with the landlord whereby the Company agreed to remove specified leasehold improvements which will be funded by the escrowed funds. The escrow funds are recorded as restricted cash on the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024 with $0.5 million recorded in current assets and $2.1 million in noncurrent assets. The Durham Landlord has the right to terminate the Durham Lease upon specified events of default, including the Company’s failure to pay rent in a timely manner and upon the occurrence of certain events of insolvency with respect to the Company.

Summary of all lease costs recognized under ASC 842

The following table summarizes the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the three months ended March 31, 2025 and 2024 (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Operating lease cost	$669	$646
Variable lease cost	339	198
Total lease cost	$1,008	$844

Supplemental information related to the remaining lease term and discount rate are as follows:

	March 31, 2025	December 31, 2024
Weighted average remaining lease term (in years) – Finance leases	1.64	1.88
Weighted average remaining lease term (in years) – Operating leases	9.79	9.98

Weighted average discount rate – Finance leases	10.54%	10.54%
Weighted average discount rate – Operating leases	7.85%	7.84%

As of March 31, 2025, future minimum commitments under ASC 842 under the Company’s operating and finance leases were as follows (in thousands):

Year Ending December 31,	Operating	Finance
2025	2,200	341
2026	2,485	399
2027	2,577	—
2028	2,673	—
2029	2,779	—
Thereafter	14,284	—
Total lease payments	26,998	740
Less: imputed interest	(8,499)	(63)
Total lease liabilities	$18,499	$677
Lease liabilities, current	1,406	402
Lease liabilities, non-current	17,093	275
Total lease liabilities	$18,499	$677

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

The Company recognized revenue of $2.3 million and $3.4 million from Rett research and development activities for the three months ended March 31, 2025 and 2024, respectively.

The Company had $7.5 million of deferred revenue on the condensed consolidated balance sheet as of March 31, 2025 comprised of $5.5 million for the Rett Option and $2.0 million of Rett research and development activities. The Company had $9.8 million of deferred revenue on the condensed consolidated balance sheets as of December 31, 2024 comprised of $5.5 million for the Rett Option and $4.3 million of Rett research and development activities.

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

The interest rate applicable to the Trinity Term Loans is the greater of (a) the Wall Street Journal (“WSJ”) Prime Rate plus 4.50% or (b) 12.75% per annum. The Trinity Term Loans are interest only from the Trinity Closing Date through 36 months from the Trinity Closing Date, which may be extended to 48 months from the Trinity Closing Date upon the satisfaction of certain milestones set forth in the Trinity Term Loan Agreement, after which the Company is required to pay equal monthly installments of principal through November 13, 2028 (the “Maturity Date”). As of March 31, 2025, $40.0 million was outstanding on the Term Loan, recorded as Term Loan, net on the condensed consolidated balance sheet.

Future principal debt payments on the Trinity Term Loan Agreement as of March 31, 2025 are as follows (in thousands):

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

The obligations under the Trinity Term Loan Agreement are secured by a perfected security interest in all of the Company’s assets except for certain customarily excluded property pursuant to the terms of the Trinity Term Loan Agreement. There are no financial covenants and no warrants associated with the Trinity Term Loan Agreement. The Trinity Term Loan Agreement contains various covenants that limit the Company’s ability to engage in specified types of transactions without the consent of Trinity and the Trinity Lenders which include, among others, incurring or assuming certain debt; merging, consolidating or acquiring all or substantially all of the capital stock or property of another entity; changing the nature of the Company’s business; changing the Company’s organizational structure or type; licensing, transferring or disposing of certain assets; granting certain types of liens on the Company’s assets; making certain investments; and paying cash dividends. As of March 31, 2025, the Company is in compliance with all covenants of the Trinity Term Loans.

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

The Company remeasured the fair value of the Trinity Term Loans and Success Fee as of March 31, 2025 using a probability-weighted income approach. The Company calculated discounted cash flows of the Trinity Term Loans using a discount rate of 12.75% and adjusted for the probability of various repayment scenarios. The Company calculated the discounted cash flows of the Success Fee liability, using a discount rate of 12.75% then adjusted for the probability of achievement of certain corporate development value-inflection milestones.

The following table reconciles the change in fair value of the Trinity Term Loans during the three months ended March 31, 2025 (in thousands):

Trinity Term Loans
Beginning fair value balance as of January 1, 2025	$43,942
Principal payments	—
Change in fair value reported in statements of operations	256
Change in fair value reported in comprehensive loss	(1,745)
Ending fair value balance as of March 31, 2025	$42,453

During the three months ended March 31, 2025, the Company recorded $1.3 million of interest expense within change in fair value of term loans, all of which was paid as of March 31, 2025. During the three months ended March 31, 2024, the Company recorded $1.3 million of interest expense within change in fair value of term loans.

The following table reconciles the change in fair value of the Success Fee liability during the three months ended March 31, 2025 (in thousands):

Success Fee
Beginning fair value balance as of January 1, 2025	$930
Change in fair value of Success Fee	(5)
Ending fair value balance as of March 31, 2025	$925

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

The UT Southwestern Agreement expires on a country-by-country and licensed product-by-licensed product basis upon the expiration of the last valid claim of a licensed patent in such country for such licensed product. After the initial research term, the Company may terminate the agreement, on an indication-by-indication and licensed product-by-licensed product basis, at any time upon specified written notice to UT Southwestern. Either party may terminate the agreement upon an uncured material breach of the agreement or insolvency of the other party. In December 2023 and March 2025, the Company transferred rights to specific indications back to UT Southwestern.

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

In December 2021, a regulatory milestone was triggered in connection with this agreement and therefore the Company recorded $3.0 million within research and development expenses in the consolidated statements of operations for the year ended December 31, 2021. The milestone fee was paid in January 2022 and classified as an investing cash outflow in the consolidated statements of cash flows. No additional milestone payments were triggered in connection with this agreement during the three months ended March 31, 2025.

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

In March 2022, the Company’s clinical trial application, (“CTA”) filing for TSHA-102 for the treatment of Rett Syndrome was approved by Health Canada and therefore triggered a regulatory milestone payment in connection with this agreement. The Company recorded $1.0 million within research and development expenses and classified the payment as an investing cash outflow in the consolidated statements of cash flows. In May 2023, the Company dosed the first patient with TSHA-102 in the Phase 1/2 REVEAL trial evaluating the safety and preliminary efficacy of TSHA-102 in adult patients with Rett syndrome and therefore triggered a milestone payment in connection with the Abeona Rett Agreement. The Company recorded $3.5 million within research and development expenses in the condensed consolidated statements of operations for the year ended December 31, 2023. This milestone fee was paid in August 2023 and classified as an investing cash outflow in the consolidated statements of cash flows for the year ended December 31, 2023. No additional milestone payments were made or triggered in connection with this agreement during the three months ended March 31, 2025.

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

On September 16, 2020, the Company’s stockholders approved the 2020 Stock Incentive Plan (“New Plan”), which became effective upon the execution of the underwriting agreement in connection with the IPO. The number of shares of common stock reserved for issuance under the New Plan automatically increases on January 1 of each year, for a period of ten years, from January 1, 2021, continuing through January 1, 2030, by 5% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Company’s board of directors. Pursuant to this provision, on January 1, 2025, the Company increased the number of shares of common stock reserved for issuance under the New Plan by 10,247,165 shares.

Furthermore, on September 16, 2020, the Company’s stockholders approved the Employee Stock Purchase Plan (“ESPP”), which became effective upon the execution of the underwriting agreement in connection with the IPO. The maximum number of shares of common stock that may be issued under the ESPP will not exceed 362,000 shares of common stock, plus the number of shares of common stock that are automatically added on January 1st of each year for a period of up to ten years, commencing on the first January 1 following the IPO and ending on (and including) January 1, 2030, in an amount equal to the lesser of (i) one percent (1.0%) of the total number of shares of capital stock outstanding on December 31st of the preceding calendar year, and (ii) 724,000 shares of common stock. Pursuant to this provision, on January 1, 2025 the Company increased the number of shares of common stock reserved for issuance under the ESPP by 724,000. The Company has issued an aggregate of 293,689 shares of common stock under the ESPP as of March 31, 2025.

On December 15, 2023, the Company’s board of directors adopted the Taysha Gene Therapies, Inc. 2023 Inducement Plan (the “Inducement Plan”). The Inducement Plan was adopted without stockholder approval pursuant to Nasdaq Listing Rule 5635(c)(4). The Board reserved 4,000,000 shares of the Company’s common stock for issuance under the Inducement Plan. On December 12, 2024, the Company reserved an additional 2,000,000 shares of the Company’s common stock for issuance under the Inducement Plan.

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

The number of shares available for grant under the Company’s incentive plans were as follows:

	New	Inducement
	Plan	Plan	Total
Available for grant - January 1, 2025	701,430	2,999,700	3,701,130
Plan adjustments and amendments	10,247,165	—	10,247,165
Grants	(9,515,500)	(1,027,000)	(10,542,500)
Forfeitures	780,093	519,907	1,300,000
Available for grant - March 31, 2025	2,213,188	2,492,607	4,705,795

Stock Options

For the three months ended March 31, 2025, a total of 7,438,000 shares of common stock under the New Plan and the Inducement Plan were awarded with a weighted-average grant date fair value per share of $1.39. The stock options vest over four years and have a ten-year contractual term.

The following weighted-average assumptions were used to estimate the fair value of time-based vesting stock options that were granted during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Risk-free interest rate	4.40%	3.95%
Expected dividend yield	—	—
Expected term (in years)	6.1	6.1
Expected volatility	89%	89%

The following table summarizes time-based vesting stock option activity during the three months ended March 31, 2025:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Stock	Exercise	Contractual	Value
	Options	Price	Life (in years)	(in thousands)
Options exercisable at January 1, 2025	16,220,605	$3.29	8.7	$1,967
Options granted	7,438,000	1.82
Options cancelled or forfeited	(907,407)	1.93
Options expired	—	—
Outstanding at March 31, 2025	22,751,198	$2.86	8.8	$1,050
Options exercisable at March 31, 2025	6,014,433	$5.44	7.7	$667

The aggregate intrinsic value in the above table is calculated as the difference between the fair value of the Company’s common stock at the respective reporting date and the exercise price of the stock options. As of March 31, 2025, the total unrecognized compensation related to unvested stock option awards granted was $22.2 million, which the Company expects to recognize over a weighted-average period of approximately 3.1 years.

Performance Stock Options

In February 2023, the Company issued options to purchase 70,235 shares of common stock to employees under the New Plan that contain performance-based vesting conditions, subject to continued employment through each anniversary and achievement of the performance conditions. The grant date fair value of these awards was not material. As of March 31, 2025, 58,346 of the shares subject to the performance-based options were vested and outstanding. No performance-based stock options were exercised during the period.

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

The Modified Options will vest over 3.0 years. The Company recognized stock-based compensation expense of $0.1 million for the three months ended March 31, 2025, related to the Modified Options. As of March 31, 2025, the total unrecognized compensation expense related to the Modified Options was $0.6 million, which the Company expects to recognize over a weighted average period of approximately 1.4 years using the accelerated attribution method. As of March 31, 2025, 1,516,655 of the Modified Options were outstanding, of which 505,552 were vested. No Modified Options vested or were exercised during the three months ended March 31, 2025.

Restricted Stock Units

For the three months ended March 31, 2025, the Company issued 3,104,500 RSUs to employees under the New Plan. The RSUs are subject to a service-based vesting condition. The service-based RSUs vest in equal annual installments over a four-year period. The Company at any time may accelerate the vesting of the RSUs. Such shares are not accounted for as outstanding until they vest.

The Company’s default tax withholding method for RSUs granted prior to 2023 is the sell-to-cover method, in which shares with a market value equivalent to the tax withholding obligation are sold on behalf of the holder of the RSUs upon vesting and settlement to cover the tax withholding liability and the cash proceeds from such sales are remitted by the Company to taxing authorities. For RSUs granted in 2023, the Company’s tax withholding policy allows the RSU holder to choose to either pay cash to the Company for the tax withholding obligation or elect the net withholding method, in which shares with a market equivalent to the tax withholding obligation are withheld and the net shares are issued to the RSU holder. For RSUs granted in 2024 and later, the Company’s tax withholding policy allows the RSU holder to choose to either pay cash to the Company for the tax withholding obligation or to elect the sell-to-cover method, in which shares with a market value equivalent to the tax withholding obligation are sold on behalf of the holder of the RSUs upon vesting and settlement to cover the tax withholding liability and the cash proceeds from such sales are remitted by the Company to taxing authorities.

The Company’s RSU activity for the three months ended March 31, 2025 was as follows:

		Weighted
		Average
		Grant Date
	Number	Fair Value
	of Shares	per Share
Nonvested at January 1, 2025	4,549,154	$1.82
Restricted units granted	3,104,500	1.85
Vested	(1,049,338)	1.71
Cancelled or forfeited	(362,750)	2.40
Nonvested at March 31, 2025	6,241,566	$1.82

As of March 31, 2025, there were 1,049,338 vested and unsettled RSU awards with a weighted average grant date fair value of $1.71 per share.

As of March 31, 2025, the total unrecognized compensation cost related to the unvested RSU's was $10.1 million which is expected to be amortized on a straight-line basis over a weighted-average period of approximately 3.2 years.

Employee Stock Purchase Plan

In February 2022, the Company’s board of directors authorized the first offering under the ESPP. Under the ESPP, eligible employees may purchase shares of Taysha common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods. An employee’s payroll deductions under the ESPP are limited to 15% of the employee’s compensation and employees may not purchase more than 1,800 shares of Taysha common stock during any offering period. During each of the three months ended March 31, 2025 and 2024, stock-based compensation expense related to the ESPP was not material.

The following table summarizes the total stock-based compensation expense for the stock options, ESPP and RSUs recorded in the condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024 (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Research and development expense	$1,424	$1,274
General and administrative expense	1,870	1,924
Total	$3,294	$3,198

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

Pre-Funded Warrants Issued in August 2023

On August 14, 2023, the Company entered into a Securities Purchase Agreement (the “August 2023 Purchase Agreement”) with certain institutional and other accredited investors (the “Purchasers”), pursuant to which the Company agreed to sell and issue to the Purchasers in a private placement transaction (the “August 2023 Private Placement”) (i) 122,412,376 shares (the “PIPE Shares”) of the Company’s common stock, and (ii) with respect to certain Purchasers, pre-funded warrants to purchase 44,250,978 shares of the Company’s common stock (the “2023 Pre-Funded Warrants”) in lieu of shares of the Company’s common stock. The purchase price per share of common stock was $0.90 per share (the “PIPE Purchase Price”), and the purchase price for the 2023 Pre-Funded Warrants was the PIPE Purchase Price minus $0.001 per 2023 Pre-Funded Warrant.

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

The Company measured the fair value of the PIPE Shares and 2023 Pre-Funded Warrants based on the $0.90 per share PIPE Purchase Price. The Company used the relative fair value method to allocate the net proceeds received from the sales of the PIPE Shares and the 2023 Pre-Funded Warrants on the consolidated balance sheet as follows (in thousands):

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

The fair value adjustment as of March 31, 2025 was $0.1 million using the Black-Scholes-Merton option pricing model. As of March 31, 2025, 316,667 of the SSI Warrants have vested and are exercisable. No warrants were exercised during the period.

The Company estimated the fair value of the SSI Warrant liability using the following assumptions as of March 31, 2025:

Risk-free interest rate	3.93%
Expected dividend yield	—
Expected term (in years)	4.0
Expected volatility	88%
Market value of common stock (per share)	$1.39

The following table summarizes changes in the Company’s warrant liability during the three months ended March 31, 2025 (in thousands):

Warrant Liability
Balance at January 1, 2025	$438
Change in fair value	(102)
Balance at March 31, 2025	$336

Note 11—Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Since the Company had a net loss in all periods presented, basic and diluted net loss per common share are the same.

In August 2023, the Company issued the liability-classified 2023 Pre-Funded Warrants with a nominal exercise price of $0.001 per share, which were subsequently reclassified into equity in November 2023 after conditions for exercise were met. In June 2024, the Company issued the June 2024 Pre-Funded Warrants with a nominal exercise price of $0.001 per share, which were subsequently reclassified into equity in November 2023 after conditions for exercise were met. See Note 10 for more information. In accordance with ASC 260, Earnings Per Share, shares issuable for little to no cash consideration should be included in the number of outstanding shares used to calculate basic loss per share as long as all conditions necessary for exercise are met. The 2023 Pre-Funded Warrants and the June 2024 Pre-Funded Warrants are therefore included as outstanding shares as of March 31, 2025 to calculate the weighted average number of shares outstanding to calculate basic loss per share.

The following table represents the calculation of basic and diluted net loss per common share for the three months ended March 31, 2025 and 2024, respectively (in thousands, except share and per share data):

	For the Three Months Ended March 31,
	2025	2024
Net loss	$(21,529)	$(24,061)
Weighted-average shares of common stock outstanding used to compute net loss per common share, basic and diluted	269,306,331	231,249,344
Net loss per common share, basic and diluted	$(0.08)	$(0.10)

The following common stock equivalents outstanding as of March 31, 2025 and 2024 were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti‑dilutive:

	March 31, 2025	March 31, 2024
Unvested RSUs	6,241,566	4,657,971
Stock options	24,326,199	15,162,463
SSI Warrants	316,667	316,667
Total	30,884,432	20,137,101

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

As of March 31, 2025, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2024.

Note 13—Commitments and Contingencies

Litigation

From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities. The Company records a liability when a particular contingency is probable and estimable.

In January 2024 and April 2024, the Company was named a nominal defendant in two putative stockholder derivative actions filed by stockholders of the Company in the Court of Chancery of the State of Delaware. The lawsuits have since been consolidated and a lead plaintiff has been appointed. In October 2024, the lead plaintiff filed an amended complaint asserting claims relating to the Company’s August 2023 Private Placement against (i) certain of the Company’s current and former directors and officers for breach of fiduciary duty and unjust enrichment; and (ii) certain participants in the Company’s August 2023 Private Placement for aiding and abetting breach of fiduciary duty and unjust enrichment. The complaints seek an unspecified award of damages in the Company’s favor, plus pre-judgment and post-judgment interest, and an award to the plaintiffs for the costs and disbursement of the action, including fees for their attorneys and experts. The board of directors of the Company has formed a special litigation committee to investigate the claims and allegations in the amended complaint. On January 27, 2025, the court entered an order staying the litigation until June 30, 2025, while the special litigation committee conducts its investigation. On April 30, 2025, the court extended the stay until September 30, 2025. The Company has not recorded a liability related to these lawsuits because, at this time, the Company is unable to reasonably estimate possible losses or gains or determine whether an unfavorable outcome is either probable or remote.

In connection with an investigation captioned In the Matter of Taysha Gene Therapies, Inc. (D-04192), Taysha and certain of its officers and directors received subpoenas in late 2024 from the United States Securities and Exchange Commission (“SEC”) for materials relating to Taysha’s August 2023 PIPE and certain public offerings. Production of materials in response to the subpoenas was completed in April 2025. The SEC investigation is neither a determination that the Company or any individuals have violated any law nor a charge of any wrongdoing.

Commitments

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its directors, officers, employees, licensors, suppliers and service providers. The Company’s maximum exposure under these arrangements is unknown at March 31, 2025. The Company does not anticipate recognizing any significant losses relating to these arrangements.

Note 14 – Retirement Plan

In July 2021, the Company adopted a 401(k) retirement savings plan that provides retirement benefits to all full-time employees. Eligible employees may contribute a percentage of their annual compensation, subject to Internal Revenue Service limitations. The Company contributed $0.2 million and $0.1 million to the 401(k) retirement savings plan for the three months ended March 31, 2025 and 2024, respectively.

Note 15 – Segment Information

The Company’s Chief Executive Officer (“CEO”) is the Chief Operating Decision Maker (“CODM”). The CODM allocates resources and makes operating decisions based on financial information presented on a consolidated basis. The CODM does not evaluate profitability below the level of the consolidated company. Accordingly, the Company has determined that it has a single reportable segment and operating segment structure. The Company views its operations and manages its business as a single operating segment, the gene therapy segment, which is the business of developing AAV-based gene therapies for the treatment of severe monogenic diseases of the central nervous system.

The gene therapy segment derives revenue solely from the Astellas Agreements (see Note 6). The accounting policies of the gene therapy segment are the same as those described in the summary of significant accounting policies.

The CODM reviews significant segment expenses including direct program expenses and compensation expenses as part of the assessment of segment profit and loss. The measure of segment assets is reported on the balance sheet as total consolidated assets.

The following table presents significant segment expenses for the three months ended March 31, 2025 and 2024 (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Revenue	$2,302	$3,411
Less:
Research and development program expense
Program expense	3,998	10,198
Consultants and contractors expense	3,209	4,849
Compensation expense	11,270	8,282
Other segment expense(a)	5,354	4,143
Consolidated net loss	$(21,529)	$(24,061)

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

Note 16 – Subsequent Events

Pre-funded Warrant Exercise

In April 2025, 9,615,000 of the 2023 Pre-Funded Warrants were exercised on a cashless basis in exchange for 9,607,145 shares of common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2024 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2024, or Annual Report, filed with the Securities and Exchange Commission, or the SEC, on February 26, 2025. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us,” and “our” refer to Taysha Gene Therapies, Inc. together with its consolidated subsidiaries.

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

We have completed dosing of the 10 patients in Part A of both REVEAL trials, which includes six patients in cohort two (high dose, 1x1015 total vg) and four patients in cohort one (low dose, 5.7x1014 total vg). As of the April 10, 2025 data cutoff, TSHA-102 was generally well tolerated, with no treatment-related serious adverse events, or SAEs, or dose-limiting toxicities, or DLTs, in the 10 patients dosed in Part A of the REVEAL trials. We believe this maturing dataset continues to support advancement toward the Part B registrational trial. We expect to report safety and efficacy data from cohort two of each of the REVEAL trials (high dose; n=3 for each trial) and an update on long term safety and efficacy data from cohort one of each of the REVEAL trials (low dose; n=2 for each trial), as well as an update on the anticipated pivotal trial design for TSHA-102, in second quarter of 2025.

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

We have a limited operating history. Since our inception, our operations have focused on organizing and staffing our company, business planning, raising capital and entering into collaboration agreements for conducting preclinical and clinical development activities for our product candidates. Our lead product candidate is still in the clinical stage. We do not have any product candidates approved for sale and have not generated any revenue from product sales. Through March 31, 2025, we have funded our operations primarily through: (i) the sale of equity, raising an aggregate of $671.0 million of gross proceeds from our initial public offering, or the IPO, sales of common stock pursuant to our Sales Agreement (as defined below), our October 2022 follow-on offering, our 2023 private placement and our June 2024 Offering (as defined below); (ii) pre-IPO private placements of our convertible preferred stock; (iii) our Term Loan Agreement (as defined below) and subsequently the Trinity Term Loan Agreement (as defined below); and (iv) the Astellas Transactions.

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

Since our inception, we have incurred significant operating losses. Our net losses were $21.5 million for the three months ended March 31, 2025. As of March 31, 2025, we had an accumulated deficit of $623.8 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

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
•
work with contract manufacturing organizations, or CMOs, for the manufacture of current Good Manufacturing Practice, or cGMP, material for clinical trials or potential commercial sales;
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

On April 2, 2020, we amended the UT Southwestern Agreement to include the addition of another licensed product and certain indications, and a right of first refusal to us over certain patient dosing patents. No additional consideration was transferred in connection with this amendment. In March 2022, we and UT Southwestern mutually agreed to revise the payment schedules and current performance expectations of the current sponsored research agreements under the UT Southwestern Agreement and defer payments by fifteen months. In December 2023, we and UT Southwestern mutually agreed to terminate specific sponsored research agreements. There are no outstanding payments due for these terminated programs as of March 31, 2025.

In connection with the UT Southwestern Agreement, we issued to UT Southwestern 2,179,000 shares of our common stock. We do not have any future milestone or royalty obligations to UT Southwestern under the UT Southwestern Agreement, other than costs related to the maintenance of patents.

The UT Southwestern Agreement expires on a country-by-country and licensed product-by-licensed product basis upon the expiration of the last valid claim of a licensed patent in such country for such licensed product. After the initial research term, we may terminate the agreement, on an indication-by-indication and licensed product-by-licensed product basis, at any time upon specified written notice to UT Southwestern. Either party may terminate the agreement upon an uncured material breach of the agreement or insolvency of the other party. In December 2023 and March 2025, we transferred rights to specific indications back to UT Southwestern.

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

In December 2021, our CTA filing for TSHA-118 for the treatment of CLN1 disease was approved by Health Canada and therefore triggered a $3.0 million regulatory milestone payment in connection with the Abeona CLN1 Agreement. No additional milestone payments were made or triggered during the three months ended March 31, 2025.

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

In March 2022, our CTA filing for TSHA-102 for the treatment of Rett Syndrome was approved by Health Canada and therefore triggered a regulatory milestone payment of $1.0 million in connection with the Rett Agreement. In May 2023, we dosed the first patient with TSHA-102 in the Phase 1/2 REVEAL trial evaluating the safety and preliminary efficacy of TSHA-102 in adult patients with Rett syndrome and therefore triggered a milestone payment of $3.5 million in connection with the Rett Agreement, which was paid in August 2023. No additional milestone payments were made during the three months ended March 31, 2025.

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

Components of Results of Operations

Revenue

Revenue for the three months ended March 31, 2025 and 2024 was derived from the Astellas Transactions. We recognize revenue as research and development activities related to our Rett program are performed. Revenue related to the material rights associated with the Rett Option and must be recognized at a point in time when the option is exercised or the option period expires.

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

Results of Operations

Results of Operations for the Three Months ended March 31, 2025 and 2024

The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024 (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Revenue	$2,302	$3,411
Operating expenses:
Research and development	15,565	20,657
General and administrative	8,158	7,084
Total operating expenses	23,723	27,741
Loss from operations	(21,421)	(24,330)
Other (expense) income:
Change in fair value of warrant liability	102	(337)
Change in fair value of term loan	(1,530)	(1,053)
Interest income	1,326	1,693
Interest expense	(19)	(29)
Other income (expense)	13	(5)
Total other (expense) income, net	(108)	269
Net loss	$(21,529)	$(24,061)

Revenue

Revenue related to the Astellas Transactions was $2.3 million for the three months ended March 31, 2025, compared to $3.4 million for the three months ended March 31, 2024. The revenue recorded is the result of Rett research and development activities performed during the respective three month periods ended March 31, 2025 and 2024.

Research and Development Expenses

Research and development expenses were $15.6 million for the three months ended March 31, 2025, compared to $20.7 million for the three months ended March 31, 2024. The $5.1 million decrease was primarily driven by GMP batch activities performed during the three months ended March 31, 2024, which is representative of the intended commercial manufacturing process for TSHA-102 in Rett syndrome. The decrease in expenses was partially offset by higher compensation expenses incurred during the three months ended March 31, 2025 for R&D employees as a result of increased headcount.

General and Administrative Expenses

General and administrative expenses were $8.2 million for the three months ended March 31, 2025, compared to $7.1 million for the three months ended March 31, 2024. The increase of $1.1 million was primarily due higher compensation expenses and increases in legal and professional fees.

Other Income (Expense)

Change in fair value of warrant liability

Change in fair value of warrant liability was a non-cash gain totaling $0.1 million for the three months ended March 31, 2025 related to the SSI Warrants (as defined below). Change in fair value of warrant liability was a non-cash loss totaling $0.3 million for the three months ended March 31, 2024 due to the decrease in the fair value of the common stock underlying the SSI Warrants.

Change in fair value of term loan

We elected the fair value option for the Trinity Term Loan and changes to fair value, other than changes that were directly attributed to instrument-specific credit risk, were recorded as a component of other income (expense). The change in fair value was $1.5 million of expense for the three months ended March 31, 2025 compared to $1.1 million of expense for the three months ended March 31, 2024.

Interest Income

Interest income was $1.3 million for the three months ended March 31, 2025 compared to $1.7 million for the three months ended March 31, 2024. The decrease in income was attributable to lower dividends earned from our money market fund and lower interest earned on our savings account from reduced interest rates year-over-year.

Liquidity and Capital Resources

Overview

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses. As of March 31, 2025, we had cash and cash equivalents of $116.6 million. We have funded our operations primarily through equity financings, raising an aggregate of $671.0 million in gross proceeds from equity financings, including from pre-IPO private placements of convertible preferred stock, our IPO, and subsequent sales of common stock in public and private securities offerings, our term loans and the Astellas Transactions.

On the Trinity Closing Date, we entered into the Trinity Term Loan Agreement. The Trinity Term Loan Agreement provides for, on the Trinity Closing Date, $40.0 million aggregate principal amount of the Trinity Term Loans. We drew the Trinity Term Loans in full on the Trinity Closing Date. The interest rate applicable to the Trinity Term Loans is the greater of (a) the Wall Street Journal Prime Rate plus 4.50% or (b) 12.75% per annum. The Trinity Term Loans are interest only from the Trinity Closing Date through 36 months from the Trinity Closing Date, which may be extended to 48 months from the Trinity Closing Date upon the satisfaction of certain milestones set forth in the Trinity Term Loan Agreement, after which we are required to pay equal monthly installments of principal through November 13, 2028, or the Maturity Date. The Trinity Term Loans may be prepaid in full (i) from the Trinity Closing Date through November 13, 2024, with payment of a 3.00% prepayment premium, (ii) from November 13, 2024 through November 13, 2025, with payment of a 2.00% prepayment premium, and (iii) from November 13, 2025 through, but excluding, the Maturity Date, with payment of a 1.00% prepayment premium. On the Trinity Closing Date, we paid Trinity a commitment fee of 1.00% of the original principal amount of the Trinity Term Loans. Upon repayment in full of the Trinity Term Loans, we will pay Trinity an end of term payment equal to 5.00% of the original principal amount of the Trinity Term Loans.

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

On October 5, 2021, we filed a shelf registration statement on Form S-3 with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants and units or any combination thereof up to a total aggregate offering price of $350.0 million. We also simultaneously entered into a Sales Agreement, or the Sales Agreement, with SVB Leerink LLC and Wells Fargo Securities, LLC, or the Sales Agents, pursuant to which we may issue and sell, from time to time at our discretion, shares of our common stock having an aggregate offering price of up to $150.0 million through the Sales Agents. In March 2022, we amended the Sales Agreement to, among other things, include Goldman Sachs & Co. LLC as an additional Sales Agent. In April 2022, we sold 2,000,000 shares of common stock pursuant to the Sales Agreement and received net proceeds of $11.6 million. No other shares of common stock have been issued and sold pursuant to the Sales Agreement as of March 31, 2025. On December 13, 2024, we filed a new shelf registration statement on Form S-3 following the expiration of our prior registration statement, in relation to the registration of common stock, preferred stock, debt securities, warrants and units or any combination thereof up to a total aggregate offering price of $300.0 million, including up to $100.0 million shares of common stock that may be offered and sold pursuant to the Sales Agreement.

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

On October 26, 2022, we entered into an Underwriting Agreement to issue and sell 14,000,000 shares of our common stock, par value $0.00001 per share, in an underwritten public offering pursuant to effective registration statement on Form S-3 and a related prospectus and prospectus supplement, or the Underwriting Agreement. The offering price to the public was $2.00 per share and the Underwriter purchased the shares from us pursuant to the Underwriting Agreement at a price of $1.88 per share. In addition, we granted the Underwriter an option to purchase, for a period of 30 days, up to an additional 2,100,000 shares of our common stock. The Follow-on Offering closed on October 31, 2022 and we received net proceeds of $26.0 million after deducting underwriting discounts, commissions and offering expenses. On November 10, 2022, the Underwriter exercised their option to purchase an additional 765,226 shares of our common stock and we received net proceeds of $1.4 million after deducting underwriting discounts and commissions.

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

Funding Requirements

To date, we have not generated any revenues from the commercial sale of approved drug products, and we do not expect to generate substantial revenue for at least the next few years. If we fail to complete the development of our product candidates in a timely manner or fail to obtain their regulatory approval, our ability to generate future revenue will be compromised. We do not know when, or if, we will generate any revenue from our product candidates, and we do not expect to generate significant revenue unless and until we obtain regulatory approval of, and commercialize, our product candidates. We reduced spending in 2023 and 2024 as a result of our decision to discontinue development of our GAN clinical program. However, we have increased and expect to continue to increase our research and development and general and administrative expenses, particularly with respect to the Rett clinical trials, for the foreseeable future as we continue the development of our product candidates and manufacturing processes and conduct discovery and research activities for our preclinical programs. If we obtain approval for any of our product candidates, we expect to incur significant commercialization expenses related to sales, marketing, manufacturing and distribution. We anticipate that we will need substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

As of March 31, 2025, our material cash requirements consisted of $27.7 million in total lease payments under our noncancelable leases for equipment, laboratory space and office space. These leases are described in further detail in Note 5 to our unaudited condensed consolidated financial statements located in “Part I – Financial Information, Item 1. Financial Statements” in this Quarterly Report on Form 10-Q. Our most significant purchase commitments consist of approximately $12.0 million in cancellable purchase obligations to our CROs and other clinical trial vendors.

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

Cash Flows

The following table shows a summary of our cash flows for the three months ended March 31, 2025 and 2024 (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(22,020)	$(19,798)
Net cash used in investing activities	(371)	(140)
Net cash used in financing activities	(52)	(22)
Net change in cash, cash equivalents and restricted cash	$(22,443)	$(19,960)

Operating Activities

For the three months ended March 31, 2025, our net cash used in operating activities of $22.0 million primarily consisted of a net loss of $21.5 million, primarily attributable to our spending on research and development expenses. The net loss of $21.5 million was partially offset by adjustments for non-cash items, primarily stock-based compensation expense of $3.3 million and other non-cash items of $0.8 million, net. Additional cash used in operating assets and liabilities of $4.6 million was primarily attributable to deferred revenue million and accrued expenses and other liabilities.

For the three months ended March 31, 2024, our net cash used in operating activities of $19.8 million primarily consisted of a net loss of $24.1 million, primarily attributable to our spending on research and development expenses. The net loss of $24.1 million was partially offset by adjustments for non-cash items, primarily stock-based compensation expense of $3.2 million and other non-cash items of $1.0 million, net. Additional cash provided by operating assets and liabilities was primarily attributable to an increase in accounts payable of $4.0 million which was offset by a decrease in deferred revenue of $3.4 million.

Investing Activities

During the three months ended March 31, 2025, investing activities used $0.4 million of cash primarily attributable to the purchase of lab equipment and computer equipment.

During the three months ended March 31, 2024, investing activities used $0.1 million of cash primarily attributable to the purchase of lab equipment.

Financing Activities

During the three months ended March 31, 2025, financing activities used $0.1 million of cash, which is primarily attributable to payment of shelf registration costs and payment of lease financing obligations which were partially offset by ESPP contributions.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act ), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

In January 2024 and April 2024, the Company was named a nominal defendant in two putative stockholder derivative actions filed by stockholders of the Company in the Court of Chancery of the State of Delaware. The lawsuits have since been consolidated and a lead plaintiff has been appointed. In October 2024, the lead plaintiff filed an amended complaint asserting claims relating to the Company’s August 2023 Private Placement against (i) certain of the Company’s current and former directors and officers for breach of fiduciary duty and unjust enrichment; and (ii) certain participants in the Company’s August 2023 Private Placement for aiding and abetting breach of fiduciary duty and unjust enrichment. The complaints seek an unspecified award of damages in the Company’s favor, plus pre-judgment and post-judgment interest, and an award to the plaintiffs for the costs and disbursement of the action, including fees for their attorneys and experts. The board of directors of the Company has formed a special litigation committee to investigate the claims and allegations in the amended complaint. On January 27, 2025, the court entered an order staying the litigation until June 30, 2025, while the special litigation committee conducts its investigation. On April 30, 2025, the court extended the stay until September 30, 2025. The Company has not recorded a liability related to these lawsuits because, at this time, the Company is unable to reasonably estimate possible losses or gains or determine whether an unfavorable outcome is either probable or remote.

In connection with an investigation captioned In the Matter of Taysha Gene Therapies, Inc. (D-04192), Taysha and certain of its officers and directors received subpoenas in late 2024 from the United States Securities and Exchange Commission (“SEC”) for materials relating to Taysha’s August 2023 PIPE and certain public offerings. Production of materials in response to the subpoenas was completed in April 2025. The SEC investigation is neither a determination that the Company or any individuals have violated any law nor a charge of any wrongdoing.

From time to time, we may be involved in additional legal or regulatory proceedings. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors.

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors described in Part I, Item 1A. “Risk Factors” of our Annual Report for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission on February 26, 2025.

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

Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. For example, The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry.

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

Additionally, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Presidential executive orders, congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the IRA, among other things, (i) directs Health and Human Services, or HHS, to negotiate the price of certain high-expenditure, single-source biologics that have been on the market for at least 11 years covered under Medicare, or the Medicare Drug Price Negotiation Program, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such drugs and biologics under the law, and (ii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions began to take effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon price of the first ten drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. Further, on December 7, 2023, an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act was announced. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We expect that these and other healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved drug. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our drugs. The current Trump administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, Centers for Medicare & Medicaid Services and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions include, for example, directives to reduce agency workforce, program cuts, rescinding a Biden administration executive order tasking the Center for Medicare & Medicaid Innovation to consider new payment and healthcare models to limit drug spending and eliminating the Biden administration’s executive order that directed HHS to establishing an AI task force and developing a strategic plan, directing HHS to lower prescription drug costs for Medicare through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program, and directing certain federal agencies to enforce existing law regarding hospital and plan price transparency and by standardizing prices across hospitals and health plans. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo, the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA.

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

10.1

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

Taysha Gene Therapies, Inc.

Date: May 15, 2025	By:	/s/ Sean Nolan
Sean Nolan
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2025	By:	/s/ Kamran Alam
Kamran Alam
Chief Financial Officer (Principal Financial and Accounting Officer)