Form 10-Q
period 2025-06-30
Taysha Gene Therapies, Inc.
filed 2025-08-12
CIK 1806310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 12, 2025, the registrant had 272,794,885 shares of common stock, $0.00001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Taysha Gene Therapies, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$312,761	$139,036
Restricted cash	449	449
Prepaid expenses and other current assets	3,054	2,645
Total current assets	316,264	142,130
Restricted cash	2,151	2,151
Property, plant and equipment, net	6,957	7,485
Operating lease right-of-use assets	7,773	8,381
Other non-current assets	186	217
Total assets	$333,331	$160,364
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,713	$3,592
Accrued expenses and other current liabilities	12,151	12,862
Deferred revenue	5,485	9,773
Total current liabilities	25,349	26,227
Term loan, net	41,051	43,942
Operating lease liability, net of current portion	16,808	17,361
Other non-current liabilities	1,396	1,309
Total liabilities	84,604	88,839
Commitments and contingencies - Note 13
Stockholders' equity
Preferred stock, $0.00001 par value per share; 10,000,000 shares authorized and no shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock, $0.00001 par value per share; 700,000,000 shares authorized and 272,730,060 issued and outstanding as of June 30, 2025 and 400,000,000 shares authorized and 204,943,306 issued and outstanding as of December 31, 2024	3	2
Additional paid-in capital	900,139	677,859
Accumulated other comprehensive loss	(699)	(4,031)
Accumulated deficit	(650,716)	(602,305)
Total stockholders’ equity	248,727	71,525
Total liabilities and stockholders' equity	$333,331	$160,364

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Taysha Gene Therapies, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$1,986	$1,112	$4,288	$4,523
Operating expenses:
Research and development	20,141	15,073	35,706	35,730
General and administrative	8,598	7,338	16,756	14,422
Total operating expenses	28,739	22,411	52,462	50,152
Loss from operations	(26,753)	(21,299)	(48,174)	(45,629)
Other (expense) income:
Change in fair value of warrant liability	(273)	195	(171)	(142)
Change in fair value of term loan	(1,461)	(1,279)	(2,991)	(2,332)
Interest income	1,859	1,440	3,185	3,133
Interest expense	(17)	(27)	(36)	(56)
Other (expense) income	(237)	42	(224)	37
Total other (expense) income, net	(129)	371	(237)	640
Net loss	$(26,882)	$(20,928)	$(48,411)	$(44,989)
Net loss per common share, basic and diluted	$(0.09)	$(0.09)	$(0.17)	$(0.19)
Weighted average common shares outstanding, basic and diluted	297,988,978	232,821,553	283,726,888	232,035,448

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Taysha Gene Therapies, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(26,882)	$(20,928)	$(48,411)	$(44,989)
Other comprehensive income (loss):
Change in fair value of term loan attributable to instrument specific credit risk	1,587	2,656	3,332	2,405
Comprehensive loss	$(25,295)	$(18,272)	$(45,079)	$(42,584)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Taysha Gene Therapies, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

For the Three Months Ended June 30, 2025

			Additional		Accumulated	Total
	Common Stock		Paid-in	Accumulated	Other	Stockholders'
	Shares	Amount	Capital	Deficit	Comprehensive Loss	Equity
Balance as of March 31, 2025	205,054,570	$2	$681,177	$(623,834)	$(2,286)	$55,059
Stock-based compensation	—	—	3,190	—	—	3,190
Issuance of common stock and pre-funded warrants upon closing of underwritten public offering, net of underwriting discounts and commissions, and other offering costs of $14,323	57,777,777	1	215,651	—	—	215,652
Issuance of common stock upon exercise of pre-funded warrants	9,607,145	—	—	—	—	—
Issuance of common stock upon exercise of stock options, net	93,688	—	121	—	—	121
Issuance of common stock upon vesting and settlement of restricted stock units, net	196,880	—	—	—	—	—
Gain on instrument-specific credit risk	—	—	—	—	1,587	1,587
Net loss	—	—	—	(26,882)	—	(26,882)
Balance as of June 30, 2025	272,730,060	$3	$900,139	$(650,716)	$(699)	$248,727

For the Three Months Ended June 30, 2024

			Additional		Accumulated	Total
	Common Stock		Paid-in	Accumulated	Other	Stockholders'
	Shares	Amount	Capital	Deficit	Comprehensive Loss	Equity
Balance as of March 31, 2024	187,018,275	$2	$591,166	$(537,068)	$(251)	$53,849
Stock-based compensation	—	—	3,332	—	—	3,332
Issuance of common stock and pre-funded warrants upon closing of underwritten public offering, net of underwriting discounts and commissions, and other offering costs of $5,024	14,361,113	—	69,957	—	—	69,957
Issuance of common stock upon vesting and settlement of restricted stock units, net	2,062	—	2	—	—	2
Gain on instrument-specific credit risk	—	—	—	—	2,656	2,656
Net loss	—	—	—	(20,928)	—	(20,928)
Balance as of June 30, 2024	201,381,450	$2	$664,457	$(557,996)	$2,405	$108,868

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Taysha Gene Therapies, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

For the Six Months Ended June 30, 2025

			Additional
	Common Stock		Paid-in	Accumulated	Accumulated Other	Total
	Shares	Amount	Capital	Deficit	Comprehensive Loss	Stockholders' Equity
Balance as of December 31, 2024	204,943,306	$2	$677,859	$(602,305)	$(4,031)	$71,525
Stock-based compensation	—	—	6,484	—	—	6,484
Issuance of common stock and pre-funded warrants upon closing of underwritten public offering, net of underwriting discounts and commissions, and other offering costs of $14,323	57,777,777	1	215,651	—	—	215,652
Issuance of common stock upon exercise of pre-funded warrants	9,607,145	—	—	—		—
Issuance of common stock upon vesting and settlement of restricted stock units, net	249,818	—	(51)	—	—	(51)
Issuance of stock upon exercise of stock options	93,688	—	121	—	—	121
Issuance of common stock under ESPP	58,326	—	75	—	—	75
Gain on instrument-specific credit risk	—	—	—	—	3,332	3,332
Net loss	—	—	—	(48,411)	—	(48,411)
Balance as of June 30, 2025	272,730,060	$3	$900,139	$(650,716)	$(699)	$248,727

For the Six Months Ended June 30, 2024

			Additional			Total
	Common Stock		Paid-in	Accumulated	Accumulated Other	Stockholders'
	Shares	Amount	Capital	Deficit	Comprehensive Loss	Equity
Balance as of December 31, 2023	186,960,193	$2	$587,942	$(513,007)	$—	$74,937
Stock-based compensation	—	—	6,530	—	—	6,530
Issuance of common stock and pre-funded warrants upon closing of underwritten public offering, net of underwriting discounts and commissions, and other offering costs of $5,024	14,361,113	—	69,957	—	—	69,957
Issuance of common stock upon vesting and settlement of restricted stock units, net	11,282		—	—	—	—
Issuance of common stock under ESPP	46,800		26	—	—	26
Issuance of common stock upon exercise of stock options	2,062	—	2	—	—	2
Gain on instrument-specific credit risk	—	—	—	—	2,405	2,405
Net loss	—	—	—	(44,989)	—	(44,989)
Balance as of June 30, 2024	201,381,450	$2	$664,457	$(557,996)	$2,405	$108,868

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Taysha Gene Therapies, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(48,411)	$(44,989)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	560	647
Stock-based compensation	6,484	6,530
Change in fair value of warrant liability	171	142
Non-cash change in fair value of term loan	441	(268)
Non-cash lease expense	647	619
Other	236	1
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(570)	129
Accounts payable	3,921	2,365
Accrued expenses and other liabilities	(1,393)	(1,955)
Deferred revenue	(4,288)	(4,523)
Net cash used in operating activities	(42,202)	(41,302)
Cash flows from investing activities
Purchase of property, plant and equipment	(380)	(341)
Other	71	—
Net cash used in investing activities	(309)	(341)
Cash flows from financing activities
Proceeds from issuance of common stock and pre-funded warrants from underwritten public offering, net of underwriting discounts and sales commissions and other offering costs	216,170	70,481
Debt issuance costs for term loan	—	(18)
Payment of shelf registration costs	(47)	—
Proceeds from common stock issuances under ESPP	75	26
Other	38	(43)
Net cash provided by financing activities	216,236	70,446
Net increase in cash, cash equivalents and restricted cash	173,725	28,803
Cash, cash equivalents and restricted cash at the beginning of the period	141,636	146,540
Cash, cash equivalents and restricted cash at the end of the period	$315,361	$175,343
Cash and cash equivalents	312,761	172,743
Restricted cash	2,600	2,600
Cash, cash equivalents and restricted cash at the end of the period	$315,361	$175,343
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,586	$2,655
Supplemental disclosure of noncash investing and financing activities:
Offering costs not yet paid	411	445

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

Sales Agreement

On October 5, 2021, the Company entered into a Sales Agreement (the “Sales Agreement”) with SVB Securities LLC (f/k/a SVB Leerink LLC) and Wells Fargo Securities, LLC (collectively, the “Sales Agents”), pursuant to which the Company may issue and sell, from time to time in its sole discretion, shares of its common stock having an aggregate offering price of up to $150.0 million through the Sales Agents. In March 2022, the Company amended the Sales Agreement to, among other things, include Goldman Sachs & Co. LLC as an additional Sales Agent. The Sales Agents may sell common stock by any method permitted by law deemed to be an “at-the-market offering” as defined in Rule 415(a)(4) of the Securities Act (the “ATM”), including sales made directly on or through the Nasdaq Global Select Market or any other existing trade market for the common stock, in negotiated transactions at market prices prevailing at the time of sale or at prices related to prevailing market prices, or any other method permitted by law. The Sales Agents are entitled to receive 3.0% of the gross sales price per share of common stock sold under the Sales Agreement. In April 2022, the Company sold 2,000,000 shares of common stock under the Sales Agreement and received $11.6 million in net proceeds. No other shares of common stock have been issued and sold pursuant to the Sales Agreement as of June 30, 2025.

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

On May 28, 2025, the Company notified the Sales Agents that it was suspending and terminating the prospectus (the “ATM Prospectus”) related to up to $100.0 million of the Company’s common stock issuable pursuant to the Sales Agreement. The Company will not make any sales of its securities pursuant to the Sales Agreement unless and until a new prospectus, prospectus supplement or a new registration statement is filed. Other than the termination of the ATM Prospectus, the Sales Agreement remains in full force and effect.

Liquidity and Capital Resources

The Company has incurred operating losses since inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. Losses are expected to continue as the Company continues to invest in its research and development activities. As of June 30, 2025, the Company had an accumulated deficit of $650.7 million. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future.

On May 28, 2025, the Company entered into an underwriting agreement (the “May 2025 Underwriting Agreement”) with Jefferies LLC, BofA Securities, Inc., Piper Sandler & Co. and Barclays Capital Inc, as representatives of the several underwriters set forth therein (collectively, the “Underwriters”), to issue and sell 46,868,687 shares of the Company’s common stock and, in lieu of common stock to certain investors, pre-funded warrants to purchase 25,858,586 shares of its common stock in an underwritten public offering (the “May 2025 Offering”), pursuant to an effective shelf registration statement on Form S-3 and a related prospectus and prospectus supplement. The offering price to the public was $2.75 per share of common stock and $2.749 per pre-funded warrant, which was the price to the public of each share of common stock sold in the May 2025 Offering minus the $0.001 exercise price per pre-funded warrant. The Underwriters purchased the shares and the pre-funded warrants from the Company pursuant to the May 2025 Underwriting Agreement at a price of $2.585 per share and $2.584 per pre-funded warrant, respectively. See Note 10 for additional information. The initial closing of the May 2025 Offering occurred on May 30, 2025. In addition, the Company granted the Underwriters an option to purchase, for a period of 30 days, up to an additional 10,909,090 shares of common stock, which the Underwriters exercised in full on June 6, 2025. The total net proceeds from the May 2025 Offering were approximately $215.6 million, including the proceeds from the Underwriter’s option, after deducting underwriting discounts and commissions and offering expenses.

Future capital requirements will depend on many factors, including the timing and extent of spending on research and development and the market acceptance of the Company’s products. The Company will need to obtain additional financing in order to complete clinical studies and launch and commercialize any product candidates for which it receives regulatory approval. There can be no assurance that such financing will be available or will be on terms acceptable to the Company. As of June 30, 2025, the Company had cash and cash equivalents of $312.8 million, which the Company believes will be sufficient to fund its planned operations for a period of at least twelve months from the date of issuance of these unaudited condensed consolidated financial statements. The Company has based this estimate on assumptions that may prove to be wrong, and its operating plan may change as a result of many factors currently unknown to it. As a result, the Company could deplete its capital resources sooner than it currently expects. The Company expects to finance its future cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances or licensing arrangements. If the Company is unable to obtain funding, the Company would be forced to delay, reduce or eliminate some or all of its research and development programs, preclinical and clinical testing or commercialization efforts, which could adversely affect its business prospects.

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values (in thousands):

	June 30, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents – money market funds	$309,291	$309,291	$—	$—
Total assets	$309,291	$309,291	$—	$—
Liabilities:
Trinity Term Loans	$41,051	$—	$—	$41,051
Success Fee Derivative liability	1,229	—	—	1,229
SSI Warrant liability	609	—	—	609
Total liabilities	$42,889	$—	$—	$42,889

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents – money market funds	$138,308	$138,308	$—	$—
Total assets	$138,308	$138,308	$—	$—
Liabilities:
Trinity Term Loans	$43,942	$—	$—	$43,942
Success Fee Derivative liability	930	—	—	930
SSI Warrant liability	438	—	—	438
Total liabilities	$45,310	$—	$—	$45,310

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

Note 4—Balance Sheet Components

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Prepaid clinical trial	$254	$1,112
Prepaid research and development	1,869	841
Prepaid insurance	241	249
Deferred offering costs	33	135
Other	657	308
Total prepaid expenses and other current assets	$3,054	$2,645

Property, plant and equipment, net consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Leasehold improvements	$2,117	$2,117
Laboratory equipment	3,163	3,130
Computer equipment	699	707
Furniture and fixtures	853	864
Construction in progress	4,224	4,251
	11,056	11,069
Accumulated depreciation	(4,099)	(3,584)
Property, plant and equipment, net	$6,957	$7,485

Property, plant and equipment, net includes $0.5 million and $0.7 million of assets capitalized as finance leases as of June 30, 2025 and December 31, 2024, respectively. During the three and six months ended June 30, 2025, the Company sold equipment with a book value of zero and recorded a gain on the disposal of $0.1 million.

Depreciation expense was $0.3 million for each of the three months ended June 30, 2025 and 2024. Depreciation expense was $0.6 million for each of the six months ended June 30, 2025 and 2024.

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Accrued compensation	$4,095	$5,242
Accrued clinical trial	1,876	1,907
Lease liabilities, current portion	1,738	1,877
Accrued research and development	1,720	1,714
Accrued professional and consulting fees	1,313	725
Warrant liability	609	438
Accrued property, plant and equipment	—	207
Other	800	752
Total accrued expenses and other current liabilities	$12,151	$12,862

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

The Company was not required to provide a security deposit in connection with its entry into the Durham Lease. The Company was responsible for constructing interior improvements within the Facility. The Company was required to place $2.6 million in an escrow account which was to be released when the improvements were substantially complete. In December 2023, the Company entered into an agreement with the landlord whereby the Company agreed to remove specified leasehold improvements which will be funded by the escrowed funds. The escrow funds are recorded as restricted cash on the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024 with $0.5 million recorded in current assets and $2.1 million in noncurrent assets. The Durham Landlord has the right to terminate the Durham Lease upon specified events of default, including the Company’s failure to pay rent in a timely manner and upon the occurrence of certain events of insolvency with respect to the Company.

Summary of all lease costs recognized under ASC 842

The following table summarizes the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the three months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease cost	$666	$675	$1,335	$1,321
Variable lease cost	402	198	741	396
Total lease cost	$1,068	$873	$2,076	$1,717

Supplemental information related to the remaining lease term and discount rate are as follows:

	June 30, 2025	December 31, 2024
Weighted average remaining lease term (in years) – Finance leases	1.39	1.88
Weighted average remaining lease term (in years) – Operating leases	9.61	9.98

Weighted average discount rate – Finance leases	10.54%	10.54%
Weighted average discount rate – Operating leases	7.86%	7.84%

As of June 30, 2025, future minimum commitments under ASC 842 under the Company’s operating and finance leases were as follows (in thousands):

Year Ending December 31,	Operating	Finance
2025	1,474	227
2026	2,485	399
2027	2,577	—
2028	2,673	—
2029	2,779	—
Thereafter	14,284	—
Total lease payments	26,272	626
Less: imputed interest	(8,138)	(47)
Total lease liabilities	$18,134	$579
Lease liabilities, current	1,326	412
Lease liabilities, non-current	16,808	167
Total lease liabilities	$18,134	$579

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

Under the Option Agreement, the Company also granted to Astellas an exclusive option to obtain an exclusive, worldwide, royalty and milestone-bearing right and license (A) to exploit any Rett Product (as defined below), and (B) under any intellectual property rights controlled by Taysha or any of its affiliates with respect to such exploitation (the “Rett Option”). Subject to certain extensions, the Rett Option is exercisable from the Effective Date through a specified period of time following Astellas’ receipt of (i) certain clinical data from the female pediatric trial and (ii) certain specified data with respect to TSHA-102, such data package the “Rett Data Package” and such period, the “Rett Option Period,” related to (i) the product known, as of the Effective Date, as TSHA-102 and any backup products with respect thereto for use in the treatment of Rett syndrome, and (ii) any other gene therapy product for use in the treatment of Rett syndrome that is controlled by Taysha or any of its affiliates or with respect to which the Company or any of its affiliates controls intellectual property rights covering the exploitation thereof (a “Rett Product”). The Company delivered the Rett Data Package to Astellas in mid-2025. Under the Option Agreement, Astellas must decide whether to exercise the Rett Option within 90 days after Astellas’ receipt of the Rett Data Package.

The parties have agreed that, if Astellas exercises the Rett Option, the parties will, for a specified period, negotiate a license agreement in good faith on the terms and conditions outlined in the Option Agreement, including payments by Astellas of a to be determined upfront payment, certain to be determined milestone payments, and certain to be determined royalties on net sales of Rett Products.

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

The Company recognized revenue of $2.0 million and $1.1 million from Rett research and development activities for the three months ended June 30, 2025 and 2024, respectively. The Company recognized revenue of $4.3 million and $4.5 million from Rett research and development activities for the six months ended June 30, 2025 and 2024, respectively.

The Company had $5.5 million of deferred revenue on the condensed consolidated balance sheet as of June 30, 2025 comprised of $5.5 million for the Rett Option. The Company had $9.8 million of deferred revenue on the condensed consolidated balance sheets as of December 31, 2024 comprised of $5.5 million for the Rett Option and $4.3 million of Rett research and development activities.

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

The interest rate applicable to the Trinity Term Loans is the greater of (a) the Wall Street Journal (“WSJ”) Prime Rate plus 4.50% or (b) 12.75% per annum. The Trinity Term Loans are interest only from the Trinity Closing Date through 36 months from the Trinity Closing Date, which may be extended to 48 months from the Trinity Closing Date upon the satisfaction of certain milestones set forth in the Trinity Term Loan Agreement, after which the Company is required to pay equal monthly installments of principal through November 13, 2028 (the “Maturity Date”). As of June 30, 2025, $40.0 million was outstanding on the Term Loan, recorded as Term Loan, net on the condensed consolidated balance sheet.

Future principal debt payments on the Trinity Term Loan Agreement as of June 30, 2025 are as follows (in thousands):

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

The obligations under the Trinity Term Loan Agreement are secured by a perfected security interest in all of the Company’s assets except for certain customarily excluded property pursuant to the terms of the Trinity Term Loan Agreement. There are no financial covenants and no warrants associated with the Trinity Term Loan Agreement. The Trinity Term Loan Agreement contains various covenants that limit the Company’s ability to engage in specified types of transactions without the consent of Trinity and the Trinity Lenders which include, among others, incurring or assuming certain debt; merging, consolidating or acquiring all or substantially all of the capital stock or property of another entity; changing the nature of the Company’s business; changing the Company’s organizational structure or type; licensing, transferring or disposing of certain assets; granting certain types of liens on the Company’s assets; making certain investments; and paying cash dividends. As of June 30, 2025, the Company is in compliance with all covenants of the Trinity Term Loans.

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

The Company remeasured the fair value of the Trinity Term Loans and Success Fee as of June 30, 2025 using a probability-weighted income approach. The Company calculated discounted cash flows of the Trinity Term Loans using a discount rate of 14.74% and adjusted for the probability of various repayment scenarios. The Company calculated the discounted cash flows of the Success Fee liability, using a discount rate of 14.74% then adjusted for the probability of achievement of certain corporate development value-inflection milestones.

The following table reconciles the change in fair value of the Trinity Term Loans during the six months ended June 30, 2025 (in thousands):

Trinity Term Loans
Beginning fair value balance as of January 1, 2025	$43,942
Principal payments	—
Change in fair value reported in statements of operations	441
Change in fair value reported in comprehensive loss	(3,332)
Ending fair value balance as of June 30, 2025	$41,051

The following table reconciles the change in fair value of the Trinity Term Loans during the three months ended June 30, 2025 (in thousands):

Trinity Term Loans
Beginning fair value balance as of April 1, 2025	$42,453
Principal payments	—
Change in fair value reported in statements of operations	185
Change in fair value reported in comprehensive loss	(1,587)
Ending fair value balance as of June 30, 2025	$41,051

During the three and six months ended June 30, 2025, the Company recorded $1.3 million and $2.6 million, respectively, of interest expense within change in fair value of term loans, all of which was paid as of June 30, 2025. During the three and six months ended June 30, 2024, the Company recorded $1.3 million and $2.6 million, respectively, of interest expense within change in fair value of term loans, all of which was paid as of June 30, 2024.

The following table reconciles the change in fair value of the Success Fee liability during the six months ended June 30, 2025 (in thousands):

Success Fee
Beginning fair value balance as of January 1, 2025	$930
Change in fair value of Success Fee	299
Ending fair value balance as of June 30, 2025	$1,229

The following table reconciles the change in fair value of the Success Fee liability during the three months ended June 30, 2025 (in thousands):

Success Fee
Beginning fair value balance as of April 1, 2025	$925
Change in fair value of Success Fee	304
Ending fair value balance as of June 30, 2025	$1,229

On August 7, 2025, the Company entered into the New Trinity Term Loan Agreement (as defined below) and terminated the existing Trinity Term Loan Agreement, as described in more detail in Note 16.

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

In December 2021, a regulatory milestone was triggered in connection with this agreement and therefore the Company recorded $3.0 million within research and development expenses in the consolidated statements of operations for the year ended December 31, 2021. The milestone fee was paid in January 2022 and classified as an investing cash outflow in the consolidated statements of cash flows. No additional milestone payments were triggered in connection with this agreement during the six months ended June 30, 2025.

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

In March 2022, the Company’s clinical trial application, (“CTA”) filing for TSHA-102 for the treatment of Rett Syndrome was approved by Health Canada and therefore triggered a regulatory milestone payment in connection with this agreement. The Company recorded $1.0 million within research and development expenses and classified the payment as an investing cash outflow in the consolidated statements of cash flows. In May 2023, the Company dosed the first patient with TSHA-102 in the Phase 1/2 REVEAL trial evaluating the safety and preliminary efficacy of TSHA-102 in adult patients with Rett syndrome and therefore triggered a milestone payment in connection with the Abeona Rett Agreement. The Company recorded $3.5 million within research and development expenses in the condensed consolidated statements of operations for the year ended December 31, 2023. This milestone fee was paid in August 2023 and classified as an investing cash outflow in the consolidated statements of cash flows for the year ended December 31, 2023. No additional milestone payments were made or triggered in connection with this agreement during the six months ended June 30, 2025.

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

Furthermore, on September 16, 2020, the Company’s stockholders approved the Employee Stock Purchase Plan (“ESPP”), which became effective upon the execution of the underwriting agreement in connection with the IPO. The maximum number of shares of common stock that may be issued under the ESPP will not exceed 362,000 shares of common stock, plus the number of shares of common stock that are automatically added on January 1st of each year for a period of up to ten years, commencing on the first January 1 following the IPO and ending on (and including) January 1, 2030, in an amount equal to the lesser of (i) one percent (1.0%) of the total number of shares of capital stock outstanding on December 31st of the preceding calendar year, and (ii) 724,000 shares of common stock. Pursuant to this provision, on January 1, 2025 the Company increased the number of shares of common stock reserved for issuance under the ESPP by 724,000. The Company has issued an aggregate of 293,689 shares of common stock under the ESPP as of June 30, 2025.

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

The number of shares available for grant under the Company’s incentive plans were as follows:

	New	Inducement
	Plan	Plan	Total
Available for grant - January 1, 2025	701,430	2,999,700	3,701,130
Plan adjustments and amendments	10,247,165	—	10,247,165
Grants	(10,194,976)	(2,295,000)	(12,489,976)
Forfeitures	980,593	1,024,450	2,005,043
Available for grant - June 30, 2025	1,734,212	1,729,150	3,463,362

Stock Options

For the three months ended June 30, 2025, a total of 1,720,984 shares of common stock under the New Plan and the Inducement Plan were awarded with a weighted-average grant date fair value per share of $1.54. For the six months ended June 30, 2025, a total of 9,158,984 shares of common stock under the New Plan and the Inducement Plan were awarded with a weighted-average grant date fair value per share of $1.42. The stock options vest over one to four years and have a ten-year contractual term.

The following weighted-average assumptions were used to estimate the fair value of time-based vesting stock options that were granted during the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Risk-free interest rate	4.03%	4.55%	4.33%	4.04%
Expected dividend yield	—	—	—	—
Expected term (in years)	5.9	5.9	6.0	6.1
Expected volatility	89%	89%	89%	89%

The following table summarizes time-based vesting stock option activity during the six months ended June 30, 2025:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Stock	Exercise	Contractual	Value
	Options	Price	Life (in years)	(in thousands)
Options outstanding at January 1, 2025	16,220,605	$3.29	8.7	$1,967
Options granted	9,158,984	1.86
Exercised	(80,228)	1.39
Options cancelled or forfeited	(1,542,657)	2.00
Options expired	(69,793)	1.71
Outstanding at June 30, 2025	23,686,911	$2.83	8.6	$11,796
Options exercisable at June 30, 2025	7,372,805	$4.85	7.7	$3,915

The aggregate intrinsic value in the above table is calculated as the difference between the fair value of the Company’s common stock at the respective reporting date and the exercise price of the stock options. As of June 30, 2025, the total unrecognized compensation related to unvested stock option awards granted was $22.2 million, which the Company expects to recognize over a weighted-average period of approximately 2.8 years.

Performance Stock Options

In February 2023, the Company issued options to purchase 70,235 shares of common stock to employees under the New Plan that contain performance-based vesting conditions, subject to continued employment through each anniversary and achievement of the performance conditions. The grant date fair value of these awards was not material. During the six months ended June 30, 2025, 1,065 performance-based stock options were exercised. As of June 30, 2025, 57,281 of the shares subject to the performance-based options were vested and outstanding.

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

The Modified Options will vest over 3.0 years. The Company recognized stock-based compensation expense of $0.1 million and $0.3 million for the three and six months ended June 30, 2025, respectively, related to the Modified Options. As of June 30, 2025, the total unrecognized compensation expense related to the Modified Options was $0.5 million, which the Company expects to recognize over a weighted average period of approximately 1.2 years using the accelerated attribution method. During the six months ended June 30, 2025, 12,395 of the Modified Options were exercised. As of June 30, 2025, 1,504,260 of the Modified Options were outstanding, of which 493,157 were vested. No Modified Options vested during the six months ended June 30, 2025.

Restricted Stock Units

For the six months ended June 30, 2025, the Company issued 3,330,992 RSUs under the New Plan. The RSUs are subject to a service-based vesting condition. The service-based RSUs vest over a period of one to four year years. The Company at any time may accelerate the vesting of the RSUs. Such shares are not accounted for as outstanding until they vest.

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

The Company’s RSU activity for the six months ended June 30, 2025 was as follows:

		Weighted
		Average
		Grant Date
	Number	Fair Value
	of Shares	per Share
Nonvested at January 1, 2025	4,549,154	$1.82
Restricted units granted	3,330,992	1.91
Vested	(1,246,218)	1.94
Cancelled or forfeited	(362,750)	2.40
Nonvested at June 30, 2025	6,271,178	$1.81

As of June 30, 2025, there were 1,049,338 vested and unsettled RSU awards with a weighted average grant date fair value of $1.71 per share.

As of June 30, 2025, the total unrecognized compensation cost related to the unvested RSU's was $9.8 million which is expected to be amortized on a straight-line basis over a weighted-average period of approximately 2.9 years.

Employee Stock Purchase Plan

In February 2022, the Company’s board of directors authorized the first offering under the ESPP. Under the ESPP, eligible employees may purchase shares of Taysha common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods. An employee’s payroll deductions under the ESPP are limited to 15% of the employee’s compensation and employees may not purchase more than 1,800 shares of Taysha common stock during any offering period. During each of the three and six months ended June 30, 2025 and 2024, stock-based compensation expense related to the ESPP was not material.

The following table summarizes the total stock-based compensation expense for the stock options, ESPP and RSUs recorded in the condensed consolidated statements of operations for the three and six months ended June 30, 2025 and 2024 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Research and development expense	$1,458	$1,330	$2,882	$2,604
General and administrative expense	1,732	2,002	3,602	3,926
Total	$3,190	$3,332	$6,484	$6,530

Note 10—Warrants

Pre-Funded Warrants

Pre-Funded Warrants Issued in May 2025

On May 28, 2025, the Company entered into the May 2025 Underwriting Agreement with the Underwriters to issue and sell 46,868,687 shares of common stock, and, in lieu of common stock to certain investors, pre-funded warrants to purchase 25,858,586 shares of common stock (the “May 2025 Pre-Funded Warrants”) in the May 2025 Offering. The offering price to the public was $2.75 per share of common stock and $2.749 per May 2025 Pre-Funded Warrant, which was the price to the public of each share of common stock sold in the May 2025 Offering, minus the $0.001 exercise price per May 2025 Pre-Funded Warrant. The Underwriters agreed to purchase the shares and the May 2025 Pre-Funded Warrants from the Company pursuant to the May 2025 Underwriting Agreement at a price of $2.585 per share and $2.584 per May 2025 Pre-Funded Warrant, respectively. The initial closing of the May 2025 Offering occurred on May 30, 2025; no additional May 2025 Pre-Funded Warrants were sold upon the exercise of the Underwriters’ option in June 2025.

Each May 2025 Pre-Funded Warrant has an initial exercise price per share of $0.001, subject to certain adjustments. The May 2025 Pre-Funded Warrants may be exercised at any time until exercised in full, except that a holder will not be entitled to exercise any portion of any pre-funded warrant, which, upon giving effect to such exercise would cause (i) the aggregate number of shares of the Company’s common stock beneficially owned by the holder (together with its affiliates) to exceed 4.99% or 9.99%, as the case may be, of the number of shares of the Company’s common stock outstanding immediately prior to or after giving effect to the exercise, or (ii) the combined voting power of the Company’s securities beneficially owned by the holder (together with its affiliates) to exceed 4.99% or 9.99%, as the case may be, of the combined voting power of all of the Company’s securities then outstanding immediately prior to or after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the pre-funded warrants, subject to such holder’s rights under the May 2025 Pre-Funded Warrant to increase or decrease such percentage to another percentage not in excess of 19.99% upon at least 61 days’ prior notice from such holder to the Company.

The Company concluded that the May 2025 Pre-Funded Warrants meet the criteria for equity classification at issuance and were recorded as a component of stockholders’ equity within additional paid-in capital. The May 2025 Pre-funded Warrants are equity classified because they (i) are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, (ii) are immediately exercisable, (iii) do not embody an obligation for the Company to repurchase its shares, (iv) permit the holders to receive a fixed number of shares of common stock upon exercise, (v) are indexed to the Company’s common stock and (vi) meet the equity classification criteria. In addition, such pre-funded warrants do not provide any guarantee of value or return.

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

The fair value adjustment as of June 30, 2025 was $0.2 million using the Black-Scholes-Merton option pricing model. As of June 30, 2025, 316,667 of the SSI Warrants have vested and are exercisable. No warrants were exercised during the period.

The Company estimated the fair value of the SSI Warrant liability using the following assumptions as of June 30, 2025:

Risk-free interest rate	3.68%
Expected dividend yield	—
Expected term (in years)	3.9
Expected volatility	91%
Market value of common stock (per share)	$2.31

The following table summarizes changes in the Company’s warrant liability during the six months ended June 30, 2025 (in thousands):

Warrant Liability
Balance at January 1, 2025	$438
Change in fair value	171
Balance at June 30, 2025	$609

Note 11—Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Since the Company had a net loss in all periods presented, basic and diluted net loss per common share are the same.

In accordance with ASC 260, Earnings Per Share, shares issuable for little to no cash consideration should be included in the number of outstanding shares used to calculate basic loss per share as long as all conditions necessary for exercise are met. The 2023 Pre-Funded Warrants, the June 2024 Pre-Funded Warrants and the May 2025 Pre-Funded Warrants are therefore included as outstanding shares as of June 30, 2025 to calculate the weighted average number of shares outstanding to calculate basic loss per share.

The following table represents the calculation of basic and diluted net loss per common share for the three and six months ended June 30, 2025 and 2024, respectively (in thousands, except share and per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(26,882)	$(20,928)	$(48,411)	$(44,989)
Weighted-average shares of common stock outstanding used to compute net loss per common share, basic and diluted	297,988,978	232,821,553	283,726,888	232,035,448
Net loss per common share, basic and diluted	$(0.09)	$(0.09)	$(0.17)	$(0.19)

The following common stock equivalents outstanding as of June 30, 2025 and 2024 were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti‑dilutive:

	June 30, 2025	June 30, 2024
Unvested RSUs	6,271,178	4,631,935
Stock options	25,248,452	16,151,088
SSI Warrants	316,667	316,667
Total	31,836,297	21,099,690

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

As of June 30, 2025, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2024.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes significant changes, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to certain aspects of the international tax framework and the restoration of favorable tax treatment for certain business expense provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently assessing its impact on its consolidated financial statements.

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

Commitments

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its directors, officers, employees, licensors, suppliers and service providers. The Company’s maximum exposure under these arrangements is unknown at June 30, 2025. The Company does not anticipate recognizing any significant losses relating to these arrangements.

Note 14 – Retirement Plan

In July 2021, the Company adopted a 401(k) retirement savings plan that provides retirement benefits to all full-time employees. Eligible employees may contribute a percentage of their annual compensation, subject to Internal Revenue Service limitations. The Company contributed $0.1 million to the 401(k) retirement savings plan for each of the three months ended June 30, 2025 and 2024. The Company contributed $0.3 million to the 401(k) retirement savings plan for each of the six months ended June 30, 2025 and 2024.

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

The following table presents significant segment expenses for the three and six months ended June 30, 2025 and 2024 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$1,986	$1,112	$4,288	$4,523
Less:
Research and development program expense
Program expense	8,373	5,288	12,371	15,486
Consultants and contractors expense	3,263	3,246	6,472	8,094
Compensation expense	10,850	9,142	22,120	17,424
Other segment expense(a)	6,382	4,364	11,736	8,508
Consolidated net loss	$(26,882)	$(20,928)	$(48,411)	$(44,989)

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

Note 16 – Subsequent Events

On August 7, 2025 (the “Trinity Refinance Date”), the Company entered into a Loan and Security Agreement (the “New Trinity Term Loan Agreement”), by and among the Company, the lenders party thereto from time to time (the “New Trinity Lenders”) and Trinity Capital Inc., as administrative agent and collateral agent for the New Trinity Lenders (“Trinity”). The New Trinity Term Loan Agreement provides for (i) on the Trinity Refinance Date, $50.0 million aggregate principal amount of term loans (“Tranche A”), (ii) from the Trinity Refinance Date until March 31, 2028 an additional $25.0 million term loan facility contingent on delivering evidence satisfactory to Trinity that the Company has submitted a biologics license application (“BLA”) to the FDA for TSHA-102 in Rett Syndrome (“Tranche B”), (iii) from the Trinity Refinance Date until March 31, 2029, an additional $25.0 million term loan facility contingent on delivering evidence satisfactory to Trinity that the Company has received BLA approval from the FDA for TSHA-102 in Rett Syndrome (collectively, the “New Trinity Term Loans”). The Company drew $50.0 million in term loans on the Trinity Refinance Date. The existing Trinity Term Loan Agreement was terminated and the existing Trinity Term Loans were repaid concurrently with entry into the New Trinity Term Loan Agreement and the draw of Tranche A.

The interest rate applicable to the New Trinity Term Loans is the greater of (a) the WSJ Prime Rate plus 4.00% or (b) 11.50% per annum. The New Trinity Term Loans are interest only from the Trinity Refinance Date through 48 months from the Trinity Refinance Date, which may be extended to 60 months from the Trinity Refinance Date upon the satisfaction of certain milestones set forth in the New Trinity Term Loan Agreement, after which the Company is required to pay equal monthly installments of principal through August 1, 2030 (the “New Maturity Date”).

On the Trinity Refinance Date, the Company paid a commitment fee of $100,000 to Trinity. Upon any future draw of New Trinity Term Loans, the Company is required to pay an additional commitment fee of 1.00% of the aggregate principal amount of such New Trinity Term Loans.

The New Trinity Term Loans may be prepaid in full (i) from the Trinity Refinance Date through August 7, 2026, with payment of a 3.00% prepayment premium, (ii) from August 8, 2026 through August 7, 2027, with payment of a 2.00% prepayment premium, and (iii) from August 8, 2027 through, but excluding, the New Maturity Date, with payment of a 1.00% prepayment premium. Upon repayment in full of the New Trinity Term Loans, the Company will pay to Trinity an end of term payment equal to 5.00% of the original principal amount of the New Trinity Term Loans.

In connection with the New Trinity Term Loan Agreement, the Company entered into a Success Fee Agreement with Trinity which specifies the terms regarding a fee in the amount of $500,000 plus 5% of the principal amount of the funded New Trinity Term Loans under Tranche B (the “New Success Fee”). The New Success Fee is payable upon the achievement of certain corporate development value-inflection milestones. The New Success Fee survives the termination of the New Trinity Term Loans and expires on the earlier of ten years from the Trinity Refinance Date, or payment in full in cash of the New Success Fee.

The obligations under the New Trinity Term Loan Agreement are secured by a perfected security interest in all of the Company’s assets except for certain customarily excluded property pursuant to the terms of the New Trinity Term Loan Agreement. There are no financial or minimum cash balance covenants and no warrants associated with the New Trinity Term Loan Agreement. The New Trinity Term Loan Agreement contains various covenants that limit the Company’s ability to engage in specified types of transactions without the consent of Trinity and the New Trinity Lenders which include, among others, incurring or assuming certain debt; merging, consolidating or acquiring all or substantially all of the capital stock or property of another entity; changing the nature of the Company’s business; changing the Company’s organizational structure or type; licensing, transferring or disposing of certain assets; granting certain types of liens on the Company’s assets; making certain investments; and paying cash dividends.

The New Trinity Term Loan Agreement contains customary representations and warranties, affirmative and negative covenants and events of default, including payment default, breach of covenants, change of control, and material adverse effects. Upon the occurrence of an event of default, a default interest rate of an additional 5.00% per annum may be applied to the outstanding loan balances, and the New Trinity Lenders may declare all outstanding obligations immediately due and payable and exercise all of its rights and remedies as set forth in the New Trinity Term Loan Agreement and under applicable law.

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

We are evaluating TSHA-102 for the treatment of females with Rett syndrome in our REVEAL clinical trials. The clinical trials are divided into two parts – Part A and Part B.

Part A includes the REVEAL Phase 1/2 Adolescent and Adult Trial, which is a first-in-human, open-label, randomized, dose-escalation and dose-expansion study evaluating the safety and preliminary efficacy of TSHA-102 as a single lumbar intrathecal administration in adolescent and adult females aged 12 years and older with Rett syndrome due to MECP2 loss-of-function mutation. The trial is taking place in Canada and the United States. A total of six participants aged 15 to 21 years were treated with TSHA-102 in this study, and enrollment for this trial is complete. Part A also includes the REVEAL Phase 1/2 Pediatric Trial, which is a first-in-human, open-label, randomized, dose-escalation and dose-expansion study evaluating the safety and preliminary efficacy of TSHA-102 as a single lumbar intrathecal administration in pediatric females aged 5 to 8 years with Rett syndrome due to MECP2 loss-of-function mutation. The trial is taking place in the United States, Canada and the United Kingdom. A total of six participants aged 6 to 8 years were treated with TSHA-102 in this study, and enrollment for this trial is also complete.

We have completed dosing of the 12 patients in Part A of both REVEAL trials, which includes eight patients in cohort two (high dose, 1x1015 total vg) and four patients in cohort one (low dose, 5.7x1014 total vg). As of the August 4, 2025 data cutoff, TSHA-102 continues to be generally well tolerated with no treatment-related serious adverse events, or SAEs, or dose-limiting toxicities, or DLTs, in the 12 patients dosed in Part A of the REVEAL trials. We plan to report new supplemental REVEAL Part A clinical data in the fourth quarter of 2025.

Part B is the pivotal phase of the trial, which includes the REVEAL Part B pivotal trial, a single-arm, open-label study evaluating the efficacy and safety of TSHA-102 in females with Rett syndrome, with each patient serving as their own control. Each participant will receive a single administration of the high dose (1x1015 total vg) of TSHA-102 delivered by lumbar intrathecal injection. The study will enroll 15 females aged 6 to <22 years in the developmental plateau population of Rett syndrome; these patients have an exceedingly low likelihood (0% to <6.7%) of gaining new or regaining developmental milestones that were lost after a defined number of years, based on our analysis of the NIH-funded International Rett Syndrome Foundation’s natural history study data. The primary endpoint will assess response rate, defined as the percentage of patients who gain or regain ≥ one developmental milestone from a list of 28 defined milestones across the core functional domains of communication, fine motor and gross motor, following TSHA-102. We have commenced site activation for the REVEAL pivotal trial evaluating TSHA-102, and patient enrollment is expected to begin in the fourth quarter of 2025.

We are also planning a safety-focused study evaluating the safety and preliminary efficacy of TSHA-102 in the pre-developmental plateau population (aged 2 to <6 years) of females with Rett syndrome, who are in ongoing development. With the goal of enabling treatment across a broad population of patients with Rett syndrome, efficacy data will be extrapolated from the REVEAL pivotal trial evaluating TSHA-102 in the developmental plateau population.

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

We have a limited operating history. Since our inception, our operations have focused on organizing and staffing our company, business planning, raising capital and entering into collaboration agreements for conducting preclinical and clinical development activities for our product candidates. Our lead product candidate is still in the clinical stage. We do not have any product candidates approved for sale and have not generated any revenue from product sales. Through June 30, 2025, we have funded our operations primarily through: (i) the sale of equity, raising an aggregate of $901.0 million of gross proceeds from our initial public offering, or the IPO, sales of common stock pursuant to our Sales Agreement (as defined below), our October 2022 follow-on offering, our 2023 private placement, our June 2024 Offering (as defined below) and our May 2025 Offering (as defined below); (ii) pre-IPO private placements of our convertible preferred stock; (iii) our Term Loan Agreement (as defined below) and subsequently the Trinity Term Loan Agreement (as defined below); and (iv) the Astellas Transactions.

On November 13, 2023, or the Trinity Closing Date, we entered into a Loan and Security Agreement, or the Trinity Term Loan Agreement, by and among us, the lenders party thereto from time to time, or the Trinity Lenders, and Trinity Capital Inc., as administrative agent and collateral agent for the Trinity Lenders, or Trinity. The Trinity Term Loan Agreement provided for, on the

Trinity Closing Date, $40.0 million aggregate principal amount of term loans, or, collectively, the Trinity Term Loans. We drew the Trinity Term Loans in full on the Trinity Closing Date. The proceeds of the Trinity Term Loans were used to repay our obligations under the Loan and Security Agreement, or the Term Loan Agreement, with the lenders party thereto from time to time, or the Lenders, and Silicon Valley Bank, as administrative agent and collateral agent for the Lenders, or the Agent, in full. The Term Loan Agreement with Silicon Valley Bank was terminated concurrently with entry into the Trinity Term Loan Agreement. On August 7, 2025, we entered into the New Trinity Term Loan Agreement (as defined below) with the New Trinity Lenders (as defined below). We drew $50.0 million in term loans on the Trinity Refinance Date (as defined below). The existing Trinity Term Loan Agreement with the Trinity Lenders was terminated and the existing Trinity Term Loans were repaid in full concurrently with entry into the New Trinity Term Loans. See “—Recent Developments”.

Since our inception, we have incurred significant operating losses. Our net losses were $48.4 million for the six months ended June 30, 2025. As of June 30, 2025, we had an accumulated deficit of $650.7 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

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

Clinical and Regulatory Update on TSHA-102

On May 28, 2025, we announced new clinical data from Part A of the REVEAL Phase 1/2 Adolescent/Adult and Pediatric trials evaluating TSHA-102 in Rett syndrome, as well as key elements of the planned REVEAL pivotal Part B trial design for TSHA-102 following written alignment from the FDA. The alignment reached with the FDA was supported by our analysis of the longitudinal Rett syndrome natural history study, or NHS, data from the International Rett Syndrome Foundation, or IRSF, as well as clinical data from the ongoing REVEAL Phase 1/2 trials. Subsequently, on August 12, 2025, we announced that we commenced site activation activities for the REVEAL pivotal part B trial in accordance with previously aligned upon key design elements, following receipt of a No Objection Letter, or NOL, from Health Canada and feedback from the FDA. As a result, we anticipate beginning patient enrollment for the pivotal trial in the fourth quarter of 2025.

Natural History Study

The NHS dataset from the IRSF contains data from approximately 1,100 females with confirmed Rett syndrome diagnosis and has up to 14 years of follow-up data. The NHS captures longitudinal data examining the gain, loss, and regain of developmental milestones across core functional domains of Rett syndrome: communication, fine motor function and gross motor function. According to independent third-party caregiver research, these functional skills and activities of daily living are highly important to caregivers of girls with Rett syndrome.

We leveraged a cohort of approximately 1,100 females with up to 14 years of follow up that met our REVEAL trial criteria to develop age- and time-based cumulative incidence curves that demonstrate the incidence of gaining a new milestone or regaining a milestone that was previously lost. The cumulative incidence models demonstrated distinct age-and time-based trends in developmental milestone acquisition that strengthened our understanding of the longitudinal disease progression in Rett syndrome, substantiated the disease-modifying potential of TSHA-102 and informed our discussions with the FDA on the proposed pivotal trial design for TSHA-102.

The NHS cumulative incidence models demonstrated that patients of six years of age or greater have reached a developmental plateau, with an exceedingly low (ranging from 0% to <6.7%) likelihood of gaining new developmental milestones and regaining developmental milestones that were lost after a defined number of years. We leveraged these findings to establish the developmental plateau population of patients who are six or more years of age.

These models of developmental milestone NHS data informed our discussion with the FDA on our proposed pivotal trial design for TSHA-102. We believe the NHS models provide a data-driven, objective approach to assessing clinically meaningful functional gains in a single-arm trial.

Regulatory Update and Pivotal Part B Trial Design

On May 28, 2025, we announced that we obtained written alignment from the FDA on key elements of our pivotal Part B REVEAL clinical trial design, following formal discussions enabled by the Regenerative Medicine Advanced Therapy, or RMAT, mechanism. Per guidance from the FDA, we submitted our IND application amendment to the FDA and CTA amendment to Health Canada in the second quarter of 2025. Taysha commenced site activation activities for the REVEAL pivotal trial in accordance with previously aligned upon key design elements, following receipt of a NOL from Health Canada and feedback from the FDA. We anticipate beginning patient enrollment for the REVEAL pivotal trial in the fourth quarter of 2025.

The REVEAL pivotal trial is a single-arm, open-label trial that will enroll 15 females aged 6 to <22 years who are in the developmental plateau population of Rett syndrome. Each patient will serve as their own control, and the primary endpoint will assess response rate, defined as the percentage of patients who gain or regain ≥ one developmental milestone from a list of 28 defined milestones across the core functional domains of communication, fine motor and gross motor, following TSHA-102. Standardized milestone assessments will be administered and captured on video at pre- and post-treatment timepoints. Video-evidenced determination of milestone gain/regain will be determined by independent, blinded central raters based on prespecified definitions of achievement for each milestone.

The following 28 developmental milestones are being evaluated in the REVEAL pivotal Part B trial as part of the primary endpoint. These 28 developmental milestones from the NHS dataset were selected based on our caregiver research that demonstrated these milestones would reflect meaningful functional gains and are closely linked to activities of daily living, and based on our cumulative incidence models of the NHS data that demonstrated these milestones have a 0% to <6.7% likelihood of being achieved in the untreated population of females with Rett syndrome aged six years and older. The 28 developmental milestones are depicted in the chart below:

Key secondary endpoints in the REVEAL pivotal trial include the average number of total developmental milestones gained or regained per patient following TSHA-102, as well as clinician-assessed outcome measures, including the Revised Motor Behavior Assessment, or R-MBA, and Clinician Global Impression – Improvement, or CGI-I. We plan to perform a 12-month primary analysis and a 6-month interim analysis.

We also obtained written alignment from the FDA on an extrapolation approach in a separate safety-focused study, which is planned in addition to the REVEAL pivotal trial. The study will evaluate the safety and preliminary efficacy of TSHA-102 in females aged 2 to <6 years who are in the pre-developmental plateau population of Rett syndrome. Efficacy will be extrapolated from the REVEAL pivotal trial. This approach is intended to enable access across a broad population of patients with Rett syndrome.

Clinical Data from Part A of Ongoing REVEAL Phase 1/2 Adolescent/Adult and Pediatric Trials

The clinical trial efficacy data is based on the May 19, 2025, data cutoff, and included a total of 10 females with Rett syndrome (high dose, N=6; low dose, N=4) aged 6-21 years at dosing treated with the high dose (1x1015 total vg) or low dose (5.7x1014 total vg) of TSHA-102. In both clinical trials, 100% of the pediatric, adolescent and adult patients gained or regained one or more defined developmental milestone across the core functional domains of communication, fine motor function, and gross motor function post-TSHA-102 administration, with an approximately 0% likelihood of being achieved without treatment based on natural history data. The developmental milestone gains and regains were determined by multiple independent, central raters, who evaluated functional skills through video evidence at baseline and post-treatment, against predefined binary criteria.

Milestones achieved post TSHA-102 treatment for all 10 patients are depicted in the chart below:

A total of 22 developmental milestones were achieved across the 10 patients. Developmental milestones were achieved early post-TSHA-102 administration, with new gains/regains demonstrated over time. The high dose cohort achieved a 100% responder rate 25% faster than the low dose cohort, supporting the accelerated functional benefit observed with the high dose.

A summary of the developmental milestones that were gained or regained in the REVEAL trials across the core functional domains of Rett syndrome post-TSHA-102 treatment is summarized in the chart below:

The high dose cohort consistently outperformed the low dose cohort in Part A of the REVEAL trials across multiple outcome measures. Specifically, improvements were observed across multiple clinician-assessed outcome measures, including R-MBA, and CGI-I, which corroborated the developmental milestone gains/regains demonstrated post-TSHA-102.

Patients demonstrated a statistically significant mean R-MBA score improvement post-TSHA-102 administration compared to natural history data at both six- and 12-months post-treatment. The improvement in R-MBA score at six- and 12-months post-treatment is depicted in the graphs below:

TSHA-102 also demonstrated early global improvement, with dose-dependent effects deepening over time, in CGI-I. The high dose cohort consistently outperformed the low dose cohort in CGI-I at the comparable time points of three months, six months and nine months post-treatment. The CGI-I score improvement for both cohorts are summarized in the below table:

The high dose cohort continually outperformed the low dose cohort across key outcome measures six months post-treatment, with dose-dependent effects deepening over time at nine months or greater post-treatment. A summary of the dose-dependent effects is depicted in the chart below:

R-MBA mean score change post-TSHA-102 is relative to baseline; lower score=improvement from baseline

In both the high dose and low dose cohorts of the TSHA-102 REVEAL clinical trials, TSHA-102 was generally well tolerated with no treatment-related serious adverse events, or SAEs, or dose limiting toxicities, or DLTs, as of the August 4, 2025 data cutoff for 12 patients aged 6-21 years (high dose, N=8; low dose, N=4).

Detailed safety data from the May 20, 2025 data cutoff for 12 patients aged 6-21 years (high dose, N=8; low dose, N=4) are detailed below. The treatment-emergent adverse events, or AEs, related to TSHA-102 were mild to moderate in severity. In addition, seizures have generally been well controlled following TSHA-102 administration. The number of adverse events across 12 pediatric, adolescent and adult patients is summarized in the table below:

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

On April 2, 2020, we amended the UT Southwestern Agreement to include the addition of another licensed product and certain indications, and a right of first refusal to us over certain patient dosing patents. No additional consideration was transferred in connection with this amendment. In March 2022, we and UT Southwestern mutually agreed to revise the payment schedules and current performance expectations of the current sponsored research agreements under the UT Southwestern Agreement and defer payments by fifteen months. In December 2023, we and UT Southwestern mutually agreed to terminate specific sponsored research agreements. There are no outstanding payments due for these terminated programs as of June 30, 2025.

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

In December 2021, our CTA filing for TSHA-118 for the treatment of CLN1 disease was approved by Health Canada and therefore triggered a $3.0 million regulatory milestone payment in connection with the Abeona CLN1 Agreement. No additional milestone payments were made or triggered during the six months ended June 30, 2025.

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

In March 2022, our CTA filing for TSHA-102 for the treatment of Rett Syndrome was approved by Health Canada and therefore triggered a regulatory milestone payment of $1.0 million in connection with the Rett Agreement. In May 2023, we dosed the first patient with TSHA-102 in the Phase 1/2 REVEAL trial evaluating the safety and preliminary efficacy of TSHA-102 in adult patients with Rett syndrome and therefore triggered a milestone payment of $3.5 million in connection with the Rett Agreement, which was paid in August 2023. No additional milestone payments were made during the six months ended June 30, 2025.

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

TSHA-102 Rett Syndrome

Under the Option Agreement, we also granted to Astellas an exclusive option to obtain an exclusive, worldwide, royalty and milestone-bearing right and license (A) to Exploit any Rett Product (as defined below), and (B) under any intellectual property rights controlled by us or any of our affiliates with respect to such Exploitation, or the Rett Option. Subject to certain extensions, the Rett Option is exercisable from the Effective Date through a specified period of time following Astellas’ receipt of (1) certain clinical data from the female pediatric trial and (2) certain specified data with respect to TSHA-102, such data package the “Rett Data Package” and such period the Rett Option Period, related to (i) the product known, as of the Effective Date, as TSHA-102 and any backup products with respect thereto for use in the treatment of Rett syndrome, and (ii) any other gene therapy product for use in the treatment of Rett syndrome that is controlled by us or any of our affiliates or with respect to which we or any of our affiliates controls intellectual property rights covering the Exploitation thereof, or a Rett Product. We delivered the Rett Data Package to Astellas in mid-2025. Under the Option Agreement, Astellas must decide whether to exercise the Rett Option within 90 days after Astellas’ receipt of the Rett Data Package.

The parties have agreed that, if Astellas exercises the Rett Option, the parties will, for a specified period, negotiate a license agreement in good faith on the terms and conditions outlined in the Option Agreement, including payments by Astellas of a to-be-determined upfront payment, certain to-be-determined milestone payments, and certain to-be-determined royalties on net sales of Rett Products.

Recent Developments

On August 7, 2025, or the Trinity Refinance Date, we entered into a Loan and Security Agreement, or the New Trinity Term Loan Agreement, by and among us, the lenders party thereto from time to time, or the New Trinity Lenders, and Trinity Capital Inc., as administrative agent and collateral agent for the New Trinity Lenders, or Trinity. The New Trinity Term Loan Agreement provides for (i) on the Trinity Refinance Date, $50.0 million aggregate principal amount of term loans, or Tranche A (ii) from the Trinity Refinance Date until March 31, 2028 an additional $25.0 million term loan facility contingent on delivering evidence satisfactory to Trinity that we have submitted a biologics license application, or BLA, acceptance to the FDA for TSHA-102 in Rett Syndrome, or Tranche B, (iii) from the Trinity Refinance Date until March 31, 2029, an additional $25.0 million term loan facility contingent on delivering evidence satisfactory to Trinity that we have received BLA approval from the FDA for TSHA-102 in Rett Syndrome (collectively, the “New Trinity Term Loans”). We drew $50.0 million in term loans on the Trinity Refinance Date. The existing

Trinity Term Loan Agreement was terminated and the existing Trinity Term Loans were repaid concurrently with entry into the New Trinity Term Loan Agreement and the draw of Tranche A.

The interest rate applicable to the New Trinity Term Loans is the greater of (a) the WSJ Prime Rate plus 4.00% or (b) 11.50% per annum. The New Trinity Term Loans are interest only from the Trinity Refinance Date through 48 months from the Trinity Refinance Date, which may be extended to 60 months from the Trinity Refinance Date upon the satisfaction of certain milestones set forth in the New Trinity Term Loan Agreement, after which we are required to pay equal monthly installments of principal through August 1, 2030, or the New Maturity Date.

On the Trinity Refinance Date, we paid a commitment fee of $100,000 to Trinity. Upon any future draw of New Trinity Term Loans, we are required to pay an additional commitment fee of 1.00% of the aggregate principal amount of such New Trinity Term Loans.

The New Trinity Term Loans may be prepaid in full (i) from the Trinity Refinance Date through August 7, 2026, with payment of a 3.00% prepayment premium, (ii) from August 8, 2026 through August 7, 2027, with payment of a 2.00% prepayment premium, and (iii) from August 8, 2027 through, but excluding, the New Maturity Date, with payment of a 1.00% prepayment premium. Upon repayment in full of the New Trinity Term Loans, we will pay to Trinity an end of term payment equal to 5.00% of the original principal amount of the New Trinity Term Loans.

In connection with the New Trinity Term Loan Agreement, we entered into a Success Fee Agreement with Trinity which specifies the terms regarding a fee in the amount of $500,000 plus 5% of the principal amount of the funded New Trinity Term Loans under Tranche B, or the New Success Fee. The New Success Fee is payable upon the achievement of certain corporate development value-inflection milestones. The New Success Fee survives the termination of the New Trinity Term Loans and expires on the earlier of ten years from the Trinity Refinance Date, or payment in full in cash of the New Success Fee.

The obligations under the New Trinity Term Loan Agreement are secured by a perfected security interest in all of our assets except for certain customarily excluded property pursuant to the terms of the New Trinity Term Loan Agreement. There are no financial covenants and no warrants associated with the New Trinity Term Loan Agreement. The New Trinity Term Loan Agreement contains various covenants that limit our ability to engage in specified types of transactions without the consent of Trinity and the New Trinity Lenders which include, among others, incurring or assuming certain debt; merging, consolidating or acquiring all or substantially all of the capital stock or property of another entity; changing the nature of our business; changing our organizational structure or type; licensing, transferring or disposing of certain assets; granting certain types of liens on our assets; making certain investments; and paying cash dividends.

The New Trinity Term Loan Agreement contains customary representations and warranties, affirmative and negative covenants and events of default, including payment default, breach of covenants, change of control, and material adverse effects. Upon the occurrence of an event of default, a default interest rate of an additional 5.00% per annum may be applied to the outstanding loan balances, and the New Trinity Lenders may declare all outstanding obligations immediately due and payable and exercise all of its rights and remedies as set forth in the New Trinity Term Loan Agreement and under applicable law.

Components of Results of Operations

Revenue

Revenue for the six months ended June 30, 2025 and 2024 was derived from the Astellas Transactions. We recognize revenue as research and development activities related to our Rett program are performed. Revenue related to the material rights associated with the Rett Option and must be recognized at a point in time when the option is exercised or the option period expires.

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

Results of Operations

Results of Operations for the Three Months ended June 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended June 30, 2025 and 2024 (in thousands):

	For the Three Months Ended June 30,
	2025	2024
Revenue	$1,986	$1,112
Operating expenses:
Research and development	20,141	15,073
General and administrative	8,598	7,338
Total operating expenses	28,739	22,411
Loss from operations	(26,753)	(21,299)
Other income (expense):
Change in fair value of warrant liability	(273)	195
Change in fair value of term loan	(1,461)	(1,279)
Interest income	1,859	1,440
Interest expense	(17)	(27)
Other (expense) income	(237)	42
Total other income (expense), net	(129)	371
Net loss	$(26,882)	$(20,928)

Revenue

Revenue related to the Astellas Transactions was $2.0 million for the three months ended June 30, 2025, compared to $1.1 million for the three months ended June 30, 2024. The revenue recorded is the result of Rett research and development activities performed during the respective three month periods ended June 30, 2025 and 2024.

Research and Development Expenses

Research and development expenses were $20.1 million for the three months ended June 30, 2025, compared to $15.1 million for the three months ended June 30, 2024. The $5.0 million increase was primarily driven by BLA-enabling process performance qualification manufacturing initiatives, clinical trial activities and higher compensation expenses during the three months ended June 30, 2025.

General and Administrative Expenses

General and administrative expenses were $8.6 million for the three months ended June 30, 2025, compared to $7.3 million for the three months ended June 30, 2024. The increase of $1.3 million was primarily due increases in legal and professional fees.

Other Income (Expense)

Change in fair value of warrant liability

Change in fair value of warrant liability was a non-cash expense totaling $0.3 million for the three months ended June 30, 2025 related to the SSI Warrants (as defined below). Change in fair value of warrant liability was a non-cash gain totaling $0.2 million for the three months ended June 30, 2024 due to the increase in the fair value of the common stock underlying the SSI Warrants.

Change in fair value of term loan

We elected the fair value option for the Trinity Term Loan and changes to fair value, other than changes that were directly attributed to instrument-specific credit risk, were recorded as a component of other income (expense). The change in fair value was $1.5 million of expense for the three months ended June 30, 2025 compared to $1.3 million of expense for the three months ended June 30, 2024.

Interest Income

Interest income was $1.9 million for the three months ended June 30, 2025 compared to $1.4 million for the three months ended June 30, 2024. The increase in income was attributable to higher dividends earned from our money market fund and higher interest earned on our savings account due to the May 2025 financing proceeds.

Results of Operations for the Six Months ended June 30, 2025 and 2024

The following table summarizes our results of operations for the six months ended June 30, 2025 and 2024 (in thousands):

	For the Six Months Ended June 30,
	2025	2024
Revenue	$4,288	$4,523
Operating expenses:
Research and development	35,706	35,730
General and administrative	16,756	14,422
Total operating expenses	52,462	50,152
Loss from operations	(48,174)	(45,629)
Other (expense) income:
Change in fair value of warrant liability	(171)	(142)
Change in fair value of term loan	(2,991)	(2,332)
Interest income	3,185	3,133
Interest expense	(36)	(56)
Other (expense) income	(224)	37
Total other (expense) income, net	(237)	640
Net loss	$(48,411)	$(44,989)

Revenue

Revenue related to the Astellas Transactions was $4.3 million for the six months ended June 30, 2025, compared to $4.5 million for the three months ended June 30, 2024. The revenue recorded is the result of Rett research and development activities performed during the respective six month periods ended June 30, 2025 and 2024.

Research and Development Expenses

Research and development expenses were $35.7 million for each of the six months ended June 30, 2025 and 2024, respectively. Compensation expenses increased during the six months ended June 30, 2025 as a result of higher research and development headcount. Clinical trial expenses also increased during the six months ended June 30, 2025 due to ongoing clinical trial efforts in the Rett REVEAL adult and pediatric studies. The increases in compensation and clinical trial expenses for the six months ended June 30, 2025 were offset by lower GMP manufacturing expenses and other research and development expenses as compared to the six months ended June 30, 2024.

General and Administrative Expenses

General and administrative expenses were $16.8 million for the six months ended June 30, 2025, compared to $14.4 million for the six months ended June 30, 2024. The increase of $2.4 million was primarily due to increases in legal and professional fees.

Other Income (Expense)

Change in fair value of warrant liability

Change in fair value of warrant liability was a non-cash loss totaling $0.2 million for the six months ended June 30, 2025 related to the SSI Warrants (as defined below). Change in fair value of warrant liability was a non-cash loss totaling $0.1 million for the six months ended June 30, 2024.

Change in fair value of term loan

We elected the fair value option for the Trinity Term Loan and changes to fair value, other than changes that were directly attributed to instrument-specific credit risk, were recorded as a component of other income (expense). The change in fair value was $3.0 million of expense for the six months ended June 30, 2025 compared to $2.3 million of expense for the six months ended June 30, 2024.

Interest Income

Interest income was $3.2 million for the six months ended June 30, 2025 compared to $3.1 million for the six months ended June 30, 2024. The increase in income was attributable higher dividends earned from our money market fund and higher interest earned on our savings account due to the May 2025 financing proceeds.

Liquidity and Capital Resources

Overview

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses. As of June 30, 2025, we had cash and cash equivalents of $312.8 million. We have funded our operations primarily through equity financings, raising an aggregate of $901.0 million in gross proceeds from equity financings, including from pre-IPO private placements of convertible preferred stock, our IPO, and subsequent sales of common stock in public and private securities offerings, our term loans and the Astellas Transactions.

On the Trinity Closing Date, we entered into the Trinity Term Loan Agreement. The Trinity Term Loan Agreement provided for, on the Trinity Closing Date, $40.0 million aggregate principal amount of the Trinity Term Loans. We drew the Trinity Term Loans in full on the Trinity Closing Date. The interest rate applicable to the Trinity Term Loans is the greater of (a) the Wall Street Journal Prime Rate plus 4.50% or (b) 12.75% per annum. The Trinity Term Loans were interest only from the Trinity Closing Date through 36 months from the Trinity Closing Date, which could have been extended to 48 months from the Trinity Closing Date upon the satisfaction of certain milestones set forth in the Trinity Term Loan Agreement, after which we are required to pay equal monthly installments of principal through November 13, 2028, or the Maturity Date. The Trinity Term Loans could have been prepaid in full (i) from the Trinity Closing Date through November 13, 2024, with payment of a 3.00% prepayment premium, (ii) from November 13, 2024 through November 13, 2025, with payment of a 2.00% prepayment premium, and (iii) from November 13, 2025 through, but excluding, the Maturity Date, with payment of a 1.00% prepayment premium. On the Trinity Closing Date, we paid Trinity a commitment fee of 1.00% of the original principal amount of the Trinity Term Loans.

On August 7, 2025, we entered into the New Trinity Term Loan Agreement. Pursuant to the terms of the New Trinity Term Loan Agreement, on the Trinity Refinance Date, we repaid our existing Trinity Term Loans concurrently with entry into the New Trinity Term Loan Agreement and the $50.0 million draw of Tranche A. The New Trinity Term Loans are interest only from the Trinity Refinance Date through 48 months from the Trinity Refinance Date, which may be extended to 60 months from the Trinity Refinance Date upon the satisfaction of certain milestones set forth in the New Trinity Term Loan Agreement, after which we are required to pay equal monthly installments of principal through August 1, 2030, or the New Maturity Date. See “—Recent Developments.”

On October 5, 2021, we filed a shelf registration statement on Form S-3 with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants and units or any combination thereof up to a total aggregate offering price of $350.0 million. We also simultaneously entered into a Sales Agreement, or the Sales Agreement, with SVB Leerink LLC and Wells Fargo Securities, LLC, or the Sales Agents, pursuant to which we may issue and sell, from time to time at our discretion, shares of our common stock having an aggregate offering price of up to $150.0 million through the Sales Agents. In March 2022, we amended the

Sales Agreement to, among other things, include Goldman Sachs & Co. LLC as an additional Sales Agent. In April 2022, we sold 2,000,000 shares of common stock pursuant to the Sales Agreement and received net proceeds of $11.6 million. No other shares of common stock have been issued and sold pursuant to the Sales Agreement as of June 30, 2025. On December 13, 2024, we filed a new shelf registration statement on Form S-3 following the expiration of our prior registration statement, in relation to the registration of common stock, preferred stock, debt securities, warrants and units or any combination thereof up to a total aggregate offering price of $300.0 million, including up to $100.0 million shares of common stock that may be offered and sold pursuant to the Sales Agreement. On May 28, 2025, we notified the Sales Agents that we were suspending and terminating the prospectus, or the ATM Prospectus, related to up to $100.0 million of our common stock issuable pursuant to the Sales Agreement. We will not make any sales of our securities pursuant to the Sales Agreement unless and until a new prospectus, prospectus supplement or a new registration statement is filed. Other than the termination of the ATM Prospectus, the Sales Agreement remains in full force and effect.

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

On May 28, 2025, we entered into an underwriting agreement, or the May 2025 Underwriting Agreement, with Jefferies LLC, BofA Securities, Inc., Piper Sandler & Co. and Barclays Capital Inc., as representatives of the several underwriters set forth therein, or, collectively, the Underwriters, to issue and sell 46,868,687 shares of our common stock and pre-funded warrants to purchase 25,858,586 shares of our common stock, or the May 2025 Pre-Funded Warrants, pursuant to an effective shelf registration statement on Form S-3 and a related prospectus and prospectus supplement, or the May 2025 Offering. The offering price to the public was $2.75 per share of common stock and $2.749 per May 2025 Pre-Funded Warrant, which is the price to the public of each share of common stock sold in the May 2025 Offering, minus the $0.001 exercise price per May 2025 Pre-Funded Warrant. The Underwriters purchased the shares and the May 2025 Pre-Funded Warrants from us pursuant to the May 2025 Underwriting Agreement at a price of $2.585 per share and $2.584 per pre-funded warrant, respectively. The initial closing of the May 2025 Offering occurred on May 30, 2025. In addition, we granted the Underwriters an option to purchase, for a period of 30 days, up to an additional 10,909,090 shares of our common stock, which the Underwriters exercised in full on June 6, 2025. The total net proceeds received from the May 2025 Offering were $215.6 million after deducting underwriting discounts, commissions and other offering expenses payable by us.

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

As of June 30, 2025, our material cash requirements consisted of $26.9 million in total lease payments under our noncancelable leases for equipment, laboratory space and office space. These leases are described in further detail in Note 5 to our unaudited condensed consolidated financial statements located in “Part I – Financial Information, Item 1. Financial Statements” in this Quarterly Report on Form 10-Q. Our most significant purchase commitments consist of approximately $19.5 million in cancellable purchase obligations to our CROs and other clinical trial vendors.

We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital requirements into 2028. We will require additional capital to fund the research and development of our product candidates, to fund our manufacturing activities, to fund precommercial activities of our programs and for working capital and general corporate purposes. The assessment of our ability to meet our future obligations is inherently judgmental, subjective and susceptible to change.

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

Cash Flows

The following table shows a summary of our cash flows for the six months ended June 30, 2025 and 2024 (in thousands):

	For the Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(42,202)	$(41,302)
Net cash used in investing activities	(309)	(341)
Net cash provided by financing activities	216,236	70,446
Net change in cash, cash equivalents and restricted cash	$173,725	$28,803

Operating Activities

For the six months ended June 30, 2025, our net cash used in operating activities of $42.2 million primarily consisted of a net loss of $48.4 million, primarily attributable to our spending on research and development expenses. The net loss of $48.4 million was partially offset by adjustments for non-cash items, primarily stock-based compensation expense of $6.5 million and other non-cash items of $2.1 million, net. Additional cash used in operating assets and liabilities of $2.3 million was primarily attributable to a decrease in deferred revenue of $4.3 million, partially offset by an increase in accounts payable of $3.9 million.

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

Investing Activities

During the six months ended June 30, 2025, investing activities used $0.3 million of cash primarily attributable to the purchase of lab equipment and computer equipment.

During the six months ended June 30, 2024, investing activities used $0.3 million of cash primarily attributable to the purchase of lab equipment.

Financing Activities

During the six months ended June 30, 2025, financing activities provided $216.2 million of cash, which is primarily attributable to the closing of the May 2025 Offering.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act ), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

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

From time to time, we may publish interim top-line or preliminary results from our clinical trials. Interim results from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or top-line results also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. For example, in May 2025, we announced clinical data from adult/adolescent and pediatric patients treated in the Phase 1/2 REVEAL trials of TSHA-102. However, those observations may not endure as patients continue their follow-up visits as part of the trial. Initial clinical observations also may not translate into success on primary endpoints of the REVEAL trial. Differences between preliminary or interim data and final data could significantly harm our business prospects and may cause the trading price of our common stock to fluctuate significantly.

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

We are substantially dependent on the success of our lead product candidate, TSHA-102. There is no guarantee that we will be able to successfully develop and commercialize TSHA-102. If we are unable to complete development of, obtain regulatory approval for and commercialize TSHA-102 in one or more indications and in a timely manner, our business, financial condition, results of operations and prospects will be significantly harmed.

We are substantially dependent on the success of our lead product candidate, TSHA-102, which is currently our sole product candidate in clinical development. We are still developing TSHA-102 and it cannot be marketed or sold in the United States or in foreign markets until regulatory approval has been obtained from the FDA or applicable foreign regulatory agencies. The process of obtaining regulatory approval is expensive and time consuming. The FDA and foreign regulatory authorities may never approve TSHA-102 for sale and marketing, and even if TSHA-102 is ultimately approved, regulatory approval may be delayed or limited in the United States or in other jurisdictions. Even if we are authorized to sell and market TSHA-102 in one or more markets, there is no assurance that we will be able to successfully market TSHA-102 or that TSHA-102 will achieve market acceptance sufficient to generate profits. If we are unable to successfully develop and commercialize TSHA-102 due to failure to obtain regulatory approval for TSHA-102, to successfully market TSHA-102, to generate profits from the sale of TSHA-102, or due to other risk factors outlined in this report, it would have material adverse effects on our business, financial condition, and results of operations.

In October 2022, we entered into the Option Agreement, pursuant to which we granted the Rett Option to Astellas. Subject to certain limited extensions, Astellas may exercise the Rett Option through the Rett Option Period, following Astellas’ receipt of the Rett Data Package. We delivered the Rett Data Package to Astellas in mid-2025. Under the Option Agreement, Astellas must decide whether to exercise the Rett Option within 90 days after Astellas’ receipt of the Rett Data Package, which would then trigger a good faith negotiation period. Under the Option Agreement, we also granted to Astellas certain rights with respect to a change of control of our company during the Rett Option Period. These rights include, but are not limited to, a right of first offer in the event that we receive an offer or proposal from a third party that would result in a change of control, and we have agreed to (A) not solicit or encourage any inquiries, offers or proposals for, or that could reasonably be expected to lead to, a change of control, or (B) otherwise initiate a process for a potential change of control, in each case, without first notifying Astellas and offering Astellas the opportunity to submit an offer or proposal to us for a transaction that would result in a change of control. If Astellas fails or declines to submit any such offer within a specified period after the receipt of such notice, we will have the ability to solicit third party bids for a change of control transaction. In addition, we have agreed that if, during the Rett Option Period, Astellas submits an offer for a transaction that would result in a change of control of our company, we will negotiate with Astellas in good faith the potential terms and conditions of such a transaction for 45 days. If we are unable to mutually agree on such terms, such right of first offer will expire.

Because we are substantially dependent on TSHA-102, which is our sole product candidate in clinical development, we believe that if Astellas exercises the Rett Option, such exclusive license of TSHA-102 would constitute a sale of substantially all of the assets of our company, which would result in a change of control requiring stockholder approval. It is possible that Astellas will not exercise the Rett Option. If Astellas does exercise the Rett Option, Astellas may not agree with our assessment that the exercise of the Rett Option for the exclusive license of TSHA-102 would result in a change of control, and we cannot predict whether or how the parties would resolve such dispute. While it is inherently difficult to assess the potential outcome of any such dispute, we may be exposed to additional risks as a result, including, but not limited to, reputational harm and litigation, and we can provide no assurances that we will prevail in any such litigation. If Astellas exercises the Rett option and it were determined that such exclusive license does not constitute a sale of substantially all of the assets of our company, and the exercise of the Rett Option is not an offer that would result in a change of control, under the Option Agreement, the parties are obligated to negotiate the terms of the license agreement in good faith for a period of 130 days. If the parties are unable to mutually agree on such terms within 120 days, the terms of such license agreement may, at Astellas’ discretion, be determined by “baseball arbitration,” wherein each party is required to submit a proposed final license agreement to the arbitrators, and the arbitrators are required to select one of the proposed license agreements without modification. Given our substantial reliance on TSHA-102, if we enter into a license agreement for TSHA-102 and we are unable to develop other product candidates at that time, it could have a material adverse effect on our business, financial condition, results of operations and prospects, including, but not limited to, the potential cessation of our operations or the need to begin development of any of our preclinical programs.

We have not yet completed testing of any product candidate in clinical trials. Success in preclinical studies or earlier clinical trials, including our Phase 1/2 REVEAL trials of TSHA-102, may not be indicative of results in future clinical trials, or provide support for the submission of a marketing application.

Success in preclinical testing and early clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. Preclinical tests and Phase 1 and Phase 2 clinical trials are primarily designed to test safety, to study pharmacokinetics and pharmacodynamics and to understand the side effects of product candidates at various doses and schedules. Success in preclinical or animal studies and early clinical trials does not ensure that later large-scale efficacy trials will be successful nor does it predict final results. For example, we may be unable to identify suitable animal disease models for our product candidates, which could delay or frustrate our ability to proceed into clinical trials or obtain marketing approval. Our product candidates, including TSHA-102, may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies or having successfully advanced through initial clinical trials. Any such outcome would cause us to cease development of TSHA-102, which is currently our only product candidate in clinical development. Our Phase 1/2 clinical trials of TSHA-102 involve small patient populations and duration of treatment has been relatively short. Because of the small sample sizes, the results of these trials may not be indicative of results of future clinical trials. Further, although other gene therapy clinical trials conducted by others also utilized AAV9 vectors, these trials should not be relied upon as evidence that our planned clinical trials will succeed.

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

We will need to successfully complete our ongoing and planned clinical trials, including pivotal clinical trials, in order to obtain FDA and comparable foreign regulatory approval to market our product candidates. Carrying out later-stage clinical trials and the submission of a successful biologics license application, or BLA, and comparable foreign application is a complicated process. As an organization, we have initiated Phase 1/2 clinical trials, have not previously conducted any later stage or pivotal clinical trials, but have limited experience in preparing, submitting and prosecuting regulatory filings and have not previously submitted a BLA or comparable foreign application for any product candidate.

In addition, we have had limited interactions with the FDA and comparable foreign regulatory authorities and cannot be certain how many additional clinical trials of TSHA-102 will be required or how such trials should be designed. Although we have received feedback from the FDA on the design of Part B of our clinical trial of TSHA-102, there is no assurance that our trial design will be sufficient for FDA approval. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to BLA submission or comparable foreign application and approval of TSHA-102. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of TSHA-102. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in commercializing TSHA-102.

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

We are subject to legal proceedings and claims from time to time that may seek material damages or otherwise may have a material adverse effect on our business. For example, in January 2024 and April 2024, we were named a nominal defendant in stockholder derivative lawsuits asserting claims against certain of our current and former directors, among others, in the Court of Chancery of the State of Delaware. These lawsuits, which have since been consolidated, seek, among other relief, a declaration that certain defendants were unjustly enriched, unspecified monetary damages, disgorgement of certain alleged profits received by defendants, and reasonable costs and expenses, including attorneys’ fees, and other relief. We have not recorded a liability related to these lawsuits because, at this time, we are unable to reasonably estimate possible losses or gains or determine whether an unfavorable outcome is either probable or remote. Our board of directors has formed a special litigation committee to investigate the claims and allegations in the amended complaint, which is ongoing. In connection with an investigation captioned In the Matter of Taysha Gene Therapies, Inc. (D-04192), we and certain of our officers and directors received subpoenas in late 2024 from the SEC for materials relating to our August 2023 PIPE and certain public offerings. The SEC investigation is neither a determination that the Company or any individuals have violated any law nor a charge of any wrongdoing. See “Item 3-Legal Proceedings” and “Part II, Item 8, Note 13-Commitments and Contingencies” in the 2024 Form 10-K for more information and “Part I, Item 2, Note 13-Commitments and Contingencies” in our First Quarter 2025 Form 10-Q for more information about each of these matters.

Due to the inherent uncertainties in legal proceedings, we cannot accurately predict the duration, scope or ultimate outcome of any such proceedings. This or any future litigation, regardless of the merits of any such proceeding, could harm our reputation and result in substantial costs and diversion of management’s attention and resources, which could adversely impact our business. Although we have directors’ and officers’ liability insurance, it provides for a substantial retention of liability and is subject to limitations and may not cover a significant portion, or any, of the expenses or liabilities we may incur or be subject to in connection with these lawsuits or other litigation to which we are party. The costs we incur in defending ourselves or associated with settling such proceedings, as well as a material final judgment or decree against us, that are not covered by our directors’ and officers’ liability insurance could materially adversely affect our financial condition. In addition, additional lawsuits may be filed, the conclusion of which in a manner adverse to us and for which we incur substantial costs or damages not covered by our directors’ and officers’ liability insurance could have a material adverse effect on our financial condition and business.

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

None.

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Plan Elections

Sukumar Nagendran, our President and Head of Research and Development and a member of our board of directors, adopted a prearranged stock trading plan on June 11, 2025. The trading plan provides for the potential exercise and sale of up to 800,000 shares of our common stock, subject to certain price limitations set forth in the plan. The trading plan expires on September 9, 2026, unless terminated sooner in accordance with its terms. This trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and our policies regarding insider transactions.

New Trinity Term Loans

On August 7, 2025, we entered into the New Trinity Term Loan Agreement, by and among us, the New Trinity Lenders, and Trinity, as administrative agent and collateral agent for the New Trinity Lenders. The New Trinity Term Loan Agreement provides for (i) on the Trinity Refinance Date, $50.0 million aggregate principal amount of term loans (“Tranche A”), (ii) from the Trinity Refinance Date until March 31, 2028, an additional $25.0 million term loan facility contingent on delivering evidence satisfactory to Trinity that we have submitted a BLA to the FDA for TSHA-102 in Rett Syndrome (“Tranche B”), (iii) from the Trinity Refinance Date until March 31, 2029, an additional $25.0 million term loan facility contingent on delivering evidence satisfactory to Trinity that we have received BLA approval from the FDA of TSHA-102 in Rett Syndrome (collectively, the “New Trinity Term Loans”). We drew $50.0 million in term loans on the Trinity Refinance Date. The existing Trinity Term Loan Agreement was terminated and the existing Trinity Term Loans were repaid concurrently with entry into the New Trinity Term Loan Agreement and the draw of Tranche A.

The interest rate applicable to the New Trinity Term Loans is the greater of (a) the WSJ Prime Rate plus 4.00% or (b) 11.50% per annum. The New Trinity Term Loans are interest only from the Trinity Refinance Date through 48 months from the Trinity Refinance Date, which may be extended to 60 months from the Trinity Refinance Date upon the satisfaction of certain milestones set forth in the New Trinity Term Loan Agreement, after which we are required to pay equal monthly installments of principal through August 1, 2030, or the New Maturity Date.

On the Trinity Refinance Date, we paid a commitment fee of $100,000 to Trinity. Upon any future draw of New Trinity Term Loans, we are required to pay an additional commitment fee of 1.00% of the aggregate principal amount of such New Trinity Term Loans.

The New Trinity Term Loans may be prepaid in full (i) from the Trinity Refinance Date through August 7, 2026, with payment of a 3.00% prepayment premium, (ii) from August 8, 2026 through August 7, 2027, with payment of a 2.00% prepayment premium, and (iii) from August 8, 2027 through, but excluding, the New Maturity Date, with payment of a 1.00% prepayment premium. Upon repayment in full of the New Trinity Term Loans, we will pay Trinity an end of term payment equal to 5.00% of the original principal amount of the New Trinity Term Loans.

In connection with the New Trinity Term Loan Agreement, we entered into a Success Fee Agreement with Trinity which specifies the terms regarding a fee in the amount of $500,000 plus 5% of the principal amount of the funded New Trinity Term Loans under Tranche B (the “New Success Fee”). The New Success Fee is payable upon the achievement of certain corporate development value-inflection milestones. The New Success Fee survives the termination of the New Trinity Term Loans and expires on the earlier of ten years from the Trinity Refinance Date, or payment in full in cash of the New Success Fee.

The obligations under the New Trinity Term Loan Agreement are secured by a perfected security interest in all of our assets except for certain customarily excluded property pursuant to the terms of the New Trinity Term Loan Agreement. There are no financial covenants and no warrants associated with the New Trinity Term Loan Agreement. The New Trinity Term Loan Agreement contains various covenants that limit our ability to engage in specified types of transactions without the consent of Trinity and the New Trinity Lenders which include, among others, incurring or assuming certain debt; merging, consolidating or acquiring all or substantially all of the capital stock or property of another entity; changing the nature of our business; changing our organizational structure or type; licensing, transferring or disposing of certain assets; granting certain types of liens on our assets; making certain investments; and paying cash dividends.

The New Trinity Term Loan Agreement contains customary representations and warranties, affirmative and negative covenants, and events of default, including payment default, breach of covenants, change of control, and material adverse effects. Upon the occurrence of an event of default, a default interest rate of an additional 5.00% per annum may be applied to the outstanding loan balances, and the New Trinity Lenders may declare all outstanding obligations immediately due and payable and exercise all of their rights and remedies as set forth in the New Trinity Term Loan Agreement and under applicable law.

The foregoing description of the New Trinity Term Loan Agreement does not purport to be complete and is qualified in its entirety by reference to the text of the New Trinity Term Loan Agreement, a copy of which is to be filed as an exhibit to our next periodic report filed with the SEC.

Termination of Existing Trinity Term Loan Agreement

On August 7, 2025, in connection with the closing of the New Trinity Term Loan Agreement, existing Trinity Term Loan Agreement with the Trinity Lenders was terminated and the existing Trinity Term Loans were repaid in full. For a description of the existing Trinity Term Loan Agreement see Note 7 to our unaudited condensed consolidated financial statements located in “Part I – Financial Information, Item 1. Financial Statements” in this Quarterly Report on Form 10-Q.

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

3.3

Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39536), filed with the Securities and Exchange Commission on November 15, 2023).

3.4

Certificate of amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39536), filed with the Securities and Exchange Commission on June 3, 2025).

4.1

Form of Pre-Funded Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-39536), filed with the Securities and Exchange Commission on May 29, 2025).

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

Taysha Gene Therapies, Inc.

Date: August 12, 2025	By:	/s/ Sean Nolan
Sean Nolan
Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2025	By:	/s/ Kamran Alam
Kamran Alam
Chief Financial Officer (Principal Financial and Accounting Officer)