Form 10-Q
period 2025-09-30
Taysha Gene Therapies, Inc.
filed 2025-11-04
CIK 1806310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 4, 2025, the registrant had 273,919,373 shares of common stock, $0.00001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Taysha Gene Therapies, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$297,344	$139,036
Restricted cash	449	449
Prepaid expenses and other current assets	2,158	2,645
Total current assets	299,951	142,130
Restricted cash	2,151	2,151
Property, plant and equipment, net	6,805	7,485
Operating lease right-of-use assets	7,463	8,381
Other non-current assets	184	217
Total assets	$316,554	$160,364
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,438	$3,592
Accrued expenses and other current liabilities	17,708	12,862
Deferred revenue	5,485	9,773
Total current liabilities	28,631	26,227
Term loan, net	50,852	43,942
Operating lease liability, net of current portion	16,506	17,361
Other non-current liabilities	1,576	1,309
Total liabilities	97,565	88,839
Commitments and contingencies - Note 13
Stockholders' equity
Preferred stock, $0.00001 par value per share; 10,000,000 shares authorized and no shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock, $0.00001 par value per share; 700,000,000 shares authorized and 273,915,373 issued and outstanding as of September 30, 2025 and 400,000,000 shares authorized and 204,943,306 issued and outstanding as of December 31, 2024	3	2
Additional paid-in capital	903,578	677,859
Accumulated other comprehensive loss	(1,143)	(4,031)
Accumulated deficit	(683,449)	(602,305)
Total stockholders’ equity	218,989	71,525
Total liabilities and stockholders' equity	$316,554	$160,364

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Taysha Gene Therapies, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$—	$1,788	$4,288	$6,311
Operating expenses:
Research and development	25,745	14,946	61,451	50,676
General and administrative	8,279	7,902	25,035	22,324
Impairment of long-lived assets	—	4,838	—	4,838
Total operating expenses	34,024	27,686	86,486	77,838
Loss from operations	(34,024)	(25,898)	(82,198)	(71,527)
Other income (expense):
Change in fair value of warrant liability	(292)	75	(463)	(67)
Change in fair value of term loan	(1,534)	(1,703)	(4,525)	(4,035)
Interest income	3,169	2,107	6,354	5,240
Interest expense	(15)	(24)	(51)	(80)
Other expense	(37)	(81)	(261)	(44)
Total other income, net	1,291	374	1,054	1,014
Net loss	$(32,733)	$(25,524)	$(81,144)	$(70,513)
Net loss per common share, basic and diluted	$(0.09)	$(0.10)	$(0.26)	$(0.29)
Weighted average common shares outstanding, basic and diluted	353,309,524	267,824,045	307,175,982	244,052,057

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Taysha Gene Therapies, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(32,733)	$(25,524)	$(81,144)	$(70,513)
Other comprehensive income (loss):
Change in fair value of term loan attributable to instrument specific credit risk	(444)	(4,733)	2,888	(2,328)
Comprehensive loss	$(33,177)	$(30,257)	$(78,256)	$(72,841)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Taysha Gene Therapies, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

For the Three Months Ended September 30, 2025

			Additional		Accumulated	Total
	Common Stock		Paid-in	Accumulated	Other	Stockholders'
	Shares	Amount	Capital	Deficit	Comprehensive Loss	Equity
Balance as of June 30, 2025	272,730,060	$3	$900,139	$(650,716)	$(699)	$248,727
Stock-based compensation	—	—	3,285	—	—	3,285
Issuance of common stock and pre-funded warrants upon closing of underwritten public offering, net of underwriting discounts and commissions, and other offering costs of $(6)	—	—	(6)	—	—	(6)
Issuance of common stock upon vesting and settlement of restricted stock units, net	1,049,338	—	—	—	—	—
Issuance of common stock under ESPP	64,825	—	84	—	—	84
Issuance of common stock upon exercise of stock options	71,150	—	76	—	—	76
Loss on instrument-specific credit risk	—	—	—	—	(444)	(444)
Net loss	—	—	—	(32,733)	—	(32,733)
Balance as of September 30, 2025	273,915,373	$3	$903,578	$(683,449)	$(1,143)	$218,989

For the Three Months Ended September 30, 2024

			Additional		Accumulated	Total
	Common Stock		Paid-in	Accumulated	Other	Stockholders'
	Shares	Amount	Capital	Deficit	Comprehensive Loss	Equity
Balance as of June 30, 2024	201,381,450	$2	$664,457	$(557,996)	$2,405	$108,868
Stock-based compensation	—	—	3,357	—	—	3,357
Issuance of common stock and pre-funded warrants upon closing of underwritten public offering, net of underwriting discounts and commissions, and other offering costs of $542	3,235,000	—	6,737	—	—	6,737
Issuance of common stock under ESPP	47,170	—	63	—	—	63
Issuance of common stock upon exercise of stock options, net	56,770	—	38	—	—	38
Issuance of common stock upon vesting and settlement of restricted stock units, net	222,916	—	(9)	—	—	(9)
Loss on instrument-specific credit risk	—	—	—	—	(4,733)	(4,733)
Net loss	—	—	—	(25,524)	—	(25,524)
Balance as of September 30, 2024	204,943,306	$2	$674,643	$(583,520)	$(2,328)	$88,797

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Taysha Gene Therapies, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

For the Nine Months Ended September 30, 2025

			Additional
	Common Stock		Paid-in	Accumulated	Accumulated Other	Total
	Shares	Amount	Capital	Deficit	Comprehensive Loss	Stockholders' Equity
Balance as of December 31, 2024	204,943,306	$2	$677,859	$(602,305)	$(4,031)	$71,525
Stock-based compensation	—	—	9,769	—	—	9,769
Issuance of common stock and pre-funded warrants upon closing of underwritten public offering, net of underwriting discounts and commissions, and other offering costs of $14,329	57,777,777	1	215,645	—	—	215,646
Issuance of common stock upon exercise of pre-funded warrants	9,607,145	—	—	—	—	—
Issuance of common stock upon vesting and settlement of restricted stock units, net	1,299,156	—	(51)	—	—	(51)
Issuance of stock upon exercise of stock options	164,838	—	197	—	—	197
Issuance of common stock under ESPP	123,151	—	159	—	—	159
Gain on instrument-specific credit risk	—	—	—	—	2,888	2,888
Net loss	—	—	—	(81,144)	—	(81,144)
Balance as of September 30, 2025	273,915,373	$3	$903,578	$(683,449)	$(1,143)	$218,989

For the Nine Months Ended September 30, 2024

			Additional			Total
	Common Stock		Paid-in	Accumulated	Accumulated Other	Stockholders'
	Shares	Amount	Capital	Deficit	Comprehensive Loss	Equity
Balance as of December 31, 2023	186,960,193	$2	$587,942	$(513,007)	$—	$74,937
Stock-based compensation	—	—	9,887	—	—	9,887
Issuance of common stock and pre-funded warrants upon closing of underwritten public offering, net of underwriting discounts and commissions, and other offering costs of $5,566	17,596,113	—	76,694	—	—	76,694
Issuance of common stock upon vesting and settlement of restricted stock units, net	234,198		(9)	—	—	(9)
Issuance of common stock under ESPP	93,970	—	89	—	—	89
Issuance of common stock upon exercise of stock options	58,832	—	40	—	—	40
Loss on instrument-specific credit risk	—	—	—	—	(2,328)	(2,328)
Net loss	—	—	—	(70,513)	—	(70,513)
Balance as of September 30, 2024	204,943,306	$2	$674,643	$(583,520)	$(2,328)	$88,797

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Taysha Gene Therapies, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(81,144)	$(70,513)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	846	941
Stock-based compensation	9,769	9,887
Change in fair value of warrant liability	463	67
Non-cash change in fair value of term loan	627	135
Debt issuance costs expensed under the fair value option	147	—
Impairment of long-lived assets	—	4,838
Non-cash lease expense	959	916
Other	264	678
Changes in operating assets and liabilities:
Prepaid expenses and other assets	401	(612)
Accounts payable	1,973	(1,416)
Accrued expenses and other liabilities	3,615	(1,527)
Deferred revenue	(4,288)	(6,311)
Net cash used in operating activities	(66,368)	(62,917)
Cash flows from investing activities
Purchase of property, plant and equipment	(488)	(376)
Other	131	—
Net cash used in investing activities	(357)	(376)
Cash flows from financing activities
Proceeds from issuance of common stock and pre-funded warrants from underwritten public offering, net of underwriting discounts and sales commissions and other offering costs	215,716	77,140
Prepayment of 2023 Trinity term loan	(40,612)	—
Proceeds from 2025 Trinity term loan, net	49,853	—
Debt issuance costs for term loan	—	(18)
Payment of shelf registration costs	(33)	—
Proceeds from common stock issuances under ESPP	159	89
Proceeds from stock option exercises	197	40
Other	(247)	(210)
Net cash provided by financing activities	225,033	77,041
Net increase in cash, cash equivalents and restricted cash	158,308	13,748
Cash, cash equivalents and restricted cash at the beginning of the period	141,636	146,540
Cash, cash equivalents and restricted cash at the end of the period	$299,944	$160,288
Cash and cash equivalents	297,344	157,688
Restricted cash	2,600	2,600
Cash, cash equivalents and restricted cash at the end of the period	$299,944	$160,288
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,949	$3,980
Supplemental disclosure of noncash investing and financing activities:
Proceeds allocated to Success Fee liability	217	—
Property, plant and equipment in accounts payable and accrued expenses	41	133
Offering costs not yet paid	25	360

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

Sales Agreement

On October 5, 2021, the Company entered into a Sales Agreement (the “Sales Agreement”) with SVB Securities LLC (f/k/a SVB Leerink LLC) and Wells Fargo Securities, LLC (collectively, the “Sales Agents”), pursuant to which the Company may issue and sell, from time to time in its sole discretion, shares of its common stock having an aggregate offering price of up to $150.0 million through the Sales Agents. In March 2022, the Company amended the Sales Agreement to, among other things, include Goldman Sachs & Co. LLC as an additional Sales Agent. The Sales Agents may sell common stock by any method permitted by law deemed to be an “at-the-market offering” as defined in Rule 415(a)(4) of the Securities Act (the “ATM”), including sales made directly on or through the Nasdaq Global Select Market or any other existing trade market for the common stock, in negotiated transactions at market prices prevailing at the time of sale or at prices related to prevailing market prices, or any other method permitted by law. The Sales Agents are entitled to receive 3.0% of the gross sales price per share of common stock sold under the Sales Agreement. In April 2022, the Company sold 2,000,000 shares of common stock under the Sales Agreement and received $11.6 million in net proceeds. No other shares of common stock have been issued and sold pursuant to the Sales Agreement as of September 30, 2025.

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

Liquidity and Capital Resources

The Company has incurred operating losses since inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. Losses are expected to continue as the Company continues to invest in its research and development activities. As of September 30, 2025, the Company had an accumulated deficit of $683.4 million. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future.

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

Future capital requirements will depend on many factors, including the timing and extent of spending on research and development and the market acceptance of the Company’s products. The Company will need to obtain additional financing in order to complete clinical studies and launch and commercialize any product candidates for which it receives regulatory approval. There can be no assurance that such financing will be available or will be on terms acceptable to the Company. As of September 30, 2025, the Company had cash and cash equivalents of $297.3 million, which the Company believes will be sufficient to fund its planned operations for a period of at least twelve months from the date of issuance of these unaudited condensed consolidated financial statements. The Company has based this estimate on assumptions that may prove to be wrong, and its operating plan may change as a result of many factors currently unknown to it. As a result, the Company could deplete its capital resources sooner than it currently expects. The Company expects to finance its future cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances or licensing arrangements. If the Company is unable to obtain funding, the Company would be forced to delay, reduce or eliminate some or all of its research and development programs, preclinical and clinical testing or commercialization efforts, which could adversely affect its business prospects.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The most significant estimates and assumptions in the Company’s financial statements relate to the determination of the fair value of the common stock prior to the initial public offering (“IPO”) (as an input into stock-based compensation), estimating manufacturing accruals and accrued or prepaid research and development expenses, the measurement of impairment of long-lived assets, the valuation of the Trinity Term Loans (as defined below) that are carried at fair value and the allocation of consideration received in connection with the Astellas Transactions (as defined below). These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values (in thousands):

	September 30, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents – money market funds	$295,708	$295,708	$—	$—
Total assets	$295,708	$295,708	$—	$—
Liabilities:
Trinity Term Loans	$50,852	$—	$—	$50,852
Success Fee Derivative liabilities	1,519	—	—	1,519
SSI Warrant liability	901	—	—	901
Total liabilities	$53,272	$—	$—	$53,272

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents – money market funds	$138,308	$138,308	$—	$—
Total assets	$138,308	$138,308	$—	$—
Liabilities:
Trinity Term Loans	$43,942	$—	$—	$43,942
Success Fee Derivative liability	930	—	—	930
SSI Warrant liability	438	—	—	438
Total liabilities	$45,310	$—	$—	$45,310

The Company classifies its money market funds, which are valued based on quoted market prices in an active market with no valuation adjustment, as Level 1 assets within the fair value hierarchy.

The Company’s Trinity Term Loans and Success Fee liabilities are classified as Level 3 measurements under the fair value hierarchy as the fair values were determined based on significant inputs not observable in the market. The fair values were determined utilizing a probability-weighted income approach, including variables for the timing of a success event and other probability estimates. See Note 7 for additional information on the Trinity Term Loans and Success Fees.

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

Note 4—Balance Sheet Components

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Prepaid research and development	$839	$841
Prepaid clinical trial	760	1,112
Deferred offering costs	57	135
Prepaid insurance	46	249
Other	456	308
Total prepaid expenses and other current assets	$2,158	$2,645

Property, plant and equipment, net consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Leasehold improvements	$2,117	$2,117
Laboratory equipment	3,170	3,130
Computer equipment	728	707
Furniture and fixtures	853	864
Construction in progress	4,322	4,251
	11,190	11,069
Accumulated depreciation	(4,385)	(3,584)
Property, plant and equipment, net	$6,805	$7,485

Property, plant and equipment, net includes $0.4 million and $0.7 million of assets capitalized as finance leases as of September 30, 2025 and December 31, 2024, respectively. During the nine months ended September 30, 2025, the Company sold equipment with a book value of zero and recorded a gain on the disposal of $0.1 million.

Depreciation expense was $0.2 million and $0.3 million for the three months ended September 30, 2025 and 2024, respectively. Depreciation expense was $0.8 million and $0.9 million for the nine months ended September 30, 2025 and 2024, respectively.

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Accrued compensation	$5,347	$5,242
Accrued research and development	5,139	1,714
Accrued clinical trial	3,382	1,907
Lease liabilities, current portion	1,668	1,877
Warrant liability	901	438
Accrued professional and consulting fees	522	725
Accrued property, plant and equipment	—	207
Other	749	752
Total accrued expenses and other current liabilities	$17,708	$12,862

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

The Company was not required to provide a security deposit in connection with its entry into the Durham Lease. The Company was responsible for constructing interior improvements within the Facility. The Company was required to place $2.6 million in an escrow account which was to be released when the improvements were substantially complete. In December 2023, the Company entered into an agreement with the landlord whereby the Company agreed to remove specified leasehold improvements which will be funded by the escrowed funds. The escrow funds are recorded as restricted cash on the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024 with $0.5 million recorded in current assets and $2.1 million in noncurrent assets. The Durham Landlord has the right to terminate the Durham Lease upon specified events of default, including the Company’s failure to pay rent in a timely manner and upon the occurrence of certain events of insolvency with respect to the Company.

Summary of all lease costs recognized under ASC 842

The following table summarizes the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease cost	$665	$673	$2,000	$1,994
Variable lease cost	407	212	1,148	608
Total lease cost	$1,072	$885	$3,148	$2,602

Supplemental information related to the remaining lease term and discount rate are as follows:

	September 30, 2025	December 31, 2024
Weighted average remaining lease term (in years) – Finance leases	1.39	1.88
Weighted average remaining lease term (in years) – Operating leases	9.44	9.98

Weighted average discount rate – Finance leases	10.56%	10.54%
Weighted average discount rate – Operating leases	7.87%	7.84%

As of September 30, 2025, future minimum commitments under ASC 842 under the Company’s operating and finance leases were as follows (in thousands):

Year Ending December 31,	Operating	Finance
2025	738	114
2026	2,485	399
2027	2,577	—
2028	2,673	—
2029	2,779	—
Thereafter	14,284	—
Total lease payments	25,536	513
Less: imputed interest	(7,785)	(33)
Total lease liabilities	$17,751	$480
Lease liabilities, current	1,245	423
Lease liabilities, non-current	16,506	57
Total lease liabilities	$17,751	$480

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

Under the Option Agreement, the Company also granted to Astellas an exclusive option to obtain an exclusive, worldwide, royalty and milestone-bearing right and license (A) to exploit any Rett Product (as defined below), and (B) under any intellectual property rights controlled by Taysha or any of its affiliates with respect to such exploitation (the “Rett Option”). Subject to certain extensions, the Rett Option was exercisable from the Effective Date through a specified period of time following Astellas’ receipt of (i) certain clinical data from the female pediatric trial and (ii) certain specified data with respect to TSHA-102, such data package the “Rett Data Package” and such period, the “Rett Option Period,” related to (i) the product known, as of the Effective Date, as TSHA-102 and any backup products with respect thereto for use in the treatment of Rett syndrome, and (ii) any other gene therapy product for use in the treatment of Rett syndrome that is controlled by Taysha or any of its affiliates or with respect to which the Company or any of its affiliates controls intellectual property rights covering the exploitation thereof (a “Rett Product”). The Company delivered the Rett Data Package to Astellas in mid-2025. Under the Option Agreement, Astellas was required to decide whether to exercise the Rett Option within 90 days after Astellas’ receipt of the Rett Data Package. In October 2025, the Rett Option expired without being exercised. Following the expiration of the Option Agreement, the Company now holds unencumbered rights to the TSHA-102 program.

During the Rett Option Period, which has now expired, the Company agreed to (A) not solicit or encourage any inquiries, offers or proposals for, or that could reasonably be expected to lead to, a Change of Control (as defined in the Option Agreement), or (B) otherwise initiate a process for a potential Change of Control, in each case, without first notifying Astellas and offering Astellas the opportunity to submit an offer or proposal to the Company for a transaction that would result in a Change of Control. If Astellas failed or declined to submit any such offer within a specified period after the receipt of such notice, the Company would have the ability to solicit third party bids for a Change of Control transaction. If Astellas delivered an offer to the Company for a transaction that would result in a Change of Control, the Company and Astellas would have attempted to negotiate in good faith the potential terms and conditions for such potential transaction that would have resulted in a Change of Control for a specified period, which period may have been shortened or extended by mutual agreement. All of Astellas’ rights with respect to a Change of Control of the Company terminated as a result of the expiration of the Rett Option Period and the Option Agreement in October 2025.

As partial consideration for the rights granted to Astellas under the Option Agreement, Astellas paid the Company an upfront payment of $20.0 million (the “Upfront Payment”). Astellas or any of its affiliates had the right, in its or their discretion and upon written notice to the Company, to offset the amount of the Upfront Payment (in whole or in part, until the full amount of the Upfront Payment has been offset) against (a) any payment(s) owed to Taysha or any of its affiliates (or to any third party on behalf of the Company) under or in connection with any license agreement entered into with respect to any GAN Product or Rett Product, including, any upfront payment, milestone payment or royalties owed to Taysha or any of its affiliates (or to any third party on behalf of the Company) under or in connection with any such license agreement or (b) any amount owed to Taysha or any of its affiliates in connection with a Change of Control transaction with Astellas or any of its affiliates. As further consideration for the rights granted to Astellas under the Option Agreement, the Company and Astellas also entered into the Astellas Securities Purchase Agreement (as defined below).

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

The Company recognized no revenue from Rett research and development activities for the three months ended September 30, 2025 and recognized $1.8 million for the three months ended September 30, 2024. The Company recognized revenue of $4.3 million and $6.3 million from Rett research and development activities for the nine months ended September 30, 2025 and 2024, respectively.

The Company had $5.5 million of deferred revenue on the condensed consolidated balance sheet as of September 30, 2025 comprised of $5.5 million for the Rett Option. The $5.5 million of deferred revenue for the Rett Option will be recognized in the fourth quarter of 2025 following the expiration of the Rett Option in October 2025. The Company had $9.8 million of deferred revenue on the condensed consolidated balance sheets as of December 31, 2024 comprised of $5.5 million for the Rett Option and $4.3 million of Rett research and development activities.

Note 7 – Term Loans

2025 Loan with Trinity Capital

On August 7, 2025 (the “Trinity Refinance Date”), the Company entered into a Loan and Security Agreement (the “2025 Trinity Term Loan Agreement”), by and among the Company, the lenders party thereto from time to time (the “2025 Trinity Lenders”) and Trinity Capital Inc., as administrative agent and collateral agent for the 2025 Trinity Lenders (“Trinity”). The 2025 Trinity Term Loan Agreement provides for (i) on the Trinity Refinance Date, $50.0 million aggregate principal amount of term loans (“Tranche A”), (ii) from the Trinity Refinance Date until March 31, 2028 an additional $25.0 million term loan facility contingent on delivering evidence satisfactory to Trinity that the Company has submitted a biologics license application (“BLA”) to the FDA for TSHA-102 in Rett Syndrome (“Tranche B”), (iii) from the Trinity Refinance Date until March 31, 2029, an additional $25.0 million term loan facility contingent on delivering evidence satisfactory to Trinity that the Company has received BLA approval from the FDA for TSHA-102 in Rett Syndrome (collectively, the “2025 Trinity Term Loans”). The Company drew $50.0 million in term loans on the Trinity Refinance Date. The existing 2023 Trinity Term Loan Agreement was terminated and the existing 2023 Trinity Term Loans were repaid concurrently with entry into the 2025 Trinity Term Loan Agreement and the draw of Tranche A.

The interest rate applicable to the 2025 Trinity Term Loans is the greater of (a) the WSJ Prime Rate plus 4.00% or (b) 11.50% per annum. The 2025 Trinity Term Loans are interest only from the Trinity Refinance Date through 48 months from the Trinity Refinance Date, which may be extended to 60 months from the Trinity Refinance Date upon the satisfaction of certain milestones set forth in the 2025 Trinity Term Loan Agreement, after which the Company is required to pay equal monthly installments of principal through August 1, 2030 (the “New Maturity Date”). As of September 30, 2025, $50.0 million was outstanding on the 2025 Trinity Term Loan, recorded as Term Loan, net on the condensed consolidated balance sheet.

Future principal debt payments on the 2025 Trinity Term Loan Agreement as of September 30, 2025 are as follows (in thousands):

Year Ending December 31,
2025	$—
2026	—
2027	—
2028	—
2029	11,969
2030	38,031
Total principal payments	$50,000

On the Trinity Refinance Date, the Company paid a commitment fee of $0.1 million to Trinity. Upon any future draw of 2025 Trinity Term Loans, the Company is required to pay an additional commitment fee of 1.00% of the aggregate principal amount of such 2025 Trinity Term Loans.

The 2025 Trinity Term Loans may be prepaid in full (i) from the Trinity Refinance Date through August 7, 2026, with payment of a 3.00% prepayment premium, (ii) from August 8, 2026 through August 7, 2027, with payment of a 2.00% prepayment premium, and (iii) from August 8, 2027 through, but excluding, the New Maturity Date, with payment of a 1.00% prepayment premium. Upon repayment in full of the 2025 Trinity Term Loans, the Company will pay to Trinity an end of term payment equal to 5.00% of the original principal amount of the 2025 Trinity Term Loans.

The obligations under the 2025 Trinity Term Loan Agreement are secured by a perfected security interest in all of the Company’s assets except for certain customarily excluded property pursuant to the terms of the 2025 Trinity Term Loan Agreement. There are no financial or minimum cash balance covenants and no warrants associated with the 2025 Trinity Term Loan Agreement. The 2025 Trinity Term Loan Agreement contains various covenants that limit the Company’s ability to engage in specified types of transactions without the consent of Trinity and the New Trinity Lenders which include, among others, incurring or assuming certain debt; merging, consolidating or acquiring all or substantially all of the capital stock or property of another entity; changing the nature of the Company’s business; changing the Company’s organizational structure or type; licensing, transferring or disposing of certain assets; granting certain types of liens on the Company’s assets; making certain investments; and paying cash dividends.

The 2025 Trinity Term Loan Agreement contains customary representations and warranties, affirmative and negative covenants and events of default, including payment default, breach of covenants, change of control, and material adverse effects. Upon the occurrence of an event of default, a default interest rate of an additional 5.00% per annum may be applied to the outstanding loan balances, and the New Trinity Lenders may declare all outstanding obligations immediately due and payable and exercise all of its rights and remedies as set forth in the 2025 Trinity Term Loan Agreement and under applicable law.

The Company assessed the terms and features of the 2025 Trinity Term Loans and determined that the 2025 Trinity Term Loan constituted a debt modification under ASC 470-50, Debt - Modifications and Extinguishments (“ASC 450”). As such, the 2025 Trinity Term Loans are accounted for as a continuation of the original debt, and no gain or loss on extinguishment was recognized. The Company continues to apply the fair value option under ASC 825, Financial Instruments (“ASC 825”) which was initially elected at the time of the 2023 Trinity Term Loan Agreement.

Under the fair value option, the 2025 Trinity Term Loans are measured at fair value on a recurring basis, with changes in fair value recognized in other income (expense) in the condensed consolidated statements of operations. The Company has not elected to present interest expense separately from changes in fair value and therefore will not present interest expense associated with the 2025 Trinity Term Loans. Any changes in fair value attributable to instrument-specific credit risk are presented in other comprehensive income or loss, if material. Under the fair value option, debt issuance costs are expensed as incurred. The Company incurred $1.1 million of debt issuance costs, of which $0.1 million were paid to Trinity and $1.0 were paid to third parties associated with the 2025 Trinity Term Loans. The debt issuance costs were recorded within general and administrative expense in the condensed consolidated statements of operations for the nine months ended September 30, 2025.

In connection with the 2025 Trinity Term Loan Agreement, the Company entered into a Success Fee Agreement with Trinity which specifies the terms regarding a fee in the amount of $0.5 million plus 5% of the principal amount of the funded 2025 Trinity Term Loans under Tranche B (the “2025 Success Fee”). The 2025 Success Fee is payable upon the achievement of certain corporate development value-inflection milestones. The 2025 Success Fee survives the termination of the 2025 Trinity Term Loans and expires on the earlier of ten years from the Trinity Refinance Date, or payment in full in cash of the 2025 Success Fee. The Company determined that the 2025 Success Fee represents a freestanding financial instrument and should be accounted for as a derivative liability under ASC 815, Derivatives and Hedging (“ASC 815”) and recorded a liability within other non-current liabilities on the consolidated balance sheet, at fair value on the Trinity Refinance Date and will be marked-to-market at the end of each reporting period with gains and losses recognized as a component of other income (expense) in the condensed consolidated statements of operations.

The proceeds from the 2025 Trinity Term Loans were allocated to the 2025 Success Fee and 2025 Trinity Term Loans based on their respective fair values on the Trinity Refinance Date. The fair values were determined utilizing a probability-weighted income approach, including variables for the timing of a success event and other probability estimates.

The Company determined the fair value of the 2025 Trinity Term Loans and the 2025 Success Fee using a probability-weighted income approach and recorded the loan at fair value of $49.8 million and the 2025 Success Fee liability at fair value of $0.2 million in the condensed consolidated balance sheet at issuance. The Company calculated the discounted cash flows of the 2025 Trinity Term Loans using a discount rate of 13.86% and adjusted for the probability of various repayment scenarios. The Company calculated the discounted cash flows of the 2025 Success Fee liability, using a discount rate of 13.86% then adjusted for the probability of achievement of certain corporate development value-inflection milestones.

2023 Loan with Trinity Capital

On November 13, 2023 (the “Trinity Closing Date”), the Company entered into a Loan and Security Agreement (the “2023 Trinity Term Loan Agreement”), by and among the Company, the lenders party thereto from time to time (the “Trinity Lenders”) and Trinity Capital Inc., as administrative agent and collateral agent for the Trinity Lenders (“Trinity”). The 2023 Trinity Term Loan Agreement provided for, on the Trinity Closing Date, $40.0 million aggregate principal amount of term loans (collectively, the “2023 Trinity Term Loans”). The Company drew the Trinity Term Loans in full on the Trinity Closing Date.

The interest rate applicable to the 2023 Trinity Term Loans was the greater of (a) the Wall Street Journal (“WSJ”) Prime Rate plus 4.50% or (b) 12.75% per annum. The 2023 Trinity Term Loans were interest only from the Trinity Closing Date through 36 months from the Trinity Closing Date, which could have been extended to 48 months from the Trinity Closing Date upon the satisfaction of certain milestones set forth in the 2023 Trinity Term Loan Agreement, after which the Company was required to pay equal monthly installments of principal through November 13, 2028 (the “Maturity Date”).

The 2023 Trinity Term Loans could have been prepaid in full (i) from the Trinity Closing Date through November 13, 2024, with payment of a 3.00% prepayment premium, (ii) from November 13, 2024 through November 13, 2025, with payment of a 2.00% prepayment premium, and (iii) from November 13, 2025 through, but excluding, the Maturity Date, with payment of a 1.00% prepayment premium. On the Trinity Closing Date, the Company paid to Trinity a commitment fee of 1.00% of the original principal amount of the 2023 Trinity Term Loans. Upon repayment in full of the 2023 Trinity Term Loans, the Company paid to Trinity an end of term payment equal to $0.6 million.

The obligations under the 2023 Trinity Term Loan Agreement were secured by a perfected security interest in all of the Company’s assets except for certain customarily excluded property pursuant to the terms of the 2023 Trinity Term Loan Agreement.

The Company assessed the terms and features of the 2023 Trinity Term Loans and determined that the Company was eligible to elect the fair value option under ASC 825. The 2023 Trinity Term Loans contain various embedded features and the election of the fair value option allowed the Company to bypass analysis of potential embedded derivatives and further analysis of bifurcation of any recognized financial liabilities. Under the fair value option, the financial liability is initially measured at its fair value on the issue date and subsequently remeasured at estimated fair value on a recurring basis at each reporting date. Changes in the fair value of the 2023 Trinity Term Loans, which include accrued interest, if any, are recorded as a component of other expense (income) in the condensed consolidated statements of operations. The Company did not elect to present interest expense separately from changes in fair value and therefore did not present interest expense associated with the 2023 Trinity Term Loans. Any changes in fair value caused by instrument-specific credit risk were presented separately in other comprehensive income or loss if material.

In connection with the 2023 Trinity Term Loans, the Company entered into a Success Fee Agreement with Trinity which specifies the terms regarding a fee in the amount of 10% of the principal amount of the funded 2023 Trinity Term Loans (the “2023 Success Fee”). The 2023 Success Fee is payable upon the achievement of certain corporate development value-inflection milestones. The 2023 Success Fee survives the termination of the 2023 Trinity Term Loans and expires on the earlier of ten years, or payment in full in cash of the Success Fee. The 2023 Success Fee remains in effect after the termination of the 2023 Trinity Term Loans upon entry into the 2025 Trinity Term Loan Agreement and the draw of Tranche A.

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

Fair Value

The 2025 Trinity Term Loans are accounted for as a continuation of the original debt in accordance with ASC 450, and the Company continues to apply the fair value option under ASC 825, which was initially elected at the time of the 2023 Trinity Term Loan Agreement. The Company remeasured the 2025 Trinity Term Loans, 2025 Success Fee and 2023 Success Fee as of September 30, 2025 using a probability weighted income approach. The Company calculated the discounted cash flows of the 2025 Trinity Term Loans using a discount rate of 13.43% and adjusted for the probability of various repayment scenarios. The Company calculated the discounted cash flows of the 2023 Success Fee and 2025 Success Fee, (the “Success Fees”), using a discount rate of 13.43% then adjusted for the probability of achievement of certain corporate development value-inflection milestones. As of September 30, 2025, the Company recorded the Tranche A Loan at a fair value of $50.9 million and the Success Fees at $1.5 million in the consolidated balance sheet.

The following table reconciles the change in fair value of the 2023 Trinity Term Loans and 2025 Trinity Term Loans, (the “Trinity Term Loans”), during the nine months ended September 30, 2025 (in thousands):

Trinity Term Loans
Beginning fair value balance as of January 1, 2025	$43,942
Repayment of 2023 Term Loan	(40,612)
Beginning fair value balance of 2025 Trinity Term Loan on August 7, 2025	49,783
Change in fair value reported in statements of operations	627
Change in fair value reported in comprehensive loss	(2,888)
Ending fair value balance as of September 30, 2025	$50,852

The following table reconciles the change in fair value of the Trinity Term Loans during the three months ended September 30, 2025 (in thousands):

Trinity Term Loans
Beginning fair value balance as of July 1, 2025	$41,051
Repayment of 2023 Term Loan	(40,612)
Beginning fair value balance of 2025 Trinity Term Loan on August 7, 2025	49,783
Change in fair value reported in statements of operations	186
Change in fair value reported in comprehensive loss	444
Ending fair value balance as of September 30, 2025	$50,852

During the three and nine months ended September 30, 2025, the Company recorded $1.3 million and $3.9 million, respectively, of interest expense within change in fair value of term loans, all of which was paid as of September 30, 2025. During the three and nine months ended September 30, 2024, the Company recorded $1.3 million and $3.9 million, respectively, of interest expense within change in fair value of term loans, all of which was paid as of September 30, 2024.

The following table reconciles the change in fair value of the Success Fees liability during the nine months ended September 30, 2025 (in thousands):

Success Fees
Beginning fair value balance as of January 1, 2025	$930
Beginning fair value balance of 2025 Success Fee on August 7, 2025	217
Change in fair value of Success Fees	372
Ending fair value balance as of September 30, 2025	$1,519

The following table reconciles the change in fair value of the Success Fees liability during the three months ended September 30, 2025 (in thousands):

Success Fees
Beginning fair value balance as of July 1, 2025	$1,229
Beginning fair value balance of 2025 Success Fee on August 7, 2025	217
Change in fair value of Success Fees	73
Ending fair value balance as of September 30, 2025	$1,519

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

In December 2021, a regulatory milestone was triggered in connection with this agreement and therefore the Company recorded $3.0 million within research and development expenses in the consolidated statements of operations for the year ended December 31, 2021. The milestone fee was paid in January 2022 and classified as an investing cash outflow in the consolidated statements of cash flows. No additional milestone payments were triggered in connection with this agreement during the nine months ended September 30, 2025.

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

In March 2022, the Company’s clinical trial application, (“CTA”) filing for TSHA-102 for the treatment of Rett Syndrome was approved by Health Canada and therefore triggered a regulatory milestone payment in connection with this agreement. The Company recorded $1.0 million within research and development expenses and classified the payment as an investing cash outflow in the consolidated statements of cash flows. In May 2023, the Company dosed the first patient with TSHA-102 in the Phase 1/2 REVEAL trial evaluating the safety and preliminary efficacy of TSHA-102 in adult patients with Rett syndrome and therefore triggered a milestone payment in connection with the Abeona Rett Agreement. The Company recorded $3.5 million within research and development expenses in the condensed consolidated statements of operations for the year ended December 31, 2023. This milestone fee was paid in August 2023 and classified as an investing cash outflow in the consolidated statements of cash flows for the year ended December 31, 2023. No additional milestone payments were made or triggered in connection with this agreement during the nine months ended September 30, 2025.

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

On September 16, 2020, the Company’s stockholders approved the 2020 Stock Incentive Plan (“New Plan”), which became effective upon the execution of the underwriting agreement in connection with the IPO. The number of shares of common stock reserved for issuance under the New Plan automatically increases on January 1 of each year, for a period of ten years, from January 1, 2021, continuing through January 1, 2030, by 5% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Company’s board of directors (the “New Plan Evergreen Provision”). Pursuant to this provision, on January 1, 2025, the Company increased the number of shares of common stock reserved for issuance under the New Plan by 10,247,165 shares.

Furthermore, on September 16, 2020, the Company’s stockholders approved the Employee Stock Purchase Plan (“ESPP”), which became effective upon the execution of the underwriting agreement in connection with the IPO. The maximum number of shares of common stock that may be issued under the ESPP will not exceed 362,000 shares of common stock, plus the number of shares of common stock that are automatically added on January 1st of each year for a period of up to ten years, commencing on the first January 1 following the IPO and ending on (and including) January 1, 2030, in an amount equal to the lesser of (i) one percent (1.0%) of the total number of shares of capital stock outstanding on December 31st of the preceding calendar year, and (ii) 724,000 shares of common stock. Pursuant to this provision, on January 1, 2025 the Company increased the number of shares of common stock reserved for issuance under the ESPP by 724,000. The Company has issued an aggregate of 358,514 shares of common stock under the ESPP as of September 30, 2025.

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

The number of shares available for grant under the Company’s incentive plans were as follows:

	New	Inducement
	Plan	Plan	Total
Available for grant - January 1, 2025	701,430	2,999,700	3,701,130
Plan adjustments and amendments	10,247,165	—	10,247,165
Grants	(15,959,976)	(2,640,000)	(18,599,976)
Forfeitures	1,136,093	1,283,950	2,420,043
Available for grant net of reserve - September 30, 2025	(3,875,288)	1,643,650	(2,231,638)

In August 2025, the Company’s board of directors approved the grant of 5,765,000 PSUs (as defined below) under the New Plan that are eligible to vest upon the achievement of various clinical and regulatory performance conditions. The grant of these awards exhausted the existing share reserve under the New Plan, and the Company used 3,875,288 shares of the shares to be issued on January 1, 2026 under the New Plan Evergreen Provision, which is permissible under section 2(c) of the New Plan, which limits the number of shares of common stock that may be issued pursuant to awards but does not limit the granting of awards. The Company expects to increase the shares of common stock reserved for issuance under the New Plan to cover the deficit on January 1, 2026 pursuant to the New Plan Evergreen Provision.

Stock Options

For the three months ended September 30, 2025, a total of 345,000 shares of common stock under the Inducement Plan were awarded with a weighted-average grant date fair value per share of $2.09. For the nine months ended September 30, 2025, a total of 9,503,984 shares of common stock under the New Plan and the Inducement Plan were awarded with a weighted-average grant date fair value per share of $1.44. The stock options vest over one to four years and have a ten-year contractual term.

The following weighted-average assumptions were used to estimate the fair value of time-based vesting stock options that were granted during the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Risk-free interest rate	3.88%	3.99%	4.32%	4.04%
Expected dividend yield	—	—	—	—
Expected term (in years)	6.1	6.1	6.0	6.1
Expected volatility	90%	90%	89%	89%

The following table summarizes time-based vesting stock option activity during the nine months ended September 30, 2025:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Stock	Exercise	Contractual	Value
	Options	Price	Life (in years)	(in thousands)
Options outstanding at January 1, 2025	16,220,605	$3.29	8.7	$1,967
Options granted	9,503,984	1.89
Exercised	(110,228)	1.44
Options cancelled or forfeited	(1,931,407)	2.00
Options expired	(96,043)	2.13
Outstanding at September 30, 2025	23,586,911	$2.85	8.4	$31,133
Options exercisable at September 30, 2025	8,247,474	$4.55	7.5	$10,314

The aggregate intrinsic value in the above table is calculated as the difference between the fair value of the Company’s common stock at the respective reporting date and the exercise price of the stock options. As of September 30, 2025, the total unrecognized compensation related to unvested stock option awards granted was $19.6 million, which the Company expects to recognize over a weighted-average period of approximately 2.6 years.

Performance Stock Options

In February 2023, the Company issued options to purchase 70,235 shares of common stock to employees under the New Plan that contain performance-based vesting conditions, subject to continued employment through each anniversary and achievement of the performance conditions. The grant date fair value of these awards was not material. During the nine months ended September 30, 2025, 1,065 performance-based stock options were exercised. As of September 30, 2025, 57,281 of the shares subject to the performance-based options were vested and outstanding.

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

The Modified Options will vest over 3.0 years. The Company recognized stock-based compensation expense of $0.1 million and $0.4 million for the three and nine months ended September 30, 2025, respectively, related to the Modified Options. As of September 30, 2025, the total unrecognized compensation expense related to the Modified Options was $0.3 million, which the Company expects to recognize over a weighted average period of approximately 1.0 years using the accelerated attribution method. During the nine months ended September 30, 2025, 53,545 of the Modified Options were exercised. As of September 30, 2025, 1,463,110 of the Modified Options were outstanding, of which 452,007 were vested. No Modified Options vested during the nine months ended September 30, 2025.

Restricted Stock Units

For the nine months ended September 30, 2025, the Company issued 3,330,992 RSUs under the New Plan. The RSUs are subject to a service-based vesting condition. The service-based RSUs vest over a period of one to four year years. The Company at any time may accelerate the vesting of the RSUs. Such shares are not accounted for as outstanding until they vest.

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

The Company’s RSU activity for the nine months ended September 30, 2025 was as follows:

		Weighted
		Average
		Grant Date
	Number	Fair Value
	of Shares	per Share
Nonvested at January 1, 2025	4,549,154	$1.82
Restricted units granted	3,330,992	1.91
Vested	(1,246,218)	1.94
Cancelled or forfeited	(362,750)	2.40
Nonvested at September 30, 2025	6,271,178	$1.84

As of September 30, 2025, the total unrecognized compensation cost related to the unvested RSU's was $8.8 million which is expected to be amortized on a straight-line basis over a weighted-average period of approximately 2.7 years.

Performance-based Restricted Stock Units

In August 2025, the Company issued 5,765,000 performance-based restricted stock units (“PSUs”) to employees under the New Plan that are eligible to vest upon the achievement of certain clinical and regulatory performance conditions. The grant date fair value of the PSUs was $17.3 million, which is expected to be recognized at a point in time when achievement of the underlying performance conditions is considered probable, using management’s best estimates, which consider the inherent risk and uncertainty regarding the future outcomes of the performance conditions. During the three months ended September 30, 2025, no compensation expense was recorded related to the PSUs as achievement of the performance conditions was not considered probable. As of September 30, 2025, 5,765,000 of the PSUs were unvested and outstanding.

Employee Stock Purchase Plan

In February 2022, the Company’s board of directors authorized the first offering under the ESPP. Under the ESPP, eligible employees may purchase shares of Taysha common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods. An employee’s payroll deductions under the ESPP are limited to 15% of the employee’s compensation and employees may not purchase more than 1,800 shares of Taysha common stock during any offering period. During each of the three and nine months ended September 30, 2025 and 2024, stock-based compensation expense related to the ESPP was not material.

The following table summarizes the total stock-based compensation expense for the stock options, ESPP and RSUs recorded in the condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development expense	$1,601	$1,425	$4,483	$4,029
General and administrative expense	1,684	1,932	5,286	5,858
Total	$3,285	$3,357	$9,769	$9,887

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

The fair value adjustment as of September 30, 2025 was $0.5 million using the Black-Scholes-Merton option pricing model. As of September 30, 2025, 316,667 of the SSI Warrants have vested and are exercisable. No warrants were exercised during the period.

The Company estimated the fair value of the SSI Warrant liability using the following assumptions as of September 30, 2025:

Risk-free interest rate	3.63%
Expected dividend yield	—
Expected term (in years)	3.8
Expected volatility	93%
Market value of common stock (per share)	$3.27

The following table summarizes changes in the Company’s warrant liability during the nine months ended September 30, 2025 (in thousands):

Warrant Liability
Balance at January 1, 2025	$438
Change in fair value	463
Balance at September 30, 2025	$901

Note 11—Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Since the Company had a net loss in all periods presented, basic and diluted net loss per common share are the same.

In accordance with ASC 260, Earnings Per Share, shares issuable for little to no cash consideration should be included in the number of outstanding shares used to calculate basic loss per share as long as all conditions necessary for exercise are met. The 2023 Pre-Funded Warrants, the June 2024 Pre-Funded Warrants and the May 2025 Pre-Funded Warrants are therefore included as outstanding shares as of September 30, 2025 to calculate the weighted average number of shares outstanding to calculate basic loss per share.

The following table represents the calculation of basic and diluted net loss per common share for the three and nine months ended September 30, 2025 and 2024, respectively (in thousands, except share and per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(32,733)	$(25,524)	$(81,144)	$(70,513)
Weighted-average shares of common stock outstanding used to compute net loss per common share, basic and diluted	353,309,524	267,824,045	307,175,982	244,052,057
Net loss per common share, basic and diluted	$(0.09)	$(0.10)	$(0.26)	$(0.29)

The following common stock equivalents outstanding as of September 30, 2025 and 2024 were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti‑dilutive:

	September 30, 2025	September 30, 2024
Unvested RSUs	6,271,178	4,549,154
Stock options	25,107,302	16,985,006
SSI Warrants	316,667	316,667
Pre-Funded Warrants	—	63,223,199
Total	31,695,147	85,074,026

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

As of September 30, 2025, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2024.

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

In January 2024 and April 2024, the Company was named a nominal defendant in two putative stockholder derivative actions filed by stockholders of the Company in the Court of Chancery of the State of Delaware. The lawsuits have since been consolidated and a lead plaintiff has been appointed. In October 2024, the lead plaintiff filed an amended complaint asserting claims relating to the Company’s August 2023 Private Placement against (i) certain of the Company’s current and former directors and officers for breach of fiduciary duty and unjust enrichment; and (ii) certain participants in the Company’s August 2023 Private Placement for aiding and abetting breach of fiduciary duty and unjust enrichment. Among other things, the complaints seek an unspecified award of damages in the Company’s favor, plus pre-judgment and post-judgment interest, and an award to the plaintiffs for the costs and disbursement of the action, including fees for their attorneys and experts. The board of directors of the Company has formed a special litigation committee to investigate the claims and allegations in the amended complaint. On January 27, 2025, the court entered an order staying the litigation until June 30, 2025, while the special litigation committee conducts its investigation. On April 30, 2025, the court extended the stay until September 30, 2025. On August 29, 2025, the court again extended the stay until December 2, 2025. The Company has not recorded a liability related to these lawsuits because, at this time, the Company is unable to reasonably estimate possible losses or gains or determine whether an unfavorable outcome is either probable or remote.

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

Commitments

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its directors, officers, employees, licensors, suppliers and service providers. The Company’s maximum exposure under these arrangements is unknown at September 30, 2025. The Company does not anticipate recognizing any significant losses relating to these arrangements.

Note 14 – Retirement Plan

In July 2021, the Company adopted a 401(k) retirement savings plan that provides retirement benefits to all full-time employees. Eligible employees may contribute a percentage of their annual compensation, subject to Internal Revenue Service limitations. The Company contributed $0.1 million to the 401(k) retirement savings plan for each of the three months ended September 30, 2025 and 2024. The Company contributed $0.4 million to the 401(k) retirement savings plan for each of the nine months ended September 30, 2025 and 2024.

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

The following table presents significant segment expenses for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$—	$1,788	$4,288	$6,311
Less:
Research and development program expense
Program expense	14,366	4,673	26,737	20,159
Consultants and contractors expense	2,913	3,662	9,385	11,756
Compensation expense	11,111	9,283	33,231	26,707
Other segment expense(a)	4,343	9,694	16,079	18,202
Consolidated net loss	$(32,733)	$(25,524)	$(81,144)	$(70,513)

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

We have completed dosing of the 12 patients in Part A of both REVEAL trials, which includes eight patients in cohort two (high dose, 1x1015 total vg) and four patients in cohort one (low dose, 5.7x1014 total vg). As of the October 2025 data cutoff, TSHA-102 continues to be generally well tolerated with no treatment-related serious adverse events, or SAEs, or dose-limiting toxicities, or DLTs, in the 12 patients dosed in Part A of the REVEAL trials.

Part B is the pivotal phase of the trial, which includes the REVEAL Part B pivotal trial, a single-arm, open-label study evaluating the efficacy and safety of TSHA-102 in females with Rett syndrome, with each patient serving as their own control. Each participant will receive a single administration of the high dose (1x1015 total vg) of TSHA-102 delivered by lumbar intrathecal injection. The study will enroll 15 females aged 6 to <22 years in the developmental plateau population of Rett syndrome; these patients have an exceedingly low likelihood (0% to <6.7%) of gaining new or regaining developmental milestones that were lost after a defined number of years, based on our analysis of the NIH-funded International Rett Syndrome Foundation’s natural history study data. The primary endpoint will assess response rate, defined as the percentage of patients who gain or regain ≥ one developmental milestone from a list of 28 defined milestones across the core functional domains of communication, fine motor and gross motor, following TSHA-102. Standardized milestone assessments will be administered and captured on video at pre- and post-treatment timepoints, with determination of milestone gain/regain upon video-evidence review by independent, blinded central raters based on prespecified definitions of achievement for each milestone.

We have finalized FDA alignment on the REVEAL pivotal trial protocol and statistical analysis plan, which includes a 6-month interim analysis that may serve as the basis for Biologics License Application, or BLA, submission. Dosing of the first patient in the REVEAL pivotal trial is scheduled for Q4 2025, with enrollment of additional patients expected to continue at multiple sites this quarter.

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

In April 2024, the FDA granted Regenerative Medicine Advanced Therapy, or RMAT, designation for TSHA-102 in Rett syndrome following the FDA’s review of available safety and efficacy data from the first three patients with Rett syndrome dosed with the low dose of TSHA-102 in Part A of the REVEAL Phase 1/2 Adolescent and Adult trial and the REVEAL Phase 1/2 Pediatric trial. In September 2025, the FDA granted Breakthrough Therapy designation to TSHA-102 following the FDA’s review of positive clinical evidence across the 12 patients treated with TSHA-102 in Part A of the REVEAL Phase 1/2 trials. The FDA grants Breakthrough Therapy designation to expedite the development and regulatory review of an investigational therapy intended to treat a serious condition. A drug is eligible for this designation if it demonstrates preliminary clinical evidence of substantial improvement over available treatments in one or more clinically significant endpoints.

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

We have a limited operating history. Since our inception, our operations have focused on organizing and staffing our company, business planning, raising capital and entering into collaboration agreements for conducting preclinical and clinical development activities for our product candidates. Our lead product candidate is still in the clinical stage. We do not have any product candidates approved for sale and have not generated any revenue from product sales. Through September 30, 2025, we have funded our operations primarily through: (i) the sale of equity, raising an aggregate of $911.0 million of gross proceeds from our initial public offering, or the IPO, sales of common stock pursuant to our Sales Agreement (as defined below), our October 2022 follow-on offering, our 2023 private placement, our June 2024 Offering (as defined below) and our May 2025 Offering (as defined below); (ii) pre-IPO private placements of our convertible preferred stock; (iii) our Term Loan Agreement (as defined below) and subsequently the 2025 Trinity Term Loan Agreement (as defined below); and (iv) the Astellas Transactions.

On November 13, 2023, or the 2023 Trinity Closing Date, we entered into a Loan and Security Agreement, or the 2023 Trinity Term Loan Agreement, by and among us, the lenders party thereto from time to time, or the Trinity Lenders, and Trinity Capital Inc., as administrative agent and collateral agent for the Trinity Lenders, or Trinity. The 2023 Trinity Term Loan Agreement provided for, on the Trinity Closing Date, $40.0 million aggregate principal amount of term loans, or, collectively, the 2023 Trinity Term Loans. We drew the 2023 Trinity Term Loans in full on the Trinity Closing Date. On August 7, 2025, we entered into the 2025 Trinity Term Loan Agreement (as defined below) with the 2025 Trinity Lenders (as defined below). We drew $50.0 million in term loans on the Trinity Refinance Date (as defined below). The existing 2023 Trinity Term Loan Agreement with the Trinity Lenders was terminated and the existing 2023 Trinity Term Loans were repaid in full concurrently with entry into the 2025 Trinity Term Loans (as defined below).

Since our inception, we have incurred significant operating losses. Our net losses were $81.1 million for the nine months ended September 30, 2025. As of September 30, 2025, we had an accumulated deficit of $683.4 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

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

Clinical and Regulatory Update on TSHA-102

On May 28, 2025, we announced new clinical data from Part A of the REVEAL Phase 1/2 Adolescent/Adult and Pediatric trials evaluating TSHA-102 in Rett syndrome, as well as key elements of the REVEAL pivotal Part B trial design for TSHA-102 following written alignment from the FDA. The alignment reached with the FDA was supported by our analysis of the longitudinal Rett syndrome natural history study, or NHS, data from the International Rett Syndrome Foundation, or IRSF, as well as clinical data from the ongoing REVEAL Phase 1/2 trials. Subsequently, we commenced site activation activities for the REVEAL pivotal trial in accordance with previously aligned upon key design elements, following receipt of a No Objection Letter, or NOL, from Health Canada and feedback from the FDA. In October 2025, we announced that we finalized alignment with the FDA on the REVEAL pivotal trial protocol and statistical analysis plan, or SAP, that are intended to support the planned BLA submission for TSHA-102 following the resolution of remaining clinical and statistical queries. The previously aligned upon key design elements for the REVEAL pivotal trial protocol and SAP in support of the planned BLA submission remain unchanged.

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

Regulatory Update and Pivotal Part B Trial Design

On May 28, 2025, we announced that we obtained written alignment from the FDA on key elements of our pivotal Part B REVEAL clinical trial design, following formal discussions enabled by the RMAT mechanism. Per guidance from the FDA, we submitted our IND application amendment to the FDA and CTA amendment to Health Canada in the second quarter of 2025. Taysha commenced site activation activities for the REVEAL pivotal trial, following receipt of a NOL from Health Canada and feedback from the FDA. In October 2025, we announced that we finalized alignment with the FDA on the REVEAL pivotal trial protocol and SAP that are intended to support the planned BLA submission for TSHA-102, following the resolution of remaining clinical and statistical queries. Previously aligned upon key design elements remain unchanged, including a 6-month interim analysis that may serve as the basis for the BLA submission, which was enabled by the rigorous, objective evaluation criteria used to evaluate developmental milestone achievement in Part A of the REVEAL Phase 1/2 trials and the unprecedented, based on natural history, response rate seen at six months post-treatment with TSHA-102 that deepened over time. We believe the 6-month interim analysis has the potential to expedite our BLA submission for TSHA-102 by at least two full quarters.

The REVEAL pivotal trial is a single-arm, open-label trial that will enroll 15 females aged 6 to <22 years who are in the developmental plateau population of Rett syndrome. Each patient will serve as their own control, and the primary endpoint will assess response rate, defined as the percentage of patients who gain or regain ≥ one developmental milestone from a list of 28 defined milestones across the core functional domains of communication, fine motor and gross motor, following TSHA-102. A response rate of 33% (5 out of 15 patients) is the minimum threshold for success sufficient to reject the null hypothesis. Based on our natural history data analysis, the null hypothesis is that one out of 15 patients aged ≥ 6 years may gain/regain one of the 28 natural history defined developmental milestone without treatment, corresponding to a response rate of 6.7%.

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

Key secondary endpoints in the REVEAL pivotal trial include the average number of total developmental milestones gained or regained per patient following TSHA-102, as well as clinician-assessed outcome measures, including the Revised Motor Behavior Assessment, or R-MBA, and Clinician Global Impression – Improvement, or CGI-I. Dosing of the first patient in the REVEAL pivotal trial is scheduled for Q4 2025, with enrollment of additional patients expected to continue at multiple sites this quarter.

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

Clinical Data from Part A of Ongoing REVEAL Phase 1/2 Adolescent/Adult and Pediatric Trials from May 2025 Data Cutoff

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

In October 2025, we announced results from a new supplemental data analysis that provide supportive evidence of additional functional gains in skills and improvements across core disease characteristics outside of the 28 natural history defined developmental milestones that further reinforce TSHA-102’s consistent, multi-domain impact on activities of daily living. Skills and improvements were derived from structured, validated scales administered in Part A. Findings demonstrated that in addition to the developmental milestones achieved across the treatment cohort in Part A, all patients gained multiple additional functional skills/improvements across the domains of communication, fine motor, gross motor and autonomic function post-TSHA-102. A total of 165 additional skills/improvements were achieved across the 10 patients, further supporting the potential broad and consistent therapeutic impact of TSHA-102 on functional abilities and activities of daily living that are important to caregivers and clinicians.

The supplemental data analysis was based on additional skills and improvements achieved in core disease characteristics outside of the natural history defined developmental milestones that were derived from structured efficacy scales assessed in Part A that are validated in Rett syndrome. The scales include the Adapted Mullen Scales of Early Learning (MSEL-A) evaluating defined communication skills (N=5 patients with available data), the Revised Motor Behavior Assessment (R-MBA) evaluating specific Rett syndrome disease characteristics (N=10 patients with available data), and the Observer-Reported Communication Ability (ORCA) evaluating communication skills (N=5 patients with available data).

A summary of the skills and improvements achieved across cored disease characteristics outside of the the natural history defined developmental milestones is summarized in the chart below:

Examples of multi-domain foundational gains and improvements demonstrated post-TSHA-102 impacting activities of daily living, based on developmental milestones and additional skills/improvements achieved are summarized in the chart below:

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

R-MBA mean score change post-TSHA-102 is relative to baseline; lower score=improvement from baseline

In both the high dose and low dose cohorts of the TSHA-102 REVEAL clinical trials, TSHA-102 was generally well tolerated with no treatment-related serious adverse events, or SAEs, or dose limiting toxicities, or DLTs, as of the October 2025 data cutoff for 12 patients aged 6-21 years (high dose, N=8; low dose, N=4).

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

On April 2, 2020, we amended the UT Southwestern Agreement to include the addition of another licensed product and certain indications, and a right of first refusal to us over certain patient dosing patents. No additional consideration was transferred in connection with this amendment. In March 2022, we and UT Southwestern mutually agreed to revise the payment schedules and current performance expectations of the current sponsored research agreements under the UT Southwestern Agreement and defer payments by fifteen months. In December 2023, we and UT Southwestern mutually agreed to terminate specific sponsored research agreements. There are no outstanding payments due for these terminated programs as of September 30, 2025.

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

In December 2021, our CTA filing for TSHA-118 for the treatment of CLN1 disease was approved by Health Canada and therefore triggered a $3.0 million regulatory milestone payment in connection with the Abeona CLN1 Agreement. No additional milestone payments were made or triggered during the nine months ended September 30, 2025.

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

In March 2022, our CTA filing for TSHA-102 for the treatment of Rett Syndrome was approved by Health Canada and therefore triggered a regulatory milestone payment of $1.0 million in connection with the Rett Agreement. In May 2023, we dosed the first patient with TSHA-102 in the Phase 1/2 REVEAL trial evaluating the safety and preliminary efficacy of TSHA-102 in adult patients with Rett syndrome and therefore triggered a milestone payment of $3.5 million in connection with the Rett Agreement, which was paid in August 2023. No additional milestone payments were made during the nine months ended September 30, 2025.

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

TSHA-102 Rett Syndrome

Under the Option Agreement, we also granted to Astellas an exclusive option to obtain an exclusive, worldwide, royalty and milestone-bearing right and license (A) to Exploit any Rett Product (as defined below), and (B) under any intellectual property rights controlled by us or any of our affiliates with respect to such Exploitation, or the Rett Option. Subject to certain extensions, the Rett Option was exercisable from the Effective Date through a specified period of time following Astellas’ receipt of (1) certain clinical data from the female pediatric trial and (2) certain specified data with respect to TSHA-102, such data package the “Rett Data Package” and such period the Rett Option Period, related to (i) the product known, as of the Effective Date, as TSHA-102 and any backup products with respect thereto for use in the treatment of Rett syndrome, and (ii) any other gene therapy product for use in the treatment of Rett syndrome that is controlled by us or any of our affiliates or with respect to which we or any of our affiliates controls intellectual property rights covering the Exploitation thereof, or a Rett Product. We delivered the Rett Data Package to Astellas in mid-2025. Under the Option Agreement, Astellas was required to decide whether to exercise the Rett Option within 90 days after Astellas’ receipt of the Rett Data Package. In October 2025, the Rett Option expired without being exercised. Following the expiration of the Option Agreement, we now hold unencumbered rights to the TSHA-102 program.

Components of Results of Operations

Revenue

Revenue for the nine months ended September 30, 2025 and 2024 was derived from the Astellas Transactions. We recognize revenue as research and development activities related to our Rett program are performed. Revenue related to the material rights associated with the Rett Option and must be recognized at a point in time when the option is exercised or the option period expires.

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

Other Income (Expense)

Other income (expense) consists primarily of dividends earned from our money market fund and interest income on our cash and cash equivalents, interest expense on borrowings under the Trinity Term Loans (as defined below), and non-cash changes in the fair value of our outstanding warrant liability and the Trinity Term Loans.

Results of Operations

Results of Operations for the Three Months ended September 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended September 30, 2025 and 2024 (in thousands):

	For the Three Months Ended September 30,
	2025	2024
Revenue	$—	$1,788
Operating expenses:
Research and development	25,745	14,946
General and administrative	8,279	7,902
Impairment of long-lived assets	—	4,838
Total operating expenses	34,024	27,686
Loss from operations	(34,024)	(25,898)
Other income (expense):
Change in fair value of warrant liability	(292)	75
Change in fair value of term loan	(1,534)	(1,703)
Interest income	3,169	2,107
Interest expense	(15)	(24)
Other expense	(37)	(81)
Total other income, net	1,291	374
Net loss	$(32,733)	$(25,524)

Revenue

Revenue related to the Astellas Transactions was zero for the three months ended September 30, 2025, compared to $1.8 million for the three months ended September 30, 2024. The revenue recorded for the three months ended September 30, 2024 was the result of Rett research and development activities performed during the period.

Research and Development Expenses

Research and development expenses were $25.7 million for the three months ended September 30, 2025, compared to $14.9 million for the three months ended September 30, 2024. The $10.8 million increase was primarily driven by BLA-enabling process performance qualification manufacturing initiatives, clinical trial activities from the Rett syndrome REVEAL adolescent/adult and pediatric trials and higher compensation expenses during the three months ended September 30, 2025.

General and Administrative Expenses

General and administrative expenses were $8.3 million for the three months ended September 30, 2025, compared to $7.9 million for the three months ended September 30, 2024. The increase of $0.4 million was primarily due to debt issuance costs incurred in connection with the 2025 Trinity Term Loans that are recorded in general and administrative expense under the fair value option and was partially offset by lower legal and professional fees.

Other Income (Expense)

Change in fair value of warrant liability

Change in fair value of warrant liability was a non-cash expense totaling $0.3 million for the three months ended September 30, 2025 related to the SSI Warrants (as defined below). Change in fair value of warrant liability was a non-cash gain totaling $0.1 million for the three months ended September 30, 2024 due to the increase in the fair value of the common stock underlying the SSI Warrants.

Change in fair value of term loan

We elected the fair value option for the Trinity Term Loans and changes to fair value, other than changes that were directly attributed to instrument-specific credit risk, were recorded as a component of other income (expense). The change in fair value was $1.5 million of expense for the three months ended September 30, 2025 compared to $1.7 million of expense for the three months ended September 30, 2024.

Interest Income

Interest income was $3.2 million for the three months ended September 30, 2025 compared to $2.1 million for the three months ended September 30, 2024. The increase in income was attributable to higher dividends earned from our money market fund and higher interest earned on our savings account due to the May 2025 financing proceeds.

Results of Operations for the Nine Months ended September 30, 2025 and 2024

The following table summarizes our results of operations for the nine months ended September 30, 2025 and 2024 (in thousands):

	For the Nine Months Ended September 30,
	2025	2024
Revenue	$4,288	$6,311
Operating expenses:
Research and development	61,451	50,676
General and administrative	25,035	22,324
Impairment of long-lived assets	—	4,838
Total operating expenses	86,486	77,838
Loss from operations	(82,198)	(71,527)
Other income (expense):
Change in fair value of warrant liability	(463)	(67)
Change in fair value of term loan	(4,525)	(4,035)
Interest income	6,354	5,240
Interest expense	(51)	(80)
Other expense	(261)	(44)
Total other income, net	1,054	1,014
Net loss	$(81,144)	$(70,513)

Revenue

Revenue related to the Astellas Transactions was $4.3 million for the nine months ended September 30, 2025, compared to $6.3 million for the nine months ended September 30, 2024. The revenue recorded is the result of Rett research and development activities performed during the respective nine month periods ended September 30, 2025 and 2024.

Research and Development Expenses

Research and development expenses were $61.5 million for the nine months ended September 30, 2025, compared to $50.7 million for the nine months ended September 30, 2024. Compensation expenses increased during the nine months ended September 30, 2025 as a result of higher research and development headcount. Clinical trial expenses also increased during the nine months ended September 30, 2025 due to ongoing clinical trial efforts in the Rett REVEAL adolescent/adult and pediatric studies.

General and Administrative Expenses

General and administrative expenses were $25.0 million for the nine months ended September 30, 2025, compared to $22.3 million for the nine months ended September 30, 2024. The increase of $2.7 million was primarily due to debt issuance costs incurred in connection with the 2025 Trinity Term Loan that are recorded in general and administrative expense under the fair value option as well as higher compensation expenses and legal and professional fees.

Other Income (Expense)

Change in fair value of warrant liability

Change in fair value of warrant liability was a non-cash loss totaling $0.5 million for the nine months ended September 30, 2025 related to the SSI Warrants (as defined below). Change in fair value of warrant liability was a non-cash loss totaling $0.1 million for the nine months ended September 30, 2024.

Change in fair value of term loan

We elected the fair value option for the Trinity Term Loans and changes to fair value, other than changes that were directly attributed to instrument-specific credit risk, were recorded as a component of other income (expense). The change in fair value was $4.5 million of expense for the nine months ended September 30, 2025 compared to $4.0 million of expense for the nine months ended September 30, 2024.

Interest Income

Interest income was $6.4 million for the nine months ended September 30, 2025 compared to $5.2 million for the nine months ended September 30, 2024. The increase in income was attributable higher dividends earned from our money market fund and higher interest earned on our savings account due to the May 2025 financing proceeds.

Liquidity and Capital Resources

Overview

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses. As of September 30, 2025, we had cash and cash equivalents of $297.3 million. We have funded our operations primarily through equity financings, raising an aggregate of $911.0 million in gross proceeds from equity financings, including from pre-IPO private placements of convertible preferred stock, our IPO, and subsequent sales of common stock in public and private securities offerings, our term loans and the Astellas Transactions.

On August 7, 2025, or the Trinity Refinance Date, we entered into a Loan and Security Agreement, or the 2025 Trinity Term Loan Agreement, by and among us, the lenders party thereto from time to time, or the New Trinity Lenders, and Trinity Capital Inc., as administrative agent and collateral agent for the New Trinity Lenders, or Trinity. The 2025 Trinity Term Loan Agreement provides for (i) on the Trinity Refinance Date, $50.0 million aggregate principal amount of term loans, or Tranche A (ii) from the Trinity Refinance Date until March 31, 2028 an additional $25.0 million term loan facility contingent on delivering evidence satisfactory to Trinity that we have submitted a biologics license application, or BLA, acceptance to the FDA for TSHA-102 in Rett Syndrome, or Tranche B, (iii) from the Trinity Refinance Date until March 31, 2029, an additional $25.0 million term loan facility contingent on delivering evidence satisfactory to Trinity that we have received BLA approval from the FDA for TSHA-102 in Rett Syndrome (collectively, the “2025 Trinity Term Loans” and, together with the 2023 Trinity Term Loans, the “Trinity Term Loans”). We drew $50.0 million in term loans on the Trinity Refinance Date. The existing 2023 Trinity Term Loan Agreement was terminated and the existing 2023 Trinity Term Loans were repaid concurrently with entry into the 2025 Trinity Term Loan Agreement and the draw of Tranche A. The interest rate applicable to the 2025 Trinity Term Loans is the greater of (a) the WSJ Prime Rate plus 4.00% or (b) 11.50% per annum. The 2025 Trinity Term Loans are interest only from the Trinity Refinance Date through 48 months from the Trinity Refinance Date, which may be extended to 60 months from the Trinity Refinance Date upon the satisfaction of certain milestones set forth in the 2025 Trinity Term Loan Agreement, after which we are required to pay equal monthly installments of principal through August 1, 2030, or the New Maturity Date.

The 2025 Trinity Term Loans may be prepaid in full (i) from the Trinity Refinance Date through August 7, 2026, with payment of a 3.00% prepayment premium, (ii) from August 8, 2026 through August 7, 2027, with payment of a 2.00% prepayment premium, and (iii) from August 8, 2027 through, but excluding, the New Maturity Date, with payment of a 1.00% prepayment premium. Upon repayment in full of the 2025 Trinity Term Loans, we will pay to Trinity an end of term payment equal to 5.00% of the original principal amount of the 2025 Trinity Term Loans.

In connection with the 2025 Trinity Term Loan Agreement, we entered into a Success Fee Agreement with Trinity which specifies the terms regarding a fee in the amount of $0.5 million plus 5% of the principal amount of the funded 2025 Trinity Term Loans under Tranche B, or the 2025 Success Fee. The 2025 Success Fee is payable upon the achievement of certain corporate development value-inflection milestones. The 2025 Success Fee survives the termination of the 2025 Trinity Term Loans and expires on the earlier of ten years from the Trinity Refinance Date, or payment in full in cash of the 2025 Success Fee.

The obligations under the 2025 Trinity Term Loan Agreement are secured by a perfected security interest in all of our assets except for certain customarily excluded property pursuant to the terms of the 2025 Trinity Term Loan Agreement. There are no financial covenants and no warrants associated with the 2025 Trinity Term Loan Agreement. The 2025 Trinity Term Loan Agreement contains various covenants that limit our ability to engage in specified types of transactions without the consent of Trinity and the New Trinity Lenders which include, among others, incurring or assuming certain debt; merging, consolidating or acquiring all or substantially all of the capital stock or property of another entity; changing the nature of our business; changing our organizational structure or type; licensing, transferring or disposing of certain assets; granting certain types of liens on our assets; making certain investments; and paying cash dividends.

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

As of September 30, 2025, our material cash requirements consisted of $26.0 million in total lease payments under our noncancelable leases for equipment, laboratory space and office space. These leases are described in further detail in Note 5 to our unaudited condensed consolidated financial statements located in “Part I – Financial Information, Item 1. Financial Statements” in this

Quarterly Report on Form 10-Q. Our most significant purchase commitments consist of approximately $25.2 million in cancellable purchase obligations to our CROs and other clinical trial vendors.

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

Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes many years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of product candidates that we do not expect to be commercially available in the near term, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the terms of these equity securities or this debt may restrict our ability to operate. The 2025 Trinity Term Loan Agreement contains negative covenants, including, among other things, restrictions on indebtedness, liens investments, mergers, dispositions, prepayment of other indebtedness and dividends and other distributions. Any future additional debt financing and equity financing, if available, may involve agreements that include covenants limiting and restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, entering into profit-sharing or other arrangements or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us.

Cash Flows

The following table shows a summary of our cash flows for the nine months ended September 30, 2025 and 2024 (in thousands):

	For the Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(66,368)	$(62,917)
Net cash used in investing activities	(357)	(376)
Net cash provided by financing activities	225,033	77,041
Net change in cash, cash equivalents and restricted cash	$158,308	$13,748

Operating Activities

For the nine months ended September 30, 2025, our net cash used in operating activities of $66.4 million primarily consisted of a net loss of $81.1 million, primarily attributable to our spending on research and development expenses. The net loss of $81.1 million was partially offset by adjustments for non-cash items, primarily stock-based compensation expense of $9.8 million and other non-cash items of $3.3 million, net. Additional cash used in operating assets and liabilities of $1.7 million was primarily attributable to decreases in deferred revenue and partially offset by increases in accrued expenses and accounts payable.

For the nine months ended September 30, 2024, our net cash used in operating activities of $62.9 million primarily consisted of a net loss of $70.5 million, primarily attributable to our spending on research and development expenses. The net loss of $70.5 million was partially offset by adjustments for non-cash items, primarily stock-based compensation expense of $9.9 million, an impairment charge of $4.8 million related to the North Carolina manufacturing facility and other non-cash items of $2.8 million, net. Additional cash used in operating assets and liabilities of $9.9 million was primarily attributable to a decrease in deferred revenue of $6.3 million.

Investing Activities

During the nine months ended September 30, 2025, investing activities used $0.4 million of cash primarily attributable to the purchase of lab equipment and computer equipment.

During the nine months ended September 30, 2024, investing activities used $0.4 million of cash primarily attributable to the purchase of lab equipment.

Financing Activities

During the nine months ended September 30, 2025, financing activities provided $225.0 million of cash, which is primarily attributable to the closing of the May 2025 Offering and net proceeds from the 2025 Trinity Term Loans.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

In January 2024 and April 2024, the Company was named a nominal defendant in two putative stockholder derivative actions filed by stockholders of the Company in the Court of Chancery of the State of Delaware. The lawsuits have since been consolidated and a lead plaintiff has been appointed. In October 2024, the lead plaintiff filed an amended complaint asserting claims relating to the Company’s August 2023 Private Placement against (i) certain of the Company’s current and former directors and officers for breach of fiduciary duty and unjust enrichment; and (ii) certain participants in the Company’s August 2023 Private Placement for aiding and abetting breach of fiduciary duty and unjust enrichment. Amont other things, the complaints seek an unspecified award of damages in the Company’s favor, plus pre-judgment and post-judgment interest, and an award to the plaintiffs for the costs and disbursement of the action, including fees for their attorneys and experts. The board of directors of the Company has formed a special litigation committee to investigate the claims and allegations in the amended complaint. On January 27, 2025, the court entered an order staying the litigation until June 30, 2025, while the special litigation committee conducts its investigation. On April 30, 2025, the court extended the stay until September 30, 2025. On August 29, 2025, the court again extended the stay until December 2, 2025. The Company has not recorded a liability related to these lawsuits because, at this time, the Company is unable to reasonably estimate possible losses or gains or determine whether an unfavorable outcome is either probable or remote.

In connection with an investigation captioned In the Matter of Taysha Gene Therapies, Inc. (D-04192), Taysha and certain of its officers and directors received subpoenas in late 2024 from the United States Securities and Exchange Commission, or the SEC, for materials relating to Taysha’s August 2023 PIPE and certain public offerings. Production of materials in response to the subpoenas was completed in April 2025. The SEC investigation is neither a determination that the Company or any individuals have violated any law nor a charge of any wrongdoing.

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

Other legislative changes have been proposed and adopted since the ACA was enacted. For example, on July 4, 2025, the annual reconciliation bill, the "One Big Beautiful Bill Act", or the OBBBA, was signed into law which, is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. OBBBA also narrows access to ACA marketplace exchange enrollment and declines to extend the ACA enhanced advanced premium tax credits, set to expire at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. Additional changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute, will remain in effect until 2032, unless additional congressional action is taken. These laws may result in additional reductions in Medicare and other healthcare funding, which could have an adverse effect on customers for our product candidates, if approved, and, accordingly, our financial operations. Additionally, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024.

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

We expect that these and other healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved drug. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our drugs. The current Trump administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, Centers for Medicare & Medicaid Services and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, on September 30, 2025, the current administration announced the first agreement with a major pharmaceutical company that requires the drug manufacturer to offer, through a direct to consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions include, for example, (1) directives to reduce agency workforce and cut programs, (2) rescinding a Biden administration executive order tasking the Center for Medicare & Medicaid Innovation to consider new payment and healthcare models to limit drug spending, (3) eliminating the Biden administration’s executive order that directed HHS to establishing an AI task force and developing a strategic plan, (4) directing HHS to lower prescription drug costs for Medicare through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products, (5) imposing tariffs of imported pharmaceutical products, (6) directing certain federal agencies to enforce existing law regarding hospital and plan price transparency and by standardizing prices across hospitals and health plans and (7) as part of the Make America Healthy Again (MAHA) Commission’s recent Strategy Report, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo, the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA.

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

Disruptions at the FDA and other agencies and comparable regulatory authorities may also slow the time necessary for new drugs or biologics to be reviewed and/or approved by necessary government agencies and regulatory authorities, which would adversely affect our business. For example, over the last several years, including most recently in October 2025, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If the current government shutdown continues or a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

The ability of the FDA and other government agencies to properly administer their functions is highly dependent on the levels of government funding and the ability to fill key leadership appointments, among various factors. Delays in filling or replacing key positions could significantly impact the ability of the FDA and other agencies to fulfill their functions, and could greatly impact healthcare and the pharmaceutical industry. In addition, the current administration has implemented substantial reductions in force at various government agencies including the FDA, which could significantly reduce the FDA’s capacity to perform its functions in a manner consistent with its past practices and could delay reviews and negatively impact our business. There is increased uncertainty as to how the FDA and other regulatory agencies will regulate our products.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent Sales of Unregistered Equity Securities

None.

(b) Use of Proceeds

None.

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

10.1*†+

Loan and Security Agreement, dated August 7, 2025, by and among the Company, the lenders from time to time party thereto as lenders, and Trinity Capital Inc. as administrative agent and collateral agent.

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

Taysha Gene Therapies, Inc.

Date: November 4, 2025	By:	/s/ Sean Nolan
Sean Nolan
Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2025	By:	/s/ Kamran Alam
Kamran Alam
Chief Financial Officer (Principal Financial and Accounting Officer)