Form 10-K
period 2025-12-31
Taysha Gene Therapies, Inc.
filed 2026-03-19
CIK 1806310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

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

As of June 30, 2025, the aggregate market value of the common stock of the registrant held by non-affiliates was: $544.8 million.

As of March 19, 2026, the registrant had 287,269,885 shares of common stock, $0.00001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the 2026 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the year ended December 31, 2025.

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

We are evaluating TSHA-102 for the treatment of females with Rett syndrome in our REVEAL and ASPIRE clinical trials.

The REVEAL Phase 1/2 Adolescent and Adult Trial, also known as Part A, is a first-in-human, open-label, randomized, dose-escalation and dose-expansion study evaluating the safety and preliminary efficacy of TSHA-102 as a single lumbar intrathecal administration in adolescent and adult females aged 12 years and older with Rett syndrome due to MECP2 loss-of-function mutation. The trial is taking place in Canada and the United States. A total of six participants aged 15 to 21 years were treated with TSHA-102 in this study, and enrollment for this trial is complete. Part A also includes the REVEAL Phase 1/2 Pediatric Trial, which is a first-in-human, open-label, randomized, dose-escalation and dose-expansion study evaluating the safety and preliminary efficacy of TSHA-102 as a single lumbar intrathecal administration in pediatric females aged 5 to 8 years with Rett syndrome due to MECP2 loss-of-function mutation. The trial is taking place in the United States and Canada. A total of six participants aged 6 to 8 years were treated with TSHA-102 in this study, and enrollment for this trial is also complete.

We have completed dosing of the 12 patients in Part A of both REVEAL trials, which includes eight patients in cohort two (high dose, 1x1015 total vg) and four patients in cohort one (low dose, 5.7x1014 total vg). We reported positive clinical data in May 2025, demonstrating that the first 10 patients gained or regained one or more developmental milestone across communication, fine motor and gross motor function following TSHA-102 as of the May 19, 2025 data cutoff. Patients also showed improvements across multiple standardized Rett syndrome assessments. There have been no treatment-related serious adverse events or dose-limiting toxicities across the 12 participants treated with TSHA-102 as of the March 2026 data cutoff. An update on longer-term safety and efficacy data from the Part A REVEAL Phase 1/2 trials is expected in the second quarter of 2026.

The TSHA-102 clinical development program is designed to support the potential future approval of TSHA-102 for a broad population of patients aged 2 years and older with Rett syndrome through an efficient and rigorously designed pathway. In close collaboration with the United States Food and Drug Administration, or FDA, we designed the TSHA-102 pivotal program so that efficacy data from the REVEAL pivotal trial in participants aged 6 to <22 years who have reached developmental plateau can be used to represent patients aged 2 to <6 years, while safety data in younger children are generated through the separate ASPIRE trial to support the potential for a broad label for TSHA-102.

The REVEAL pivotal trial, also known as Part B, is a single-arm, open-label study evaluating the efficacy and safety of TSHA-102 in females with Rett syndrome, with each patient serving as their own control. Each participant will receive a single administration of the high dose (1x1015 total vg) of TSHA-102 delivered by lumbar intrathecal injection. The study will enroll 15 females aged 6 to <22 years in the developmental plateau population of Rett syndrome; these patients have an exceedingly low likelihood (0% to <6.7%) of gaining new or regaining developmental milestones that were lost after a defined number of years, based on our analysis of the National Institutes of Health, or NIH, -funded International Rett Syndrome Foundation’s natural history study data. The primary endpoint will assess response rate, defined as the percentage of patients who gain or regain at least one developmental milestone from a list of 28 defined milestones across the core functional domains of communication, fine motor and gross motor, following administration of TSHA-102. Standardized milestone assessments will be administered and captured on video at pre- and post-treatment timepoints, with determination of milestone gain/regain upon video-evidence review by independent, blinded central raters based on prespecified definitions of achievement for each milestone.

We have finalized FDA alignment on the REVEAL pivotal trial protocol and statistical analysis plan, which includes a 6-month interim analysis that may serve as the basis for a biologics license application, or BLA, submission. Multiple patients have been dosed in the REVEAL pivotal trial, with the first patient dosed in the fourth quarter of 2025. Additional patient enrollment continues to advance across multiple clinical trial sites. There have been no treatment-related serious adverse events or dose-limiting toxicities across the participants treated with TSHA-102 in the REVEAL pivotal trial as of the March 2026 data cutoff. We expect to complete dosing of all patients in the REVEAL pivotal trial in the second quarter of 2026.

We also obtained written alignment from the FDA on an extrapolation approach in a separate safety-focused study, which we refer to as the ASPIRE trial, and the data for inclusion in the planned BLA submission to enable potential broad labeling of TSHA-102 for patients aged ≥2 years with Rett syndrome. ASPIRE will enroll three females aged 2 to <4 years with Rett syndrome to evaluate the safety and preliminary efficacy of a single intrathecal administration of high dose TSHA-102 (1x1015 total vg), scaled to account for the lower brain volume in 2 to <4‑year‑olds. A minimum of three months of ASPIRE safety data will be included in the planned BLA submission, while efficacy in the 2 to <6-year-old population will be extrapolated from data collected in the REVEAL pivotal trial, to support the potential for a broad label for TSHA-102 in patients aged ≥2 years with Rett syndrome. We expect to complete dosing in the ASPIRE trial in the second quarter of 2026.

We reached written alignment with the FDA on Chemistry, Manufacturing and Controls requirements to support a planned BLA submission for TSHA-102 following a Type C meeting. We further aligned with the FDA on our proposed comparability approach between TSHA-102 material derived from the clinical and final commercial manufacturing processes. The FDA agreed that this approach may support pooling data from the REVEAL Phase 1/2 trials with data from the ongoing REVEAL pivotal and ASPIRE trials for the planned BLA submission. The FDA also endorsed our proposed Process Performance Qualification, or PPQ, campaign strategy to support process validation for the BLA submission, including the stability data package, the potency assay strategy, and the execution of BLA-enabling PPQ lots using the commercial manufacturing process. We plan to initiate our PPQ campaign in the second quarter of 2026.

We have received orphan drug designation and rare pediatric disease designation from the FDA and orphan drug designation from the European Commission for TSHA-102 for the treatment of Rett syndrome. We also received Fast Track Designation from the FDA for TSHA-102 for the treatment of Rett syndrome. In February 2024, we received Innovative Licensing and Access Pathway, or ILAP, designation for TSHA-102 from the U.K. Medicines and Healthcare Products Regulatory Agency. The ILAP aims to facilitate patient access to novel treatments by accelerating time to market through opportunities for enhanced engagements with U.K. regulatory authorities and other stakeholders.

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

Currently, there are no approved disease-modifying therapies that treat the genetic root cause of Rett syndrome, and there is a significant unmet medical need. The estimated addressable patient population with typical Rett syndrome caused by a pathogenic/likely pathogenic MECP2 mutation is between 15,000 and 20,000 patients in the United States, European Union and United Kingdom. Within the U.S. specifically, patient estimates range from 6,000 to 9,000 based on claims data and epidemiology data. Completed U.S. market research demonstrates strong clinician and caregiver demand and anticipated broad adoption of TSHA-102 across pediatric, adolescent and adult patients with Rett syndrome. The research also indicates a clear preference for intrathecal administration, which is viewed as familiar, accessible and scalable, enabling the potential to safely and efficiently treat patients across institutions.

Natural History Study

The National Health Service, or NHS, dataset from the International Rett Syndrome Foundation, or IRSF, contains data from approximately 1,100 females with confirmed Rett syndrome diagnosis and has up to 14 years of follow-up data. The NHS captures longitudinal data examining the gain, loss, and regain of developmental milestones across core functional domains of Rett syndrome: communication, fine motor function and gross motor function. According to independent third-party caregiver research, these functional skills and activities of daily living are highly important to caregivers of girls with Rett syndrome.

We leveraged the NHS dataset cohort that also met our REVEAL trial criteria to develop age- and time-based cumulative incidence curves that demonstrate the incidence of gaining a new milestone or regaining a milestone that was previously lost. The cumulative incidence models demonstrated distinct age-and time-based trends in developmental milestone acquisition that strengthened our understanding of the longitudinal disease progression in Rett syndrome, substantiated the disease-modifying potential of TSHA-102 and informed our discussions with the FDA on the proposed pivotal trial design for TSHA-102.

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

These developmental milestone models based on NHS data informed our discussion with the FDA on our proposed pivotal trial design for TSHA-102. We believe the NHS models provide a data-driven, objective approach to assessing clinically meaningful functional gains in a single-arm trial.

Phase 1/2 REVEAL Clinical Trials

We have two ongoing Phase 1/2 clinical trials for TSHA-102: an adolescent/adult study in the United States and Canada and a pediatric study in the United States and Canada.

The REVEAL Phase 1/2 trials are first-in-human, open-label, randomized, dose-escalation and dose-expansion studies evaluating the safety and preliminary efficacy of TSHA-102 in pediatric, adolescent and adult females with Rett syndrome. The maximum tolerated dose, or MTD, or maximum administered dose, or MAD, established in Part A will be administered during dose expansion in Part B, which is the pivotal phase of the trials. Data from Part A is being assessed by regulatory agencies and the Independent Data Monitoring Committee, or IDMC, to determine key elements of Part B of the study, including efficacy endpoints, study duration and the MTD or MAD.

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

Regulatory Update and Pivotal Part B Trial Design

The TSHA-102 clinical development program is designed to support the potential future approval for a broad population of patients aged two years and older with Rett syndrome through an efficient and rigorously designed pathway. In close collaboration with the FDA, we designed the TSHA-102 pivotal program so that efficacy data from the REVEAL Pivotal trial in participants aged 6 to <22 years who have reached developmental plateau can be used to represent patients aged 2 to <6 years, while safety data in younger children are generated through the separate ASPIRE trial to support a potentially broad label for TSHA-102.

On May 28, 2025, we announced that we obtained written alignment from the FDA on key elements of our pivotal Part B REVEAL clinical trial design, following formal discussions enabled by the regenerative medicine advanced therapy, or RMAT, mechanism. Per guidance from the FDA, we submitted our investigational new drug application, or IND, amendment to the FDA and clinical trial application, or CTA, amendment to Health Canada in the second quarter of 2025. Taysha commenced site activation activities for the REVEAL pivotal trial, following receipt of a No Objection Letter from Health Canada and feedback from the FDA. In October 2025, we announced that we finalized alignment with the FDA on the REVEAL pivotal trial protocol and Statistical Analysis Plan, or SAP, that are intended to support the planned BLA submission for TSHA-102, following the resolution of remaining clinical and statistical queries. Previously aligned-upon key design elements remain unchanged, including a 6-month interim analysis that may serve as the basis for the BLA submission, which was enabled by the rigorous, objective evaluation criteria used to evaluate developmental milestone achievement in Part A of the REVEAL Phase 1/2 trials, and the 83% response rate seen at six months post-treatment following high dose TSHA-102 (5 out of 6 patients; May 2025 data cutoff) that deepened over time. We believe the 6-month interim analysis has the potential to expedite our BLA submission for TSHA-102 by at least two full quarters.

The REVEAL pivotal trial is a single-arm, open-label trial that will enroll 15 females aged 6 to <22 years who are in the developmental plateau population of Rett syndrome. Each patient will serve as their own control, and the primary endpoint will assess response rate, defined as the percentage of patients who gain or regain at least one developmental milestone from a list of 28 defined milestones across the core functional domains of communication, fine motor and gross motor, following TSHA-102. A response rate of 33% (5 out of 15 patients) is the minimum threshold for success sufficient to reject the null hypothesis. Based on our natural history data analysis, the null hypothesis is that one out of 15 patients aged ≥ 6 years may gain/regain one of the 28 natural history defined developmental milestone without treatment, corresponding to a response rate of 6.7%.

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

Key secondary endpoints in the REVEAL pivotal trial include the average number of total developmental milestones gained or regained per patient following TSHA-102, as well as clinician-assessed outcome measures, including the R-MBA and CGI-I. Multiple patients have been dosed in the REVEAL pivotal trial, with the first patient dosed in the fourth quarter of 2025. Additional patient enrollment continues to advance across multiple clinical trial sites. We expect to complete dosing of all patients in the REVEAL pivotal trial in the second quarter of 2026.

On May 28, 2025, we announced that we obtained written alignment from the FDA on an extrapolation approach in a separate safety-focused study, the ASPIRE trial, which is underway, in addition to the REVEAL pivotal trial. Following a Type D meeting with the FDA, we announced on January 6, 2026, that we confirmed prior alignment and obtained further written alignment with the FDA on the ASPIRE trial and the data for inclusion in the planned BLA submission to enable broad labeling of TSHA-102 for patients aged ≥2 years with Rett syndrome. ASPIRE will enroll three females aged 2 to <4 years with Rett syndrome to evaluate the safety and preliminary efficacy of a single IT administration of high dose TSHA-102 (1x1015 total vg), scaled to account for the lower brain volume in 2 to <4‑year‑olds. A minimum of three months of ASPIRE safety data will be included in the planned BLA submission, while efficacy in the 2 to <6-year-old population will be extrapolated from data collected in the REVEAL pivotal trial, to support a potential broad label for TSHA-102 in patients aged ≥2 years with Rett syndrome. We expect to complete dosing of all patients in the ASPIRE trial in the second quarter of 2026.

Clinical Data from Part A of Ongoing REVEAL Phase 1/2 Adolescent/Adult and Pediatric Trials from May 2025 Data Cutoff

The clinical trial efficacy data is based on the May 19, 2025, data cutoff, and included a total of 10 females with Rett syndrome (high dose, N=6; low dose, N=4) aged 6-21 years at dosing. and treated with the high dose (1x1015 total vg) or low dose (5.7x1014 total vg) of TSHA-102. In both clinical trials, 100% of the pediatric, adolescent and adult patients gained or regained one or more defined developmental milestones across the core functional domains of communication, fine motor function, and gross motor function post-TSHA-102 administration, which had an approximately 0% likelihood of being achieved without treatment based on natural history data. The developmental milestone gains and regains were determined by multiple independent, central raters, who evaluated functional skills through video evidence at baseline and post-treatment against predefined binary criteria. An update on longer-term safety and efficacy data from the Part A REVEAL Phase 1/2 trials is expected in the second quarter of 2026.

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

The developmental milestones that were gained or regained in the REVEAL trials across the core functional domains of Rett syndrome post-TSHA-102 treatment is summarized in the chart below:

In October 2025, we announced results from a new supplemental data analysis that provide supportive evidence of additional functional gains in skills and improvements across core disease characteristics outside of the 28 natural history defined developmental milestones that further reinforce TSHA-102’s consistent, multi-domain impact on activities of daily living. The supplemental data analysis was based on additional skills and improvements achieved in core disease characteristics outside of the natural history defined developmental milestones that were derived from structured efficacy scales assessed in Part A that are validated in Rett syndrome. The scales include the Adapted Mullen Scales of Early Learning, or MSEL-A, evaluating defined communication skills (N=5 patients with available data), the R-MBA, evaluating specific Rett syndrome disease characteristics (N=10 patients with available data), and the Observer-Reported Communication Ability, or ORCA, evaluating communication skills (N=5 patients with available data). Findings demonstrated that in addition to the developmental milestones achieved across the treatment cohort in Part A, all patients gained multiple additional functional skills and improvements across the domains of communication, fine motor, gross motor and autonomic function post administration of TSHA-102. Based on the May 2025 data cutoff, a total of 165 additional skills and improvements were achieved across the 10 patients, further supporting the potential broad and consistent therapeutic impact of TSHA-102 on functional abilities and activities of daily living that are important to caregivers and clinicians.

A summary of the skills and improvements achieved across cored disease characteristics outside of the natural history defined developmental milestones is depicted in the chart below:

Examples of multi-domain foundational gains and improvements demonstrated post-TSHA-102 impacting activities of daily living, based on developmental milestones and additional skills/improvements achieved are summarized in the chart below:

The high dose cohort consistently outperformed the low dose cohort in Part A of the REVEAL trials across multiple outcome measures. Specifically, improvements were observed across multiple clinician-assessed outcome measures, including R-MBA and CGI-I, which corroborated the developmental milestone gains/regains demonstrated post-TSHA-102 administration.

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

R-MBA mean score change post-TSHA-102 is relative to baseline; lower score=improvement from baseline

In both the high dose and low dose cohorts of the TSHA-102 REVEAL clinical trials, TSHA-102 was generally well tolerated with no treatment-related serious adverse events, or SAEs, or dose limiting toxicities, or DLTs, as of the March 2026 data cutoff for 12 patients aged 6-21 years (high dose, N=8; low dose, N=4).

Detailed safety data from the May 19, 2025 data cutoff for 12 patients aged 6-21 years (high dose, N=8; low dose, N=4) are detailed below. The treatment-emergent adverse events, or AEs, related to TSHA-102 were mild to moderate in severity. In addition, seizures have generally been well controlled following TSHA-102 administration. The number of adverse events across 12 pediatric, adolescent and adult patients is summarized in the table below:

Other Programs

We have a pipeline of early-stage gene therapy programs targeting CNS diseases that we may progress in the future or advance through potential partnerships.

TSHA-113 for Tauopathies

We are developing TSHA-113 for the treatment of tauopathies. Tauopathies comprise a large subset of neurodegenerative diseases involving the aggregation of microtubule associated protein tau, or MAPT, protein into neurofibrillary or gliofibrillary tangles in the human brain. These include MAPT-associated frontotemporal dementia, or FTD, progressive supranuclear palsy, or PSP, corticobasal degeneration, or CD, and Alzheimer’s disease. There are an estimated 11,000 patients in United States and Europe affected by MAPT mediated FTD and 2,000 to 2,500 are affected with MAPT-mediated PSP and CD, and Alzheimer’s disease affects an estimated 6.2 million Americans and 7.8 million Europeans.

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

Fragile X syndrome is caused by a pathological expansion of a CGG triplet repeat in the 5’ untranslated region of the FMR1 gene. Expansion of the triplet above the normal 5–55 repeats to 200 or more causes hypermethylation of the gene promoter, and shutdown of transcription and translation of the encoded protein, fragile X mental retardation protein, or FMRP. The expanded repeat also induces formation of RNA:DNA heteroduplexes that induces epigenetic gene silencing. Although most patients with Fragile X syndrome do not express FMRP, some individuals with the full mutation produce low amounts of the protein (less than 10% of normal levels). FMRP expression in unaffected persons varies greatly from person to person. Current pharmacotherapeutic treatments for Fragile X syndrome are solely directed towards symptom relief.

We conducted proof of concept studies in animal models of Fragile X (Fmr1 KO) with TSHA-114. No significant adverse effects were observed in behavioral, serological or pathohistological markers up to 12 months after intrathecal administration of TSHA-114 in wild-type mice. TSHA-114-treated Fmr1 KO mice showed widespread FMRP expression throughout the brain post administration and robust suppression of audiogenic seizures and normalization of fear conditioning behavior. In addition, assessment of circadian locomotor activity revealed restoration of hyperactivity and sleep. Assessment of transgene expression and behavioral responses in individual mice demonstrated correlations between the level of FMRP expression and potential drug efficacy.

The results from the study support continued development. Ongoing and future work is focused on optimal dose and route of administration determination for IND-enabling studies.

There are an estimated 75,000 patients with Fragile X syndrome in the United States and Europe.

TSHA-106 for Angelman syndrome

We were previously developing TSHA-106 for the treatment of Angelman syndrome, a neurodevelopmental disorder caused by a maternal deficiency of the UBE3A gene. In 2025, we discontinued the evaluation of TSHA-106.

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

In connection with the UT Southwestern Agreement, we obtained an exclusive, worldwide, royalty-free license under certain patent rights of UT Southwestern and a non-exclusive, worldwide, royalty-free license under certain know-how of UT Southwestern, in each case to make, have made, use, sell, offer for sale and import licensed products for use in certain specified indications. Additionally, we obtained a non-exclusive, worldwide, royalty-free license under certain patents and know-how of UT Southwestern for use in all human uses, with a right of first refusal to obtain an exclusive license under certain of such patent rights. We are required to use commercially reasonable efforts to develop, obtain regulatory approval for, and commercialize at least one licensed product.

In connection with the UT Southwestern Agreement, we issued to UT Southwestern 2,179,000 shares of our common stock. We do not have any future milestone or royalty obligations to UT Southwestern under the UT Southwestern Agreement, other than costs related to the maintenance of patents.

The UT Southwestern Agreement expires on a country-by-country and licensed product-by-licensed product basis upon the expiration of the last valid claim of a licensed patent in such country for such licensed product. After the initial research term, we may terminate the agreement, on an indication-by-indication and licensed product-by-licensed product basis, at any time upon specified written notice to UT Southwestern. Either party may terminate the agreement upon an uncured material breach of the agreement or insolvency of the other party. In December 2023 and throughout 2024 and 2025, we transferred rights to specific indications back to UT Southwestern.

License Agreement with Abeona (Rett Syndrome)

In October 2020, we entered into a license agreement, or the Abeona Rett Agreement, with Abeona Therapeutics Inc., or Abeona, pursuant to which we obtained an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses under certain patents, know-how and materials originally developed by the University of North Carolina at Chapel Hill, the University of Edinburgh and Abeona to research, develop, manufacture, have manufactured, use, and commercialize licensed products for gene therapy and the use of related transgenes for Rett syndrome.

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

In March 2022, our CTA filing for TSHA-102 for the treatment of Rett Syndrome was approved by Health Canada and therefore triggered a regulatory milestone payment of $1.0 million in connection with the Abeona Rett Agreement. In May 2023, we dosed the first patient with TSHA-102 in the Phase 1/2 REVEAL trial evaluating the safety and preliminary efficacy of TSHA-102 in adult patients with Rett syndrome and therefore triggered a milestone payment of $3.5 million in connection with the Abeona Rett Agreement. In December 2025, we dosed the first patient with TSHA-102 in the Phase 1/2 Part B REVEAL pivotal trial and therefore triggered a milestone payment of $3.0 million in connection with the Abeona Rett Agreement. This pivotal milestone fee was paid in January 2026. We recorded $3.0 million within research and development expenses in the consolidated statements of operations for the year ended December 31, 2025. No other milestone payments were made or triggered in connection with this agreement during the year ended December 31, 2025.

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

License Agreement with Abeona (CLN1 Disease)

In August 2020, we entered into a license agreement, or the Abeona CLN1 Agreement, with Abeona. In connection with the Abeona CLN1 Agreement, we obtained an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses under certain patents, know-how and materials originally developed by the University of North Carolina at Chapel Hill and Abeona to research, develop, manufacture, have manufactured, use, and commercialize licensed products for gene therapy for the prevention, treatment, or diagnosis of CLN1 Disease (one of the forms of Batten disease) in humans. In February 2026, the Abeona CLN1 Agreement was mutually terminated.

Option Agreement with Astellas

On October 21, 2022, or the Effective Date, we entered into an Option Agreement, or the Option Agreement, with Audentes Therapeutics, Inc. (d/b/a Astellas Gene Therapy), or Astellas. In October 2025, the Option Agreement expired without Astellas exercising the GAN Option or Rett Option. Pursuant to the expiration of the Option Agreement, we regained full and unencumbered global rights to TSHA-102.

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

As of January 22, 2026, we in-license six U.S. patents, 13 foreign patents, 33 pending foreign patent applications and nine pending United States utility patent applications. We also own two pending U.S. patent applications. Our policy is to file patent applications to protect technology, inventions and improvements to inventions that may be commercially important to the development of our business. Patent applications and patents directed to specific product candidates are summarized below:

TSHA-102

We in-license from The Board of Regents of The University of Texas System four pending patent applications worldwide directed to a minigene encoding MECP2 packaged into an AAV vector, and methods of using that vector to treat Rett syndrome. Any patents based on these applications, if issued, are expected to expire in 2040, without taking into account any possible patent term adjustment, regulatory extensions, or terminal disclaimers, and assuming payment of all annuity and/or maintenance fees. We also in-license from The Board of Regents of The University of Texas System two issued U.S. patents and one issued foreign patent with claims to an AAV vector comprising a MecP2 transgene and a regulatory region, as well as methods of using the same to treat Rett Syndrome. The issued U.S. Patents will expire in 2040 and 2041, assuming all maintenance fees are timely paid.

Under the Abeona Rett Agreement, we also sub-license from the University of Edinburgh and the University of Glasgow 10 pending patent applications worldwide directed to MECP2 expression cassettes for gene therapy. Any patents based on these applications, if issued, are expected to expire in 2038, without taking into account any possible patent term adjustment, regulatory extensions, or terminal disclaimers, and assuming payment of all annuity and/or maintenance fees. Under the Abeona Rett Agreement, we also sub-license from the University of Edinburgh and the University of Glasgow two Japanese patents, one Australian patent, one Korean patent and one U.S. patent, each with claims to a MECP2 expression cassette and vector comprising the same, as well as their use for treating Rett Syndrome. The Japanese, Australian and Korean patents will expire in 2038 assuming all maintenance fees are timely paid. The U.S. patent expires on October 11, 2040, assuming all maintenance fees are timely paid.

Under the Abeona Rett Agreement, we also sub-license from the University of North Carolina at Chapel Hill 9 pending patent applications worldwide directed to feedback-enabled synthetic genes that inhibit MECP2 expression and use of these synthetic genes for treating Rett Syndrome. Any patents based on these applications, if issued, are expected to expire in 2039, without taking into account any possible patent term adjustment, regulatory extensions, or terminal disclaimers, and assuming payment of all annuity and/or maintenance fees. Under the Abeona Rett Agreement, we also sub-license from the University of North Carolina at Chapel Hill one Chinese patent, one Japanese patent and one U.S. patent with claims to feedback-enabled synthetic genes that inhibit MECP2 expression and use of these synthetic genes for treating Rett Syndrome. The foreign patents will expire in 2039 and the U.S. patent will expire in 2042, assuming payment of all annuity and/or maintenance fees.

We also own two pending U.S. provisional patent applications directed to methods of assessing the severity of Rett Syndrome. Any patents based on these applications, if issued, are expected to expire in 2046, without taking into account any possible patent term adjustment, regulatory extensions, or terminal disclaimers, and assuming payment of all annuity and/or maintenance fees.

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

Fragile X Syndrome

We in-license from The Board of Regents of The University of Texas System and the University of Toronto three pending patent application worldwide directed to FMR1-encoding transgene packaged in an AAV vector and methods of using that vector to treat disorders associated with aberrant FMR1 expression (such as Fragile X Syndrome). Any patents based on these applications, if issued, are expected to expire in 2043, without taking into account any possible patent term adjustment, regulatory extensions, or terminal disclaimers, and assuming payment of all annuity and/or maintenance fees.

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

Rare Pediatric Disease Designation and Priority Review Vouchers

Under the FDCA, as amended, the FDA incentivizes the development of drugs and biologics that meet the definition of a “rare pediatric disease,” defined to mean a serious or life-threatening disease in which the serious of life-threatening manifestations primarily affect individuals aged from birth to 18 years and the disease affects fewer than 200,000 individuals in the United States or affects 200,000 or more in the United States and for which there is no reasonable expectation that the cost of developing and making in the United States a drug for such disease or condition will be received from sales in the United States of such drug. The sponsor of a product candidate for a rare pediatric disease may be eligible for a voucher that can be used to obtain a priority review for a subsequent human drug or biologic application after the date of approval of the rare pediatric disease drug product, referred to as a priority review voucher, or PRV. A sponsor may request rare pediatric disease designation from the FDA prior to the submission of its NDA or BLA. A rare pediatric disease designation does not guarantee that a sponsor will receive a PRV upon approval of its NDA or BLA. Moreover, a sponsor who chooses not to submit a rare pediatric disease designation request may nonetheless receive a PRV upon approval of their marketing application if they request such a voucher in their original marketing application and meet all of the eligibility criteria. If a PRV is received, it may be sold or transferred an unlimited number of times. Congress has extended the PRV program, with the potential for PRVs to be granted until September 30, 2029.

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

In addition, the U.S. government, state legislatures and foreign governments have continued implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. For example, the U.S. Department of Health and Human Services, or HHS, imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation on an annual basis. HHS has also been empowered to negotiate the price of certain single-source biologics that have been on the market for at least 11 years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to twenty (20) products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis. Further, third-party payors are increasingly challenging the prices charged for medical products and services, examining the medical necessity and reviewing the cost effectiveness of pharmaceutical or biological products, medical devices and medical services, in addition to questioning safety and efficacy. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit sales of any product that receives approval. Decreases in third-party reimbursement for any product or a decision by a third-party not to cover a product could reduce physician usage and patient demand for the product.

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

The ACA, which was enacted in March 2010, substantially changed the way healthcare is financed by both governmental and private insurers in the United States, and significantly affected the pharmaceutical industry. The ACA contains a number of provisions of particular import to the pharmaceutical and biotechnology industries, including, but not limited to, those governing enrollment in federal healthcare programs, a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, and annual fees based on pharmaceutical companies’ share of sales to federal healthcare programs. Since its enactment, there have been judicial, Congressional and executive branch challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. For example, on July 4, 2025, the One Big Beautiful Bill Act, or the OBBBA, was signed into law, which narrowed access to ACA marketplace exchange enrollment and declined to extend the ACA enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired ACA subsidies. .

The current administration is pursuing policies to reduce regulations and expenditures across government agencies including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with several pharmaceutical companies that require the drug manufacturers to offer, through a direct to consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the Make America Healthy Again, or MAHA, Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact "The Great Healthcare Plan," to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager, or PBM, payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, the U.S. Supreme Court’s Loper Bright decision greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the Inflation Reduction Act of 2022, or IRA.

On January 12, 2025, Regulation No 2021/2282 on Health Technology Assessment, or HTA Regulation, entered into application through a phased implementation. The Regulation initially applies to new active substances for oncology and ATMPs. It will be expanded to orphan medicinal products in January 2028, and to all centrally authorized medicinal products as of 2030. Select high-risk medical devices also came into scope in 2026. The HTA Regulation is intended to boost cooperation among Member States in assessing health technologies, including new medicinal products. The Regulation establishes a framework for EU‑level joint clinical assessments, joint scientific consultations, and the early identification of emerging health technologies. The Regulation permits EU Member States to use common tools, methodologies, and procedures and requires them to rely on EU‑level joint clinical assessment reports for the clinical components of their national HTA evaluations. Individual EU Member States will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement.

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

Data privacy and security

In the ordinary course of our business, we may process personal or sensitive data. Accordingly, we are subject to numerous data privacy and security obligations, including federal, state, local, and foreign laws, regulations, guidance, and industry standards related to data privacy, security, and protection. Such obligations may include, without limitation, the Federal Trade Commission Act, the Telephone Consumer Protection Act of 1991, the Controlling the Assault of Non-Solicited Pornography And Marketing Act of 2003, the California Consumer Privacy Act of 2018, or the CCPA, the Canadian Personal Information Protection and Electronic Documents Act, Canada’s Anti-Spam Legislation, the European Union’s General Data Protection Regulation 2016/679, or the EU GDPR, the EU GDPR as it forms part of UK law by virtue of section 3 of the European Union (Withdrawal) Act 2018, or the UK GDPR, and the ePrivacy Directive. Several states within the United States have enacted or proposed data privacy laws. Additionally, we are, or may become, subject to various U.S. federal and state consumer protection laws which require us to publish statements that accurately and fairly describe how we handle personal data and choices individuals may have about the way we handle their personal data.

The CCPA, UK GDPR, and EU GDPR are examples of the increasingly stringent and evolving regulatory frameworks related to personal data processing that may increase our compliance obligations and exposure for any noncompliance. For example, the CCPA imposes obligations on covered businesses to provide specific disclosures related to a business’s collecting, using, and disclosing personal data and to respond to certain requests from California residents related to their personal data (for example, requests to know of the business’s personal data processing activities, to delete the individual’s personal data, and to opt out of certain personal data disclosures). Also, the CCPA provides for civil penalties and a private right of action for data breaches which may include an award of statutory damages. Numerous U.S. states have enacted similar comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data.

Foreign data privacy and security laws (including but not limited to the EU GDPR and UK GDPR) impose significant and complex compliance obligations on entities that are subject to those laws. As one example, the EU GDPR applies to any company established in the EEA and to companies established outside the EEA that process personal data in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA. These obligations may include limiting personal data processing to only what is necessary for specified, explicit, and legitimate purposes; requiring a legal basis for personal data processing; requiring the appointment of a data protection officer in certain circumstances; increasing transparency obligations to data subjects; requiring data protection impact assessments in certain circumstances; limiting the collection and retention of personal data; increasing rights for data subjects; formalizing a heightened and codified standard of data subject consents; requiring the implementation and maintenance of technical and organizational safeguards for personal data; mandating notice of certain personal data breaches to the relevant supervisory authority(ies) and affected individuals; and mandating the appointment of representatives in the UK and/or the EU in certain circumstances. Under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

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

As of December 31, 2025, we had 99 employees, all of whom were full-time. All of our employees are located in the United States. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Corporate Information

We were incorporated under the laws of the State of Texas in September 2019. In February 2020, we converted to a Delaware corporation. Our principal executive offices are located at 3000 Pegasus Park Drive, Suite 1430, Dallas, Texas 75247 and our telephone number is (214) 612-0000.

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
•
We have not yet completed testing of any product candidates in clinical trials. Success in preclinical studies or earlier clinical trials, including our Phase 1/2 REVEAL trials of TSHA-102, may not be indicative of results in future clinical trials or provide support for the submission of a marketing application.
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

Since our inception, we have incurred significant net losses, and we expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses were $109.0 million and $89.3 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $711.3 million. We have financed our operations with $961.0 million in gross proceeds from equity financings, including from pre-IPO private placements of convertible preferred stock, our initial public offering, or the IPO, and subsequent sales of common stock in public and private securities offerings, including but not limited to our at-the-market, or ATM, offering, from our previous loan agreement with Silicon Valley Bank and our current loan agreement with Trinity Capital and from the option agreement dated October 21, 2022, or the Option Agreement, with Audentes Therapeutics, Inc. (d/b/a Astellas Gene Therapy), or Astellas, and the securities purchase agreement dated October 21, 2022, or the Securities Purchase Agreement (and together with the Option Agreement, the Astellas Transactions), with Astellas. We have no products approved for commercialization and have never generated any revenue from product sales.

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

As of December 31, 2025, we had cash and cash equivalents of $319.8 million. We believe that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital requirements into 2028. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities, acquisitions of additional product candidates, and changes in regulation. Our future capital requirements will depend on many factors, including:

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

Our existing indebtedness contains restrictions that potentially limit our flexibility in operating our business. In addition, we may be required to make a prepayment or repay our outstanding indebtedness earlier than we expect under our 2025 Trinity Term Loan Agreement if we are unable to satisfy certain conditions.

On August 7, 2025, we entered into a Loan and Security Agreement, or the 2025 Trinity Term Loan Agreement, with the lenders party thereto from time to time, or the 2025 Trinity Lenders, and Trinity Capital Inc., as administrative agent and collateral agent for the 2025 Trinity Lenders, or Trinity, which provides for term loans of up to $100.0 million in the aggregate available in three tranches. The 2025 Trinity Term Loan Agreement contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

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

A breach of any of these covenants could result in an event of default under the 2025 Trinity Term Loan Agreement. An event of default will also occur if, among other things, a material adverse change in our business, operations, or condition occurs, which could potentially include a material impairment of the prospect of our repayment of any portion of the amounts we owe under the 2025 Trinity Term Loan Agreement. In the case of a continuing event of default under the Trinity Term Loan Agreement, the 2025 Trinity Lenders could elect to declare all amounts outstanding to be immediately due and payable, proceed against the collateral in which we granted Trinity a security interest under the 2025 Trinity Term Loan Agreement, or otherwise exercise the rights of a secured creditor. Amounts outstanding under the 2025 Trinity Term Loan Agreement are secured by all of our existing and future assets, including intellectual property.

At closing, we drew $50.0 million.

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

Our results of operations could be adversely affected by general conditions in the global economy. Unfavorable conditions in the economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth in the United States or abroad, financial and credit market fluctuations, inflation, fluctuating interest rates, international tariff policies, trade wars and other concerns regarding international trade relations, political turmoil, natural catastrophes, outbreaks of contagious diseases, geopolitical tensions, warfare and terrorist attacks, could cause a decrease in business investments, disrupt the timing and cadence of key industry events, and negatively affect the growth of our business and our results of operations. For example, the COVID-19 pandemic adversely affected workforces, economies and financial markets globally, leading to a reduction in the ability of, or the inability of, partners, suppliers, vendors or other parties to meet their contractual obligations, and for a period of time, a reduction in customer spending on technology, and such conditions may reoccur in the future. The war in Ukraine and the related political and economic responses imposed on Russia such as sanctions, may also exacerbate these issues and trends especially in Europe. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause delays in payments for our services by third-party payors or our collaborators. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business, financial condition, results of operations and prospects.

Risks Related to the Development of our Product Candidates

TSHA-102 is currently our lead product candidate and there is no guarantee that we will be able to successfully develop and commercialize TSHA-102.

We are currently focused on the potential development of our lead product candidate, TSHA-102. We are still developing TSHA-102 and it cannot be marketed or sold in the United States or in foreign markets until regulatory approval has been obtained from the FDA or applicable foreign regulatory authorities. The process of obtaining regulatory approval is expensive and time consuming. The FDA and foreign regulatory authorities may never approve TSHA-102 for sale and marketing, and even if TSHA-102 is ultimately approved, regulatory approval may be delayed or limited in the United States or in other jurisdictions. Even if we are authorized to sell and market TSHA-102 in one or more markets, there is no assurance that we will be able to successfully market TSHA-102 or that TSHA-102 will achieve market acceptance sufficient to generate profits. If we are unable to successfully develop and commercialize TSHA-102 due to failure to obtain regulatory approval for TSHA-102, to successfully market TSHA-102, to generate profits from the sale of TSHA-102, or due to other risk factors outlined in this report, it would have material adverse effects on our business, financial condition, and results of operations as TSHA-102 is currently our sole product candidate in clinical development.

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

All of our product candidates will require extensive clinical testing before we are prepared to submit a BLA or marketing authorization application, or MAA, for regulatory approval. We cannot predict with any certainty if or when we might complete clinical development for our product candidates and submit a BLA or MAA for regulatory approval of any of our product candidates or whether any such BLA or MAA will be approved. We may also seek feedback from the FDA, EMA or other regulatory authorities on our clinical development program, and the FDA, EMA or such regulatory authorities may not provide such feedback on a timely basis, or such feedback may not be favorable, which could further delay our development programs.

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

Success in preclinical testing and early clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. Preclinical tests and Phase 1 and Phase 2 clinical trials are primarily designed to test safety, to study pharmacokinetics and pharmacodynamics and to understand the side effects of product candidates at various doses and schedules. Success in preclinical or animal studies and early clinical trials does not ensure that later large-scale efficacy trials will be successful nor does it predict final results. For example, we may be unable to identify suitable animal disease models for our product candidates, which could delay or frustrate our ability to proceed into clinical trials or obtain marketing approval. Our product candidates, including TSHA-102, may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies or having successfully advanced through initial clinical trials. Any such outcome would cause us to cease development of TSHA-102, which is currently our only product candidate in clinical development. Our Phase 1/2 clinical trials of TSHA-102 involve small patient populations . Because of the small sample sizes, the results of these trials may not be indicative of results of future clinical trials, including REVEAL Part B and ASPIRE. Further, although other gene therapy clinical trials conducted by others also utilized AAV9 vectors, these trials should not be relied upon as evidence that our planned clinical trials will succeed.

Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in preclinical testing and earlier-stage clinical trials. Data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, we may experience regulatory delays or rejections as a result of many factors, including changes in regulatory policy during the period of our product candidate development. Any such delays could negatively impact our business, financial condition, results of operations and prospects

Our preclinical studies and clinical trials may fail to demonstrate the safety and efficacy of our product candidates, or serious adverse or unacceptable side effects may be identified during the development of our product candidates, which could prevent or delay regulatory approval and commercialization, increase our costs or necessitate the abandonment or limitation of the development of some of our product candidates.

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

As an organization, we have not previously conducted pivotal clinical trials such as REVEAL Part B.

We will need to successfully complete our ongoing and planned clinical trials, including pivotal clinical trials, in order to obtain FDA and comparable foreign regulatory approval to market our product candidates. Carrying out later-stage clinical trials and the submission of a successful BLA and comparable foreign application is a complicated process. As an organization, we have not previously completed any later stage or pivotal clinical trials, and have not previously submitted a BLA or comparable foreign application for any product candidate.

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
•
potential disruptions caused by public health crises, such as pandemics or similar outbreaks, including difficulties in initiating clinical sites, enrolling and retaining participants, diversion of healthcare resources away from clinical trials, travel or quarantine policies that may be implemented, labor shortages, other geopolitical events and other factors;
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

Orphan medicinal product designation entitles an applicant to incentives such as fee reductions or fee waivers, protocol assistance, and access to the centralized marketing authorization procedure. Upon grant of a marketing authorization, orphan medicinal products are entitled to a ten-year period of market exclusivity for the approved therapeutic indication, which means that the EMA cannot accept another marketing authorization application or accept an application to extend for a similar product and the European Commission cannot grant a marketing authorization for the same indication for a period of ten years. The period of market exclusivity is extended by two years for orphan medicinal products that have also complied with an agreed PIP. The period of market exclusivity may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria on the basis of which it received orphan medicinal product destination, including where it can be demonstrated on the basis of available evidence that the original orphan medicinal product is sufficiently profitable not to justify maintenance of market exclusivity or where the prevalence of the condition has increased above the threshold. Additionally, an MA may be granted to a similar medicinal product with the same orphan indication during the 10 year period if: (i) if the applicant consents to a second original orphan medicinal product application, (ii) if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities; or (iii) if the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior to the original orphan medicinal product. A company may voluntarily remove a product from the register of orphan products. Orphan medicinal product designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. We have obtained orphan drug designation from the FDA for TSHA-102 for the treatment of Rett syndrome and TSHA-105 for the treatment of SLC13A5 deficiency. In addition, TSHA-118 has received orphan drug designation for the treatment of CLN1 disease from the FDA and the European Commission.

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

The authority for the FDA to award rare pediatric disease PRVs for drugs that have received rare pediatric disease designation currently expires on September 30, 2029. Absent any extension through federal legislation, if the BLA for TSHA-102 is not approved prior to September 30, 2029 for any reason, regardless of whether it meets the criteria for a rare pediatric disease PRV, it will not be eligible for a PRV.

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

We are currently conducting our TSHA-102 REVEAL trials in Canada and plan to conduct in the future additional clinical trials for our product candidates outside the United States, and the FDA and similar foreign regulatory authorities may not accept data from such trials.

We are conducting our clinical trials of TSHA-102 in Canada and may in the future choose to conduct additional clinical trials outside the United States, including in the European Union or other foreign jurisdictions. The acceptance of trial data from clinical trials conducted outside the United States by the FDA may be subject to certain conditions. In cases where data from clinical trials conducted outside the United States are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and (iii) the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory bodies have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any similar foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any similar foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.

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

The UK regulatory framework in relation to clinical trials is governed by the Medicines for Human Use (Clinical Trials) Regulations 2004, as amended, which is derived from the CTD, as implemented into the UK national law through secondary legislation. Following a public consultation that began in 2022, the United Kingdom government has enacted new legislation to overhaul the clinical trials regulatory framework. In April 2025, the UK adopted an amendment to the Medicines for Human Use (Clinical Trials) Regulations 2004 intended to support a more streamlined and flexible regulation of clinical trials, remove unnecessary administrative burdens on trial sponsors, and protect the interests of trial participants. It also intends to bring the UK regulatory framework for clinical trials into closer alignment with the CTR. The amendment will become applicable on April 28, 2026 following a one-year transition period. While these changes introduce efficiencies and align with some principles of the CTR, divergence between the United Kingdom and EU regulatory systems remains. Any significant divergence could affect the cost and complexity of conducting clinical trials in the United Kingdom and may impact the acceptability of United Kingdom-based trial data for seeking marketing authorizations in the EU, and vice versa.

All existing EU marketing authorizations for centrally authorized products were automatically converted or grandfathered into UK marketing authorizations, effective in the United Kingdom only, free of charge on January 1, 2021, unless the marketing authorization holder opted-out of this possibility. Northern Ireland remained within the scope of EU authorizations in relation to centrally authorized medicinal products until January 1, 2025. However, on January 1, 2025, the “Windsor Framework” came into effect and reintegrated Northern Ireland under the regulatory authority of the MHRA with respect to medicinal products and introduced a UK-wide licensing process for medicines.

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

Further, the U.S. government, state legislatures and foreign governments have continued implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. For example, the U.S. Department of Health and Human Services, or HHS, imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation on an annual basis. HHS has also been empowered to negotiate the price of certain single-source biologics that have been on the market for at least 11 years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to twenty (20) products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis.

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

Healthcare providers, including physicians, and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payors subject us to various federal, state and foreign fraud and abuse laws and other healthcare laws, including, without limitation in the United States, the federal Anti-Kickback Statute, the federal civil and criminal false claims laws and the law commonly referred to as the Physician Payments Sunshine Act and regulations promulgated under such laws. These laws will impact, among other things, our clinical research, proposed sales, marketing and educational programs, and other interactions with healthcare professionals. In addition, we may be subject to patient privacy laws by both the federal government, the states and foreign countries in which we conduct or may conduct our business. The laws that will affect our operations include, but are not limited to:

•
the federal Anti-Kickback Statute, which prohibits, among other things, individuals or entities from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind in return for, or to induce, either the referral of an individual, or the purchase, lease, order or arrangement for or recommendation of the purchase, lease, order or arrangement for any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. The term “remuneration” has been broadly interpreted to include anything of value. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. A person does not need to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, the ACA, signed into law in 2010, provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act;

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

Even if we obtain FDA or European Commission approval any of our product candidates in the United States or European Union, we may never obtain approval for or commercialize any of them in any other jurisdiction, which would limit our ability to realize their full market potential.

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

Other legislative changes have been proposed and adopted since the ACA was enacted. For example, on July 4, 2025, the One Big Beautiful Bill Act, or the OBBBA, was signed into law, which narrowed access to ACA marketplace exchange enrollment and declined to extend the ACA enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired ACA subsidies. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

The current administration is pursuing policies to reduce regulations and expenditures across government agencies including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with several pharmaceutical companies that require the drug manufacturers to offer, through a direct to consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare

Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the Make America Healthy Again, or MAHA, Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact "The Great Healthcare Plan," to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager, or PBM, payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, the U.S. Supreme Court’s Loper Bright decision greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the Inflation Reduction Act of 2022, or IRA.

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
•
additional recordkeeping.

For instance, the regulatory landscape related to clinical trials in the European Union recently evolved. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each EU Member State, leading to a single decision for each EU Member State. The assessment procedure for the authorization of clinical trials has been harmonized as well, including a joint assessment by all EU Member States concerned, and a separate assessment by each EU Member State with respect to specific requirements related to its own territory, including ethics rules. Each EU Member State’s decision is communicated to the sponsor via the centralized EU portal. Once the clinical trial is approved, clinical study development may proceed. The CTR foresaw three-year transition period until January 31, 2025. Since this date, all new and ongoing trials have been subject to the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as CROs, may impact our developments plans.

In addition, on January 12, 2025, Regulation (EU) 2021/2282 on Health Technology Assessment, or the HTA Regulation, entered into application through a phased implementation. It is intended to increase cooperation among EU Member States in assessing clinical aspects of health technologies, including new medicinal products, by establishing a framework for joint clinical assessments, joint scientific consultations, and the early identification of emerging health technologies. The Regulation permits EU Member States to use common tools, methodologies, and procedures and requires them to rely on EU‑level joint clinical assessment reports for the clinical components of their national HTA evaluations. EU Member States, however, remain responsible for assessing non‑clinical aspects, such as economic, ethical, and social considerations, and for making pricing and reimbursement decisions at the national level. As implementation of the HTA Regulation is phased in and key methodological and procedural guidance continues to evolve, there remains uncertainty regarding the evidence requirements, timing, and impact of joint clinical assessments on national reimbursement processes. The new framework may result in additional or differently structured evidentiary expectations, misalignment between assessment and regulatory timelines, or delays in national decisions. Any adverse or delayed HTA outcomes, or divergent national reimbursement decisions, could negatively affect our ability to obtain or maintain favorable pricing and reimbursement status for any product candidates, if approved. If we are unable to maintain favorable pricing and reimbursement status in EU Member States for product candidates that we may successfully develop and for which we may obtain regulatory approval, any anticipated revenue from and growth prospects for those products in the EU could be negatively affected.

Following the United Kingdom’s departure from the EU, the HTA Regulation does not apply in the UK; however, the MHRA and UK HTA bodies, including NICE, the SMC, and the All‑Wales Medicines Strategy Group, are developing new pathways intended to support the timely and efficient development and assessment of innovative medicinal products. There can be no assurance that we will be able to obtain or sustain favorable pricing or reimbursement in the UK under these evolving frameworks, and any such inability could materially and adversely affect our anticipated revenues and growth prospects in that market.

Furthermore, on December 11, 2025, the European Commission, the Parliament and the European Council reached a political agreement on a comprehensive overhaul of EU pharmaceutical legislation, or the Pharma Package. The reform has been under negotiation since the European Commission submitted its proposal in April 2023. This package - comprised of a new directive and regulation to replace existing legislation – aims to modernize the EU framework. The political agreement is still subject to formal approval by the European Parliament and Council. If approved in the form proposed, the Pharma Package will, among other changes, reduce the baseline market protection period by one year, with limited opportunities for extensions, capped at a maximum of eleven years; reshape the incentives regime for orphan medicinal products, by introducing “breakthrough” orphan medicinal products – those addressing diseases with no available medicinal treatment – which will benefit from 11 years of market exclusivity. A decrease in market exclusivity opportunities for our product candidates in the EU could open them to generic or biosimilar competition earlier than under the current regime, potentially impacting reimbursement status and the commercial prospects of our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, our development plans may be impacted.

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

We are subject to legal proceedings and claims from time to time that may seek material damages or otherwise may have a material adverse effect on our business. For example, in January 2024 and April 2024, we were named a nominal defendant in stockholder derivative lawsuits asserting claims against certain of our current and former directors, among others, in the Court of Chancery of the State of Delaware. These lawsuits, which have since been consolidated, seek, among other relief, a declaration that certain defendants were unjustly enriched, unspecified monetary damages, disgorgement of certain alleged profits received by defendants, and reasonable costs and expenses, including attorneys’ fees, and other relief. We have not recorded a liability related to these lawsuits because, at this time, we are unable to reasonably estimate possible losses or gains or determine whether an unfavorable outcome is either probable or remote. Our board of directors has formed a special litigation committee to investigate the claims and allegations in the amended complaint. On March 3, 2026, the special litigation committee moved to terminate the action, stating its conclusion that dismissal is in the best interest of the company and its stockholders. In connection with an investigation captioned In the Matter of Taysha Gene Therapies, Inc. (D-04192), we and certain of our officers and directors received subpoenas in late 2024 from the SEC for materials relating to our August 2023 PIPE and certain public offerings. The SEC investigation is neither a determination that the Company or any individuals have violated any law nor a charge of any wrongdoing. See “Item 3-Legal Proceedings” and “Part II, Item 8, Note 13-Commitments and Contingencies” in the 2024 Form 10-K for more information and “Part I, Item 2, Note 13-Commitments and Contingencies” in our First Quarter 2025 Form 10-Q for more information about each of these matters.

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

Our stock price may be volatile. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. Specifically, from September 24, 2020, the date our stock began trading on Nasdaq, through March 18, 2026 our stock price fluctuated from a low of $0.50 to a high of $33.35 per share. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

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
•
failure by us to comply with the terms of the 2025 Trinity Term Loan Agreement;
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

An active trading market for our common stock may not be sustained.

We can provide no assurance that we will be able to maintain an active trading market for our common stock. The lack of an active trading market for our common stock may impair your ability to sell our common stock at the time you wish to sell at an attractive price or at all. An inactive market may also impair our ability to raise capital by selling securities and may impair our ability to acquire other businesses or technologies using our shares as consideration, which, in turn, could materially adversely affect our business.

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

Because we are no longer an "emerging growth company" as defined in the JOBS Act, we may incur additional expenses and devote increased management time to compliance with additional disclosures that are applicable to companies that are not emerging growth companies.

While we were an "emerging growth company," as defined in the JOBS Act, we were permitted to take advantage of reduced regulatory and reporting requirements that were otherwise generally available to public companies. These included, without limitation, reduced disclosure obligations regarding executive compensation in our periodic reports and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. Because we ceased to be an emerging growth company effective as of December 31, 2025, we expect to incur additional expenses and to devote increased management time towards insuring compliance with those requirements applicable to companies that are not emerging growth companies. We qualify as a smaller reporting company, and we will remain a smaller reporting company for so long as (i) the market value of our shares held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our shares held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter. Similar to emerging growth companies, smaller reporting companies are able to provide simplified executive compensation disclosure, are exempt from the auditor attestation requirements of Section 404, and have certain other reduced disclosure obligations, including, among other things, being required to provide only two years of audited financial statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

You should not rely on an investment in our common stock to provide dividend income. We have not declared or paid cash dividends on our common stock to date. We currently intend to retain our future earnings, if any, to fund the development and growth of our business. In addition, the terms of the 2025 Trinity Term Loan Agreement restrict our ability to pay dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future. Investors seeking cash dividends should not purchase our common stock.

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

Numerous U.S. states have enacted comprehensive data privacy and security laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data Processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for Processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020, or, collectively, the CCPA, applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosure in privacy notices and honor requests of California residents certain rights. The CCPA allows for up to $7,988 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. The CCPA and other comprehensive U.S. state privacy laws exempt some data Processed in the context of clinical trials, these developments further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties with whom we work. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future.

Outside the United States, an increasing number of laws, regulations, and industry standards govern data privacy and security. Our operations may be subject to increased scrutiny or attention from foreign data privacy and security authorities. Our clinical trial programs and research collaborations outside the United States may implicate foreign data privacy and security laws, including in Canada, the United Kingdom and Europe. The European Union’s General Data Protection Regulation, or EU GDPR, the United Kingdom’s General Data Protection Regulation, or UK GDPR (collectively, GDPR), and Canada’s Personal Information Protection and Electronic Documents and various related provincial laws, as well as Canada’s Anti-Spam Legislation, may apply to our operations. The EU GDPR, and the UK GDPR, impose strict requirements for Processing the personal data of individuals located, respectively, within the EEA, and the United Kingdom.

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

Our employees and personnel use generative artificial intelligence, or AI, technologies to perform their work, and the disclosure and use of personal data in AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws and regulations regulating AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use AI, it could make our business less efficient and result in competitive disadvantages.

In the ordinary course of business, we transfer personal data from Europe and other jurisdictions to the United States or other countries. Certain jurisdictions, including Europe and the United Kingdom (UK), have enacted data localization laws and cross-border personal data transfers laws. For example, absent appropriate safeguards or other circumstances, the EU GDPR and UK GDPR generally restricts the transfer of personal data to countries outside of the EEA and UK respectively, such as the United States. Other jurisdictions have enacted or are considering similar cross-border personal data transfer laws and local personal data residency laws, any of which could increase the cost and complexity of doing business.

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

If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we may face significant adverse consequences, including interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines, and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against Processing or transferring personal data from Europe or elsewhere.

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

Additionally, the U.S. Department of Justice issued a rule entitled Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restrictions on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered individuals (i.e., individuals and entities located in or controlled by individuals or entities located in those jurisdictions) that may impact certain business activities such as vendor engagements, employment of certain individuals and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties. The rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified or encrypted.

We are also subject to the terms of our data privacy and security policies, representations, certifications, standards, publications and frameworks, and contractual obligations to third parties related to data privacy, security and the Processing of personal data, or, collectively, Data Protection Obligations, including without limitation, operating rules and standards imposed by industry organizations. Data privacy and security issues worldwide are, and are likely to remain, uncertain for the foreseeable future. We strive to comply with applicable data privacy and security laws and Data Protection Obligations to the extent possible, but we may at times fail to do so, or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our personnel, partners or vendors do not comply with applicable data privacy and security laws and Data Protection Obligations.

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

We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties with whom we work may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties with whom we work fail, or are perceived to have failed, to address or comply with applicable data privacy and security laws and Data Protection Obligations, such failure or perceived failure could: increase our compliance and operational costs; expose us to regulatory scrutiny, actions, fines and penalties; result in reputational harm; interrupt or stop clinical trials; result in litigation and liability; result in an inability to Process personal data or to operate in certain jurisdictions; cause a material adverse impact to business operations or financial results; result in imprisonment of company officials; and otherwise result in other material harm to our business. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations.

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

We rely on third parties to help us operate critical business systems and to Process sensitive information in a variety of context, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, and other functions. We also share sensitive information with third parties in conjunction with our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If we, or the third parties with whom we work, experience, or in the future experience, any security incident(s) that result in any data loss, deletion or destruction, unauthorized access to, loss of, unauthorized acquisition or disclosure of, or inadvertent exposure or disclosure of, personal data or sensitive information, or compromise related to the security, confidentiality, integrity or availability of our information technology, software, services, communications or data (or those of the third parties with whom we work), it may have a material adverse effect on our business, including without limitation, regulatory investigations or enforcement actions, litigation, indemnity obligations, negative publicity, reputational harm, monetary fund diversions, diversion of management attention, interruptions in our operations, financial loss, additional reporting requirements and/or oversight, and restrictions on Processing sensitive information (including personal data).

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

We have been in the past, and may in the future, be required to expend significant resources, fundamentally change our business activities (including our clinical trial activities) and practices, and/or modify our operations, including our clinical trial activities or information technology, in an effort to protect against security breaches and to mitigate, detect, and remediate actual and potential vulnerabilities. Applicable data privacy and security laws and Data Protection Obligations may require us to implement specific security measures or use industry-standard or reasonable measures to protect against security breaches. While we have implemented security measures designed to protect against security breaches, there can be no assurance that our security measures or those of our service providers, partners and other third parties will be effective in protecting against all security breaches and material adverse impacts that may arise from such breaches. It may be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. For example, threat actors may use an initial compromise of one part of our environment to gain access to other parts of our environment, or leverage a compromise of our networks or systems to gain access to the networks or systems of third parties with whom we work, such as through phishing or supply chain attacks. The recovery systems, security protocols, network protection mechanisms and other security measures that we (and our third parties) have integrated into our platform, systems, networks and physical facilities, which are designed to protect against, detect and minimize security breaches, may not be adequate to prevent or detect service interruption, system failure or data loss.

We have not always been able in the past and may be unable in the future to detect, anticipate, measure or prevent threats or techniques used to detect or exploit vulnerabilities in our (or our third parties’) information technology, services, communications or software, or cause security breaches, because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after an incident has occurred. For example, in 2024, we were the target of a phishing attack that affected a limited number of our employees and their mailboxes. We promptly investigated the attack and took steps to contain and mitigate the effects of the attack. In addition, security researchers and other individuals have in the past and will continue in the future to actively search for and exploit actual and potential vulnerabilities in our (or our third parties’) information technology and communications. While we take steps designed to detect and remediate vulnerabilities, we may not be able to detect and remediate vulnerabilities on a timely basis. Therefore, such vulnerabilities could be exploited and result in a security breach, but they may not be detected until after a security breach has occurred. These vulnerabilities pose material risks to our business. We cannot be certain that we will be able to address any such vulnerabilities, in whole or part, and there may be delays in developing and deploying patches and other remedial measures to adequately address vulnerabilities. Any of the previously identified or similar threats could cause a security breach or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties with whom we work.

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

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting on an annual basis. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. We are also required to disclose significant changes made in our internal control procedures on a quarterly basis. Because we are a smaller reporting company and a non-accelerated filer, we are not required to comply with the auditor attestation requirements of Section 404. Our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting in our first annual report required to be filed with the SEC following the date we are no longer a smaller reporting company and non-accelerated filer. Our independent registered public accounting firm may in the future issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

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

We have generated and expect to continue to generate significant federal and state net operating loss, or NOL, carryforwards in the future. As of December 31, 2025, there were federal and state NOLs of $327.1 million and $13.6 million respectively. A portion of these NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities. Federal NOLs incurred in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs is limited. It is uncertain if and to what extent various states will conform to federal law. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. During 2023, we performed a detailed analysis of historical and current Section 382 ownership shifts that may limit the utilization of NOL carryforwards. None of our gross federal NOLs are permanently limited. However, as a result of the ownership shift that occurred in August 2023, $27.1 million of our research credits will expire and $217.9 million of our gross federal NOLs are subject to an annual utilization limitation of $3.1 million. Sales of our common stock by our existing stockholders, or additional sales of our common stock by us, could trigger additional limitations under Section 382 which could have a material adverse effect on our results of operations in future years. At the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

New tax laws or regulations, changes to existing tax laws or regulations or changes in their application to us or our customers may have a material adverse effect on our business, cash flows, financial condition or results of operations.

New tax laws, statutes, rules, regulations, directives, decrees or ordinances could be enacted at any time. Further, existing tax laws, statutes, rules, regulations, directives, decrees or ordinances could be interpreted, changed or modified. Any such enactment, interpretation, change or modification could adversely affect us, possibly with retroactive effect. For example, the IRA imposes, among other rules, a 15% minimum tax on the book income of certain large corporations and a 1% excise tax on certain corporate stock repurchases. In addition, for certain research and experimental expenses incurred in tax years beginning after December 31, 2021, the Tax Cuts and Jobs Act required the capitalization and amortization of such expenses over five years if incurred in the United States and fifteen years if incurred outside the United States, rather than deducting such expenses currently. The OBBBA restored the tax deductibility of such expenses in the year incurred if incurred in the United States for tax years beginning after December 31, 2024. We are evaluating the potential impact that this and other changes under the OBBBA may have on our business. Future guidance from the Internal Revenue Service and other tax authorities with respect to any legislation that may affect us, and certain aspects of such legislation could be modified or repealed in future legislation or sunset in future years. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings and the deductibility of expenses could have a material impact on the value of our deferred tax assets, result in significant one-time charges and increase our future U.S. tax expense.

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

Our information technology team, led by our Executive Director of Information Technology, helps identify, assess, and manage our cybersecurity threats and risks. Our information technology team assesses risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods including, for example analyzing threat reports, conducting audits, and using intelligence feeds.

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

Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including our Compliance Officer and Executive Director of Information Technology, both of whom have previously served in management roles at other public biotechnology companies.

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

Item 2. Properties.

In January 2021, we entered into a lease agreement for 15,000 square feet of administrative space in Dallas, Texas, pursuant to a lease agreement that expires approximately ten years after the lease commenced in May 2021. This lease was amended in December 2021 to lease an additional 18,000 square feet of administrative space in Dallas, TX, pursuant to a lease amendment that expires approximately ten years after the lease commencement date. In December 2020, we entered into a lease agreement for approximately 187,500 square feet of a manufacturing facility in Durham, North Carolina, pursuant to a lease agreement that expires in September 2036. We have two options to extend the term of that lease, each for a period of an additional five years. In November 2025, we entered into a lease agreement for 15,000 square feet of laboratory space in Morrisville, North Carolina pursuant to a lease agreement that expires five years after the lease commencement date. We have the option to extend the term of the lease for a period of three years.

We believe that our facilities are suitable and adequate to meet our needs. We intend to add new facilities or expand existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

Item 3. Legal Proceedings.

In January 2024 and April 2024, the Company was named a nominal defendant in two putative stockholder derivative actions filed by stockholders of the Company in the Court of Chancery of the State of Delaware. The lawsuits have since been consolidated and a lead plaintiff has been appointed. In October 2024, the lead plaintiff filed an amended complaint asserting claims relating to the Company’s August 2023 Private Placement against (i) certain of the Company’s current and former directors and officers for breach of fiduciary duty and unjust enrichment; and (ii) certain participants in the Company’s August 2023 Private Placement for aiding and abetting breach of fiduciary duty and unjust enrichment. The complaints seek an unspecified award of damages in the Company’s favor, plus pre-judgment and post-judgment interest, and an award to the plaintiffs for the costs and disbursement of the action, including fees for their attorneys and experts. The board of directors of the Company has formed a special litigation committee to investigate the claims and allegations in the amended complaint. On March 3, 2026, the special litigation committee moved to terminate the action, stating its conclusion that dismissal is in the best interest of the company and its stockholders. The Company has not recorded a liability related to these lawsuits because, at this time, the Company is unable to reasonably estimate possible losses or gains or determine whether an unfavorable outcome is either probable or remote.

In connection with an investigation captioned In the Matter of Taysha Gene Therapies, Inc. (D-04192), Taysha and certain of its officers and directors received subpoenas in late 2024 from the United States Securities and Exchange Commission, or the SEC, for materials relating to Taysha’s August 2023 Private Placement and certain public offerings. Production of materials in response to the subpoenas was completed in April 2025. The SEC investigation is neither a determination that the Company or any individuals have violated any law nor a charge of any wrongdoing.

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

Holders of Record

As of March 19, 2026, we had 34 holders of record of our common stock, which excludes stockholders whose shares were held in nominee or street name by brokers. The actual number of common stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

We are evaluating TSHA-102 for the treatment of females with Rett syndrome in our REVEAL and ASPIRE clinical trials.

The REVEAL Phase 1/2 Adolescent and Adult Trial, also known as Part A, is a first-in-human, open-label, randomized, dose-escalation and dose-expansion study evaluating the safety and preliminary efficacy of TSHA-102 as a single lumbar intrathecal administration in adolescent and adult females aged 12 years and older with Rett syndrome due to MECP2 loss-of-function mutation. The trial is taking place in Canada and the United States. A total of six participants aged 15 to 21 years were treated with TSHA-102 in this study, and enrollment for this trial is complete. Part A also includes the REVEAL Phase 1/2 Pediatric Trial, which is a first-in-human, open-label, randomized, dose-escalation and dose-expansion study evaluating the safety and preliminary efficacy of TSHA-102 as a single lumbar intrathecal administration in pediatric females aged 5 to 8 years with Rett syndrome due to MECP2 loss-of-function mutation. The trial is taking place in the United States and Canada. A total of six participants aged 6 to 8 years were treated with TSHA-102 in this study, and enrollment for this trial is also complete.

We have completed dosing of the 12 patients in Part A of both REVEAL trials, which includes eight patients in cohort two (high dose, 1x1015 total vg) and four patients in cohort one (low dose, 5.7x1014 total vg). We reported positive clinical data in May 2025, demonstrating that all patients gained or regained one or more developmental milestone across communication, fine motor and gross motor function following administration of TSHA-102 as of the May 19, 2025, data cutoff. Patients also showed improvements across multiple standardized Rett syndrome assessments. There have been no treatment-related serious adverse events or dose-limiting toxicities across the 12 patients treated with TSHA-102 as of the March 2026 data cutoff. An update on longer-term safety and efficacy data from the Part A REVEAL Phase 1/2 trials is expected in the second quarter of 2026.

The TSHA-102 clinical development program is designed to support the potential future approval of TSHA-102 for a broad population of patients aged 2 years and older with Rett syndrome through an efficient and rigorously designed pathway. In close collaboration with the FDA, Taysha designed the TSHA-102 pivotal program so that efficacy data from the REVEAL pivotal trial in participants aged 6 to <22 years who have reached developmental plateau can be used to represent patients aged 2 to <6 years, while safety data in younger children are generated through the separate ASPIRE trial to support the potential for a broad label for TSHA-102.

The REVEAL pivotal trial, also known as Part B, is a single-arm, open-label study evaluating the efficacy and safety of TSHA-102 in females with Rett syndrome, with each patient serving as their own control. Each participant will receive a single administration of the high dose (1x1015 total vg) of TSHA-102 delivered by lumbar intrathecal injection. The study will enroll 15 females aged 6 to <22 years in the developmental plateau population of Rett syndrome; these patients have an exceedingly low likelihood (0% to <6.7%) of gaining new or regaining developmental milestones that were lost after a defined number of years, based on our analysis of the NIH-funded International Rett Syndrome Foundation’s natural history study data. The primary endpoint will assess response rate, defined as the percentage of patients who gain or regain at least one developmental milestone from a list of 28 defined milestones across the core functional domains of communication, fine motor and gross motor, following administration of TSHA-102. Standardized milestone assessments will be administered and captured on video at pre- and post-treatment timepoints, with determination of milestone gain/regain upon video-evidence review by independent, blinded central raters based on prespecified definitions of achievement for each milestone.

We have finalized FDA alignment on the REVEAL pivotal trial protocol and statistical analysis plan, which includes a 6-month interim analysis that may serve as the basis for BLA submission. Multiple patients have been dosed in the REVEAL pivotal trial, with the first patient dosed in the fourth quarter of 2025. Additional patient enrollment continues to advance across multiple clinical trial sites. There have been no treatment-related serious adverse events or dose-limiting toxicities across the participants treated with TSHA-102 in the REVEAL pivotal trial as of the March 2026 cutoff. We expect to complete dosing of all patients in the REVEAL pivotal trial in the second quarter of 2026.

We also obtained written alignment from the FDA on an extrapolation approach in a separate safety-focused study, the ASPIRE trial, and the data for inclusion in the planned BLA submission to enable broad labeling of TSHA-102 for patients aged ≥2 years with Rett syndrome. ASPIRE will enroll three females aged 2 to <4 years with Rett syndrome to evaluate the safety and preliminary efficacy of a single IT administration of high dose TSHA-102 (1x1015 total vg), scaled to account for the lower brain volume in 2 to <4‑year‑olds. A minimum of three months of ASPIRE safety data will be included in the planned BLA submission, while efficacy in the 2 to <4-year-old population will be extrapolated from data collected in the REVEAL pivotal trial, to support the potential for a broad label for TSHA-102 in patients aged ≥2 years with Rett syndrome. We expect to complete dosing in the ASPIRE trial in the second quarter of 2026.

We have a limited operating history. Since our inception, our operations have focused on organizing and staffing our company, business planning, raising capital and entering into collaboration agreements for conducting preclinical and clinical development activities for our product candidates. Our lead product candidate is still in the clinical stage. We do not have any product candidates approved for sale and have not generated any revenue from product sales. Through December 31, 2025, we have funded our operations primarily through: (i) the sale of equity, raising an aggregate of $961.0 million of gross proceeds from our initial public offering, or the IPO, sales of common stock pursuant to our Sales Agreement (as defined below), our October 2022 follow-on offering, our 2023 private placement, our June 2024 Offering (as defined below) and our May 2025 Offering (as defined below); (ii) pre-IPO private placements of our convertible preferred stock; (iii) our 2023 Term Loan Agreement (as defined below) and subsequently the 2025 Trinity Term Loan Agreement (as defined below); and (iv) the Astellas Transactions.

On November 13, 2023, or the 2023 Trinity Closing Date, we entered into a Loan and Security Agreement, or the 2023 Trinity Term Loan Agreement, by and among us, the lenders party thereto from time to time, or the Trinity Lenders, and Trinity Capital Inc., as administrative agent and collateral agent for the Trinity Lenders, or Trinity. The 2023 Trinity Term Loan Agreement provided for, on the 2023 Trinity Closing Date, $40.0 million aggregate principal amount of term loans, or, collectively, the 2023 Trinity Term Loans. We drew the 2023 Trinity Term Loans in full on the 2023 Trinity Closing Date. On August 7, 2025, we entered into the 2025 Trinity Term Loan Agreement (as defined below) with the 2025 Trinity Lenders (as defined below). We drew $50.0 million in term loans on the Trinity Refinance Date (as defined below). The existing 2023 Trinity Term Loan Agreement with the Trinity Lenders was terminated and the existing 2023 Trinity Term Loans were repaid in full concurrently with entry into the 2025 Trinity Term Loans (as defined below).

Since our inception, we have incurred significant operating losses. Our net losses were $109.0 million for the year ended December 31, 2025 and $89.3 million for the year ended December 31, 2024. As of December 31, 2025, we had an accumulated deficit of $711.3 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

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
•
work with CMOs for the manufacture of cGMP material for clinical trials or potential commercial sales;
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

The UT Southwestern Agreement expires on a country-by-country and licensed product-by-licensed product basis upon the expiration of the last valid claim of a licensed patent in such country for such licensed product. After the initial research term, we may terminate the agreement, on an indication-by-indication and licensed product-by-licensed product basis, at any time upon specified written notice to UT Southwestern. Either party may terminate the agreement upon an uncured material breach of the agreement or insolvency of the other party. In December 2023 and throughout 2024 and 2025, we transferred rights to specific indications back to UT Southwestern.

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

In March 2022, our CTA filing for TSHA-102 for the treatment of Rett Syndrome was approved by Health Canada and therefore triggered a regulatory milestone payment in connection with the Abeona Rett Agreement. We recorded a $1.0 million charge within research and development expenses in the consolidated statements of operations for the year ended December 31, 2022. In May 2023, we dosed the first patient with TSHA-102 in the Phase 1/2 REVEAL trial evaluating the safety and preliminary efficacy of TSHA-102 in adult patients with Rett syndrome and therefore triggered a milestone payment of $3.5 million in connection with the Abeona Rett Agreement. In December 2025, we dosed the first patient with TSHA-102 in the Phase 1/2 Part B REVEAL pivotal trial and therefore triggered a milestone payment of $3 million in connection with this agreement. This pivotal milestone fee was paid in January 2026. We recorded $3.0 million within research and development expenses in the consolidated statements of operations for the year ended December 31, 2025. No other milestone payments were made or triggered in connection with this agreement during the year ended December 31, 2025.

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

License Agreement with Abeona (CLN1 Disease)

In August 2020, we entered into the Abeona CLN1 Agreement with Abeona. In connection with the Abeona CLN1 Agreement, we obtained an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses under certain patents, know-how and materials originally developed by the University of North Carolina at Chapel Hill and Abeona to research, develop, manufacture, have manufactured, use, and commercialize licensed products for gene therapy for the prevention, treatment, or diagnosis of CLN1 Disease (one of the forms of Batten disease) in humans. In February 2026, the Abeona CLN1 Agreement was mutually terminated.

Option Agreement with Astellas

On October 21, 2022, or the Effective Date, we entered into the Option Agreement with Astellas. In October 2025, the Rett Option expired without being exercised. Following the expiration of the Option Agreement, we now hold unencumbered rights to the TSHA-102 program.

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

Components of Results of Operations

Revenue

Revenue for the years ended December 31, 2025 and 2024 was derived from the Astellas Transactions. We recognized revenue as research and development activities related to our Rett program were performed. Revenue related to the material rights associated with the Rett Option and the GAN Option were recognized at a point in time when the option was exercised or the option period expired. In September 2023, Astellas elected not to exercise the GAN Option, therefore we recognized revenue related to the GAN Option during the year ended December 31, 2023. In October 2025, Astellas elected not to exercise the Rett Option, therefore we recognized revenue related to the Rett Option during the year ended December 31, 2025.

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We have increased, and expect to continue to increase for the foreseeable future, our research and development spend with respect to the Rett clinical trials as we continue the development of TSHA-102 and manufacturing processes and begin commercialization activities and conduct discovery and research activities for our preclinical programs. We cannot determine with certainty the timing of initiation, the duration or the completion costs of current or future preclinical studies and clinical trials of our product candidates due to the inherently unpredictable nature of preclinical and clinical development. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to the results of ongoing and future preclinical studies and clinical trials, regulatory developments and our ongoing assessments as to each product candidate’s commercial potential. We will need to raise substantial additional capital in the future. Our clinical development costs are expected to increase significantly as we commence clinical trials. Our future expenses may vary significantly each period based on factors such as:

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

Impairment of Long-lived Assets

Impairment of long-lived assets are the result of an asset group's carrying value exceeding the fair value. In November 2022, we decided not to continue building out our manufacturing facility in North Carolina. We recorded a non-cash impairment charge related to the construction in progress and right-of-use lease assets at the manufacturing facility. We recorded additional impairment charges related to the construction in progress at the manufacturing facility in the year ended December 31, 2024.

Other Income (Expense)

Other income (expense) consists primarily of dividends earned from our money market fund and interest income on our cash and cash equivalents and non-cash changes in the fair value of our warrant liability and the 2025 Trinity Term Loan.

Results of Operations

Results of Operations for the Year Ended December 31, 2025 and 2024

The following table summarizes our results of operations for the years ended December 31, 2025 and 2024 (in thousands):

	For the Year Ended December 31,
	2025	2024
Revenue	$9,773	$8,333
Operating expenses:
Research and development	86,403	66,001
General and administrative	33,868	28,953
Impairment of long-lived assets	—	4,838
Total operating expenses	120,271	99,792
Loss from operations	(110,498)	(91,459)
Other income (expense):
Change in fair value of warrant liability	(1,199)	16
Change in fair value of term loan	(6,168)	(4,583)
Interest income	9,224	6,940
Interest expense	(63)	(102)
Other expense	(291)	(110)
Total other income, net	1,503	2,161
Net loss	$(108,995)	$(89,298)

Revenue

Revenue was $9.8 million for the year ended December 31, 2025, compared to $8.3 million for the year ended December 31, 2024. Revenue for the years ended December 31, 2025 and 2024 was derived entirely from the Astellas Transactions. The revenue recorded for the year ended December 31, 2025 is the result of Rett syndrome research and development activities performed during the year of $4.3 million and the expiration of the material right associated with the Rett Option of $5.5 million. The revenue recorded for the year ended December 31, 2024 is the result of Rett syndrome research and development activities performed during the year of $8.3 million.

Research and Development Expenses

Research and development expenses were $86.4 million for the year ended December 31, 2025, compared to $66.0 million for the year ended December 31, 2024. The $20.4 million increase was primarily driven by higher compensation expenses due to increased research and development headcount. Clinical trial and GMP expenses also increased during the year ended December 31, 2025 due to ongoing clinical trial activities in the TSHA-102 REVEAL adolescent/adult and pediatric studies and BLA-enabling process performance qualification manufacturing initiatives.

General and Administrative Expenses

General and administrative expenses were $33.9 million for the year ended December 31, 2025, compared to $29.0 million for the year ended December 31, 2024. The increase of $4.9 million was primarily due to higher compensation expenses and legal and professional fees as well as debt issuance costs incurred in connection with the 2025 Trinity Term Loan that are recorded in general and administrative expense under the fair value option.

Impairment of Long-lived Assets

We did not record any non-cash impairment charge in the year ended December 31, 2025. We recorded a non-cash impairment charge of $4.8 million related to our manufacturing facility for the year ended December 31, 2024.

Other Income (Expense)

Change in fair value of warrant liability

Change in fair value of warrant liability was a non-cash loss totaling $1.2 million for the year ended December 31, 2025 related to the SSI Warrants (as defined below) compared to a non-cash gain of less than $0.1 million for the year ended December 31, 2024 related to the SSI Warrants.

Change in fair value of term loan

We elected the fair value option for the 2025 Trinity Term Loan and changes to fair value, other than changes that are directly attributed to instrument-specific credit risk, were recorded as a component of other income (expense). The change in fair value was $6.2 million for the year ended December 31, 2025 compared to $4.6 million for the year ended December 31, 2024.

Interest income

Interest income was $9.2 million for the year ended December 31, 2025 compared to $6.9 million for the year ended December 31, 2024. The increase in income is primarily attributable to dividends earned from our money market fund and interest earned on our savings account following the investment of proceeds raised in our May 2025 Offering and proceeds from the ATM program.

Interest expense

Interest expense was $0.1 million for each of the years ended December 31, 2025 and 2024. No interest expense was recorded on the term loans for the years ended December 31, 2025 and 2024 due to the election of the fair value option.

Liquidity and Capital Resources

Overview

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses. As of December 31, 2025, we had cash and cash equivalents of $319.8 million. Through December 31, 2025, we have funded our operations primarily through equity financings, raising an aggregate of $961 million in gross proceeds from equity financings, including from pre-IPO private placements of convertible preferred stock, our IPO, and subsequent sales of common stock in public and private securities offerings, proceeds from a warrant exercise, our term loans and the Astellas Transactions.

On August 7, 2025, or the Trinity Refinance Date, we entered into a Loan and Security Agreement, or the 2025 Trinity Term Loan Agreement, by and among us, the lenders party thereto from time to time, or the 2025 Trinity Lenders, and Trinity Capital Inc., as administrative agent and collateral agent for the 2025 Trinity Lenders, or Trinity. The 2025 Trinity Term Loan Agreement provides for (i) on the Trinity Refinance Date, $50.0 million aggregate principal amount of term loans, or Tranche A (ii) from the Trinity Refinance Date until March 31, 2028 an additional $25.0 million term loan facility contingent on delivering evidence satisfactory to Trinity that we have submitted a BLA acceptance to the FDA for TSHA-102 in Rett Syndrome, or Tranche B, (iii) from the Trinity Refinance Date until March 31, 2029, an additional $25.0 million term loan facility contingent on delivering evidence satisfactory to Trinity that we have received BLA approval from the FDA for TSHA-102 in Rett Syndrome, or collectively, the 2025 Trinity Term Loans, and, together with the 2023 Trinity Term Loans, the Trinity Term Loans. We drew $50.0 million in term loans on the Trinity Refinance Date. The existing 2023 Trinity Term Loan Agreement was terminated and the existing 2023 Trinity Term Loans were repaid concurrently with entry into the 2025 Trinity Term Loan Agreement and the draw of Tranche A. The interest rate applicable to the 2025 Trinity Term Loans is the greater of (a) the WSJ Prime Rate plus 4.00% or (b) 11.50% per annum. The 2025 Trinity Term Loans are interest only from the Trinity Refinance Date through 48 months from the Trinity Refinance Date, which may be extended to 60 months from the Trinity Refinance Date upon the satisfaction of certain milestones set forth in the 2025 Trinity Term Loan Agreement, after which we are required to pay equal monthly installments of principal through August 1, 2030, or the New Maturity Date.

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

The obligations under the 2025 Trinity Term Loan Agreement are secured by a perfected security interest in all of our assets except for certain customarily excluded property pursuant to the terms of the 2025 Trinity Term Loan Agreement. There are no financial covenants and no warrants associated with the 2025 Trinity Term Loan Agreement. The 2025 Trinity Term Loan Agreement contains various covenants that limit our ability to engage in specified types of transactions without the consent of Trinity and the 2025 Trinity Lenders which include, among others, incurring or assuming certain debt; merging, consolidating or acquiring all or substantially all of the capital stock or property of another entity; changing the nature of our business; changing our organizational structure or type; licensing, transferring or disposing of certain assets; granting certain types of liens on our assets; making certain investments; paying cash dividends; and entering into certain transactions with our affiliates, in each case subject to customary exceptions.

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

Also on October 21, 2022, we entered into the Securities Purchase Agreement with Astellas, pursuant to which we issued and sold to Astellas in a private placement, or the Private Placement, an aggregate of 7,266,342 shares of our common stock, or the Private Placement Shares, for aggregate proceeds of $30.0 million. Pursuant to the Securities Purchase Agreement, in connection with the Private Placement, Astellas has the right to designate one individual to attend all meetings of the Board in a non-voting observer capacity. We also granted Astellas certain registration rights with respect to the Private Placement Shares.

In October 2022, we sold an aggregate of 14,765,226 shares of our common stock in an underwritten public offering, including the exercise in part of the underwriters’ option to purchase additional shares, for aggregate net proceeds of approximately $27.4 million after deducting underwriting discounts and commissions payable by us.

In April 2023, we entered into a securities purchase agreement, or the SSI Securities Purchase Agreement, with two affiliates of SSI Strategy Holdings LLC, or SSI, named therein, or the SSI Investors, pursuant to which we issued and sold to the SSI Investors in a private placement, or the SSI Private Placement, 705,218 shares of our common stock, or the SSI Shares, and warrants, or the SSI Warrants, to purchase an aggregate of 525,000 shares of our common stock, or the Warrant Shares. SSI provides certain consulting services to us. Each SSI Warrant has an exercise price of $0.7090 per Warrant Share. The SSI Warrants issued in the SSI Private Placement provide that the holder of the SSI Warrants will not have the right to exercise any portion of its SSI Warrants until the achievement of certain clinical and regulatory milestones related to our clinical programs. Gross proceeds of the SSI Private Placement were $0.5 million. During the year ended December 31, 2025, SSI exercised all 316,667 vested and outstanding Warrant Shares. We received proceeds of $0.2 million upon exercise.

In August 2023, we sold an aggregate of 122,412,376 shares of our common stock and pre-funded warrants to purchase up to 44,250,978 shares of our common stock for aggregate net proceeds of approximately $140.3 million after deducting placement agent commissions and offering expenses payable by us.

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

In October 2021, we entered into a Sales Agreement, or the Sales Agreement, with SVB Leerink LLC and Wells Fargo Securities, LLC, or the Sales Agents, pursuant to which we may issue and sell, from time to time at our discretion, shares of our common stock having an aggregate offering price of up to $150.0 million. In March 2022, we amended the Sales Agreement to, among other things, include Goldman Saches & Co. LLC as an additional Sales Agent. In April 2022, we sold 2,000,000 shares of common stock pursuant to the Sales Agreement and received net proceeds of $11.6 million. On November 4, 2025, we and Leerink Partners LLC entered into an Amendment to the Sales Agreement pursuant to which the Sales Agreement was terminated solely with respect to Leerink Partners LLC. In addition, on November 4, 2025, we and Goldman Sachs & Co. LLC and Wells Fargo Securities, LLC, as sales agents, or the Remaining Sales Agents, entered into an amendment to the Sales Agreement and, together with the Sales Agreement, or, the Amended Sales Agreement, to provide for an increase in the aggregate offering amount under the Sales Agreement, such that as of November 4, 2025, we may offer and sell shares of common stock having an aggregate offering price of up to $212.0 million under the Amended Sales Agreement. The material terms and conditions of the Sales Agreement otherwise remain unchanged. In November and December 2025, we sold 10,230,186 shares of common stock under the Amended Sales Agreement and received $48.4 million in net proceeds. Also on November 4, 2025, we filed a new shelf registration statement on Form S-3ASR in relation to the registration of common stock, preferred stock, debt securities, warrants and units or any combination thereof, which became effective automatically upon filing.

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

As of December 31, 2025, our material cash requirements consisted of $28.5 million in total lease payments under our noncancelable leases for equipment, laboratory space and office space. These leases are described in further detail in Note 5 to our audited consolidated financial statements located in Part IV, Item 15 of this Annual Report on Form 10-K. Our most significant purchase commitments consist of $38.8 million in cancellable purchase obligations to our manufacturing vendors, CROs and other clinical trial vendors.

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

Cash Flows

The following table shows a summary of our cash flows for the years ended December 31, 2025 and 2024 (in thousands):

	For the Year Ended December 31,
	2025	2024
Net cash used in operating activities	$(93,090)	$(81,225)
Net cash used in investing activities	(604)	(363)
Net cash provided by financing activities	274,589	76,684
Net change in cash, cash equivalents and restricted cash	$180,895	$(4,904)

Operating Activities

For the year ended December 31, 2025, our net cash used in operating activities of $93.1 million primarily consisted of a net loss of $109.0 million, primarily attributable to our spending on research and development expenses. The net loss of $109.0 million was partially offset by $21.3 million in adjustments for non-cash items and other adjustments to reconcile net loss to net cash used in operating activities, primarily due to stock-based compensation expense and research and development license expense. Additional cash used in operating activities of $5.4 million, resulting from changes in operating assets and liabilities was primarily due to a decrease in deferred revenue related to the Astellas Transactions which was partially offset by an increase in accrued expenses and other liabilities.

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

Investing Activities

During the year ended December 31, 2025, investing activities used $0.6 million of cash primarily attributable to the purchase of lab equipment and computer equipment.

During the year ended December 31, 2024, investing activities used $0.4 million of cash primarily attributable to the purchase of lab equipment.

Financing Activities

During the year ended December 31, 2025, financing activities provided $274.6 million of cash, which was primarily attributable to the closing of the May 2025 Offering, net proceeds from the 2025 Trinity Term Loans and net proceeds from our ATM program.

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

Revenue allocated to the material rights was recognized at a point in time when each option period expired or when a decision was made by Astellas to exercise or not exercise each option. Revenue from the Rett research and development activities was recognized as activities were performed using an input method, according to the costs incurred as related to the total costs expected to be incurred to satisfy the performance obligation. The transfer of control occurred over this time period and is a reliable measure of progress towards satisfying the performance obligation. During the year ended December 31, 2024, we determined that the total estimated costs to be incurred to satisfy the performance obligation associated with the Rett research and development activities had increased from the cost estimate used for the year ended December 31, 2023.

Fair Value Option

On August 7, 2025 we entered into the 2025 Trinity Term Loan Agreement with the 2025 Trinity Lenders. The 2025 Trinity Term Loan Agreement provides for, on the Trinity Refinance Date, $50.0 million aggregate principal amount of term loans, or Tranche A (ii) from the Trinity Refinance Date until March 31, 2028 an additional $25.0 million term loan facility contingent on delivering evidence satisfactory to Trinity that we have submitted a BLA acceptance to the FDA for TSHA-102 in Rett Syndrome, or Tranche B, (iii) from the Trinity Refinance Date until March 31, 2029, an additional $25.0 million term loan facility contingent on delivering evidence satisfactory to Trinity that we have received BLA approval from the FDA for TSHA-102 in Rett Syndrome. We drew Tranche A of the 2025 Trinity Term Loans in full on the Trinity Refinance Date. The existing 2023 Trinity Term Loan Agreement was terminated and the existing 2023 Trinity Term Loans were repaid concurrently with entry into the 2025 Trinity Term Loan Agreement and the draw of Tranche A.

We assessed the terms and features of the 2025 Trinity Term Loans and determined that the 2025 Trinity Term Loans constituted a debt modification under ASC 470-50, Debt - Modifications and Extinguishments, or ASC 450. As such, the 2025 Trinity Term Loans are accounted for as a continuation of the original debt, and no gain or loss on extinguishment was recognized. We continue to apply the fair value option under ASC 825, Financial Instruments, or ASC 825, which was initially elected at the time of the 2023 Trinity Term Loan Agreement. The 2025 Trinity Term Loans contains various embedded features and the election of the fair value option allows us to bypass analysis of potential embedded derivatives and further analysis of bifurcation of any recognized financial liabilities. Under the fair value option, the financial liability is initially measured at its fair value on the issue date and subsequently remeasured at estimated fair value on a recurring basis at each reporting date. Changes in the fair value of the 2025 Trinity Term Loans, which include accrued interest, if any, are recorded as a component of other expense (income) in the consolidated statements of operations and comprehensive loss. We have not elected to present interest expense separately from changes in fair value and therefore will not present interest expense associated with the 2025 Trinity Term Loans. Any changes in fair value caused by instrument-specific credit risk are presented separately in other comprehensive income or loss if material. Under the fair value option, debt issuance costs are expensed as incurred.

In connection with the 2025 Trinity Term Loans, we entered into the 2025 Success Fee Agreement with Trinity which specifies the terms regarding a fee in the amount of $0.5 million plus 5% of the principal amount of the funded 2025 Trinity Term Loans under Tranche B. The 2025 Success Fee is payable upon the achievement of certain corporate development value-inflection milestones. The 2025 Success Fee survives the termination of the 2025 Trinity Term Loans and expires on the earlier of ten years, or payment in full in cash of the 2025 Success Fee. In connection with the 2023 Trinity Term Loans, we entered into the 2023 Success Fee Agreement with Trinity which specifies the terms regarding a fee in the amount of 10% of the principal amount of the funded 2023 Trinity Term Loans. The 2023 Success Fee is payable upon the achievement of certain corporate development value-inflection milestones. The 2023 Success Fee survives the termination of the 2023 Trinity Term Loans and expires on the earlier of ten years, or payment in full in cash of the 2023 Success Fee. We determined that the Success Fees represents a freestanding financial instrument and should be accounted for as a derivative liability under ASC 815 and recorded a liability within other non-current liabilities on the consolidated balance sheet, at fair value on the 2025 Trinity Closing Date and will be marked-to-market at the end of each reporting period with gains and losses recognized as a component of other income (expense) in the consolidated statements of operations. The proceeds from the 2025 Trinity Term Loans were allocated to the 2025 Success Fee and 2025 Trinity Term Loans based on their respective fair values on the Trinity Refinance Date. The fair values were determined utilizing a probability-weighted income approach, including variables for the timing of a success event and other probability estimates. The fair value of the 2025 Trinity Term Loans is determined to be $49.8 million and the fair value of the Success Fees liability is determined to be $0.2 million in the consolidated balance sheet at issuance. We calculated the discounted cash flows of the Success Fees liability, then adjusted for the probability of achievement of certain corporate development value-inflection milestones.

Recent Accounting Pronouncements

See Note 2 to our audited consolidated financial statements located in Part IV, Item 15 of this Annual Report on Form 10-K for a description of recent accounting pronouncements applicable to our financial statements.

Smaller Reporting Company Status

We are a “smaller reporting company,” meaning that the market value of our shares held by non-affiliates is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our shares held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our shares held by non-affiliates is less than $700 million. We will continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Taysha Gene Therapies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Taysha Gene Therapies, Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows, for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Fair Value of Term Loan — Refer to Notes 3 and 7 to the financial statements

Critical Audit Matter Description

The Company entered into a Loan and Security Agreement (the “2025 Trinity Term Loan Agreement”) and drew $50.0 million in term loans (the “Trinity Term Loan”) on August 7, 2025. The Company elected to apply the fair value option to the Trinity Term Loan under ASC 825, which resulted in the Trinity Term Loan being measured at its fair value of $50.1 million as of December 31, 2025. The fair value of the Trinity Term Loan was measured using a probability weighted income approach. The Company calculated the discounted cash flows for the Trinity Term Loan using a discount rate of 14.24% and adjusted for the probability of achievement of certain corporate development value-inflection milestones.

We identified management’s estimate of the fair value of the Trinity Term Loan as a critical audit matter due to the significant estimates and assumptions made by management to determine the fair value. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s assumptions.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the fair value of the term loan included the following, among others:

•
With the assistance of our fair value specialists, we:
o
evaluated the appropriateness of management’s application of the probability weighted income approach.
o
evaluated the reasonableness of the valuation assumptions including the discount rate by developing an independent range and comparing that to the valuation assumption selected by management.
•
We evaluated the reasonableness of management’s cash flow projections and probabilities assigned to the various repayment scenarios by comparing:
o
the cash flow projections to the terms of the 2025 Trinity Term Loan Agreement.
o
confirming the terms of the 2025 Trinity Term Loan Agreement directly with the counterparty.
o
the probabilities utilized against historical estimates and internal communications to management and the Board of Directors.
•
We tested the source information underlying the determination of the valuation assumptions as well as the mathematical accuracy of the calculation.

/s/ Deloitte & Touche LLP

Chicago, IL

March 19, 2026

We have served as the Company’s auditor since 2020.

Taysha Gene Therapies, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$319,767	$139,036
Restricted cash	449	449
Prepaid expenses and other current assets	4,431	2,645
Total current assets	324,647	142,130
Restricted cash	2,315	2,151
Property, plant and equipment, net	6,736	7,485
Operating lease right-of-use assets	9,439	8,381
Other non-current assets	183	217
Total assets	$343,320	$160,364
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,275	$3,592
Accrued expenses and other current liabilities	20,277	12,862
Deferred revenue	—	9,773
Total current liabilities	26,552	26,227
Term loan, net	50,106	43,942
Operating lease liability, net of current portion	18,172	17,361
Other non-current liabilities	1,552	1,309
Total liabilities	96,382	88,839
Commitments and contingencies - Note 13
Stockholders' equity
Preferred stock, $0.00001 par value per share; 10,000,000 shares authorized and no shares issued and outstanding as of December 31, 2025 and December 31, 2024	—	—
Common stock, $0.00001 par value per share; 700,000,000 shares authorized and 285,051,648 issued and outstanding as of December 31, 2025 and 400,000,000 shares authorized and 204,943,306 issued and outstanding as of December 31, 2024	3	2
Additional paid-in capital	958,427	677,859
Accumulated other comprehensive loss	(192)	(4,031)
Accumulated deficit	(711,300)	(602,305)
Total stockholders’ equity	246,938	71,525
Total liabilities and stockholders' equity	$343,320	$160,364

The accompanying notes are an integral part of these consolidated financial statements.

Taysha Gene Therapies, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	For the Year Ended December 31,
	2025	2024
Revenue	$9,773	$8,333
Operating expenses:
Research and development	86,403	66,001
General and administrative	33,868	28,953
Impairment of long-lived assets	—	4,838
Total operating expenses	120,271	99,792
Loss from operations	(110,498)	(91,459)
Other (expense) income:
Change in fair value of warrant liability	(1,199)	16
Change in fair value of term loan	(6,168)	(4,583)
Interest income	9,224	6,940
Interest expense	(63)	(102)
Other expense	(291)	(110)
Total other income, net	1,503	2,161
Net loss	$(108,995)	$(89,298)
Net loss per common share, basic and diluted	$(0.34)	$(0.36)
Weighted average common shares outstanding, basic and diluted	319,711,972	250,134,421

The accompanying notes are an integral part of these consolidated financial statements.

Taysha Gene Therapies, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	For the Year Ended December 31,
	2025	2024
Net loss	$(108,995)	$(89,298)
Other comprehensive income (loss):
Change in fair value of term loan attributable to instrument specific credit risk	3,839	(4,031)
Comprehensive loss	$(105,156)	$(93,329)

The accompanying notes are an integral part of these consolidated financial statements.

Taysha Gene Therapies, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of December 31, 2023	186,960,193	$2	$587,942	$(513,007)	$—	$74,937
Stock-based compensation	—	—	13,103	—	—	13,103
Issuance of common stock and pre-funded warrants upon closing of underwritten public offering, net of underwriting discounts and commissions, and other offering costs of $5,566	17,596,113	—	76,694	—	—	76,694
Issuance of common stock upon vesting and settlement of restricted stock units, net	234,198		(9)	—	—	(9)
Issuance of common stock under ESPP	93,970	—	89	—	—	89
Issuance of common stock upon exercise of stock options	58,832	—	40	—	—	40
Loss on instrument-specific credit risk	—	—	—	—	(4,031)	(4,031)
Net loss	—	—	—	(89,298)	—	(89,298)
Balance as of December 31, 2024	204,943,306	$2	$677,859	$(602,305)	$(4,031)	$71,525
Stock-based compensation	—	—	13,298	—	—	13,298
Issuance of common stock and pre-funded warrants upon closing of underwritten public offering, net of underwriting discounts and commissions, and other offering costs of $14,329	57,777,777	1	215,645	—	—	215,646
Issuance of common stock pursuant to ATM Agreement, net of sales commissions and other offering costs of $1,565	10,230,186	—	48,435	—	—	48,435
Issuance of common stock upon exercise of pre-funded warrants	9,607,145	—	—	—	—	—
Issuance of common stock upon exercise warrants	316,667	—	1,862	—	—	1,862
Issuance of common stock upon vesting and settlement of restricted stock units, net	1,299,156	—	(51)	—	—	(51)
Issuance of stock upon exercise of stock options	754,260	—	1,220	—	—	1,220
Issuance of common stock under ESPP	123,151	—	159	—	—	159
Gain on instrument-specific credit risk	—	—	—	—	3,839	3,839
Net loss	—	—	—	(108,995)	—	(108,995)
Balance as of December 31, 2025	285,051,648	$3	$958,427	$(711,300)	$(192)	$246,938

The accompanying notes are an integral part of these consolidated financial statements.

Taysha Gene Therapies, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31,
	2025	2024
Cash flows from operating activities
Net loss	$(108,995)	$(89,298)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,145	1,245
Stock-based compensation	13,298	13,103
Research and development license expense	3,000	—
Change in fair value of warrant liability	1,199	(16)
Non-cash change in fair value of term loan	832	(597)
Debt issuance costs expensed under the fair value option	147	—
Impairment of long-lived assets	—	4,838
Non-cash lease expense	1,359	1,217
Other	296	750
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,734)	207
Accounts payable	(153)	(2,920)
Accrued expenses and other liabilities	6,289	(1,421)
Deferred revenue	(9,773)	(8,333)
Net cash used in operating activities	(93,090)	(81,225)
Cash flows from investing activities
Purchase of property, plant and equipment	(738)	(374)
Other	134	11
Net cash used in investing activities	(604)	(363)
Cash flows from financing activities
Proceeds from issuance of common stock and pre-funded warrants from underwritten public offering, net of underwriting discounts and sales commissions and other offering costs	215,646	76,780
Proceeds from issuance of common stock pursuant to at-the-market offering, net of sales commissions and other offering costs	48,435	—
Prepayment of 2023 Trinity term loan	(40,612)	—
Proceeds from 2025 Trinity term loan, net	49,853	—
Proceeds from issuance of common stock upon exercise of warrants	225	—
Debt issuance costs for term loan	—	(18)
Proceeds from common stock issuances under ESPP	159	89
Proceeds from stock option exercises	1,220	—
Other	(337)	(167)
Net cash provided by financing activities	274,589	76,684
Net increase (decrease) in cash, cash equivalents and restricted cash	180,895	(4,904)
Cash, cash equivalents and restricted cash at the beginning of the period	141,636	146,540
Cash, cash equivalents and restricted cash at the end of the period	$322,531	$141,636
Cash and cash equivalents	319,767	139,036
Restricted cash	2,764	2,600
Cash, cash equivalents and restricted cash at the end of the period	$322,531	$141,636
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,399	$5,282
Supplemental disclosure of noncash investing and financing activities:
Proceeds allocated to Success Fee liability	217	—
Right-of-use assets obtained in exchange for lease liabilities	2,374	—
Purchase of research and development license not yet paid	3,000	—
Non-cash impact of exercise of liability classified warrants	1,637	—
Property, plant and equipment in accounts payable and accrued expenses	41	346
Offering costs not yet paid	—	46

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

Sales Agreement

On October 5, 2021, the Company entered into a Sales Agreement (the “Sales Agreement”) with SVB Securities LLC (f/k/a SVB Leerink LLC) and Wells Fargo Securities, LLC (collectively, the “Sales Agents”), pursuant to which the Company may issue and sell, from time to time in its sole discretion, shares of its common stock having an aggregate offering price of up to $150.0 million through the Sales Agents. In March 2022, the Company amended the Sales Agreement to, among other things, include Goldman Sachs & Co. LLC as an additional Sales Agent. The Sales Agents may sell common stock by any method permitted by law deemed to be an “at-the-market offering” as defined in Rule 415(a)(4) of the Securities Act, (the “ATM”), including sales made directly on or through the Nasdaq Global Select Market or any other existing trade market for the common stock, in negotiated transactions at market prices prevailing at the time of sale or at prices related to prevailing market prices, or any other method permitted by law. The Sales Agents are entitled to receive 3.0% of the gross sales price per share of common stock sold under the Sales Agreement. In April 2022, the Company sold 2,000,000 shares of common stock under the Sales Agreement and received $11.6 million in net proceeds.

On December 13, 2024, the Company filed a new shelf registration statement on Form S-3 following the expiration of its prior registration statement, in relation to the registration of common stock, preferred stock, debt securities, warrants and units or any combination thereof up to a total aggregate offering price of $300.0 million, including up to $100.0 million shares of common stock that could be offered and sold pursuant to the Sales Agreement.

On November 4, 2025, the Company and Leerink Partners LLC entered into an Amendment to the Sales Agreement pursuant to which the Sales Agreement was terminated solely with respect to Leerink Partners LLC. In addition, on November 4, 2025, the Company and Goldman Sachs & Co. LLC and Wells Fargo Securities, LLC, as sales agents (the “Remaining Sales Agents”), entered into an Amendment to the Sales Agreement (together with the Sales Agreement, the “Amended Sales Agreement”), to provide for an increase in the aggregate offering amount under the Sales Agreement, such that as of November 4, 2025, the Company may offer and sell shares of common stock having an aggregate offering price of up to $212.0 million under the Amended Sales Agreement. The material terms and conditions of the Sales Agreement otherwise remain unchanged. In November and December 2025, the Company sold 10,230,186 shares of common stock under the Amended Sales Agreement and received $48.4 million in net proceeds.

Liquidity and Capital Resources

The Company has incurred operating losses since inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. Losses are expected to continue as the Company continues to invest in its research and development activities. As of December 31, 2025, the Company had an accumulated deficit of $711.3 million. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future.

On May 28, 2025, the Company entered into an underwriting agreement (the “May 2025 Underwriting Agreement”) with Jefferies LLC, BofA Securities, Inc., Piper Sandler & Co. and Barclays Capital Inc, as representatives of the several underwriters set forth therein (collectively, the “Underwriters”), to issue and sell 46,868,687 shares of the Company’s common stock and, in lieu of common stock to certain investors, pre-funded warrants to purchase 25,858,586 shares of its common stock in an underwritten public offering (the “May 2025 Offering”), pursuant to an effective shelf registration statement on Form S-3 and a related prospectus and prospectus supplement. The offering price to the public was $2.75 per share of common stock and $2.749 per pre-funded warrant, which was the price to the public of each share of common stock sold in the May 2025 Offering minus the $0.001 exercise price per pre-funded warrant. The Underwriters purchased the shares and the pre-funded warrants from the Company pursuant to the May 2025 Underwriting Agreement at a price of $2.585 per share and $2.584 per pre-funded warrant, respectively. See Note 10 for additional information. The initial closing of the May 2025 Offering occurred on May 30, 2025. In addition, the Company granted the Underwriters an option to purchase, for a period of 30 days, up to an additional 10,909,090 shares of common stock, which the Underwriters exercised in full on June 6, 2025. The total net proceeds from the May 2025 Offering were approximately $215.6 million, including full exercise of the Underwriters’ option to purchase additional shares, after deducting underwriting discounts and commissions and offering expenses.

Future capital requirements will depend on many factors, including the timing and extent of spending on research and development and the market acceptance of the Company’s products. The Company will need to obtain additional financing in order to complete clinical studies and launch and commercialize any product candidates for which it receives regulatory approval. There can be no assurance that such financing will be available or will be on terms acceptable to the Company. As of December 31, 2025, the Company had cash and cash equivalents of $319.8 million which the Company believes will be sufficient to fund its planned operations for a period of at least twelve months from the date of issuance of these consolidated financial statements. The Company has based this estimate on assumptions that may prove to be wrong, and its operating plan may change as a result of many factors currently unknown to it. As a result, the Company could deplete its capital resources sooner than it currently expects. The Company expects to finance its future cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances or licensing arrangements. If the Company is unable to obtain funding, the Company would be forced to delay, reduce or eliminate some or all of its research and development programs, preclinical and clinical testing or commercialization efforts, which could adversely affect its business prospects.

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

Smaller Reporting Company

We are a smaller reporting company as defined in the Exchange Act. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as (i) the value of our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our most recently completed second fiscal quarter or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and our the value of voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our most recently completed second fiscal quarter.

As a smaller reporting company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The most significant estimates and assumptions in the Company’s financial statements relate to estimating manufacturing accruals and accrued or prepaid research and development expenses, the measurement of impairment of long-lived assets, and the valuation of the Trinity Term Loans that are carried at fair value. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

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

Segments

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business as a single operating segment, the gene therapy segment, which is the business of developing AAV-based gene therapies for the treatment of rare monogenic diseases of the central nervous system. See Note 15 for additional information.

As of December 31, 2025 and 2024, the Company did not have any significant long-lived assets located outside of the United States.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of funds held in a standard checking account, a standard savings account and a money market fund. The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. As of December 31, 2025 and 2024, the Company had $317.1 million and $138.3 million in cash equivalents, respectively.

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

Deferred Offering Costs

The Company capitalizes costs directly associated with equity financings until such financings are consummated, at which time such costs are recorded in additional paid-in capital against the gross proceeds of the equity financings. Costs associated with the shelf registration statement on Form S-3, filed with the SEC on December 13, 2024 were capitalized and reclassified to additional paid-in capital on a pro rata basis when the Company completed offerings under the shelf registration. On November 2, 2025, the Company entered into a new shelf registration on Form S-3. The Company capitalized costs associated with the shelf registration statement on Form S-3 filed with the SEC on November 2, 2025 and reclassifies to additional paid-in capital on a pro rata basis as the Company completes offering under the shelf registration. At the end of the three-year term of the shelf registration, the remaining deferred offering costs, if any, will be charged to operations.

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

Leases

The Company accounts for its lease agreements in accordance with ASC 842, Leases. At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Leases with a term greater than one year are recognized on the balance sheet as right-of-use assets and short-term and long-term lease liabilities, as applicable.

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

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, which consist of property, plant and equipment as well as right-of-use assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. The Company performed an undiscounted cash flow analysis over the long-lived assets associated with the manufacturing facility and determined that the carrying value of the asset group is not recoverable. During the year ended December 31, 2024, the Company recorded a non-cash impairment charge of $4.8 million in connection with the North Carolina manufacturing facility. The impairment charge was estimated using a discounted cash flow model. Significant assumptions used to determine this non-recurring fair value measurement include the time to sublease the facility, the amount of sublease income expected to be generated over the remaining lease term, and the discount rate used to measure the present value of the net cash flows associated with this asset group. See Note 4 for additional information.

Debt Issuance Costs

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

The RSAs and RSUs are valued based on the fair value of the Company’s common stock on the date of grant. The Company expenses stock-based compensation related to stock options, RSAs and RSUs which contain only service-based vesting conditions over the requisite service period using the straight-line method. For awards which contain only performance conditions, the Company recognizes expense based on the fair value of the awards in the period in which the achievement of the related performance conditions is estimated to be probable. For awards with both performance and service conditions, the Company recognizes expense based on the fair value of the performance awards over the estimated service period using the accelerated attribution method to the extent the achievement of the related performance criteria is estimated to be probable. At each reporting date, the Company evaluates whether any performance conditions related to a performance-based award have changed. The effect of any change in performance conditions is recognized as a cumulative catch-up adjustment in the period such change occurs. Stock-based compensation costs are initially recorded in research and development expense or general and administrative expense in the consolidated statements of operations in a manner consistent with the classification of the respective employee’s payroll costs. Forfeitures are recorded as they occur.

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit would more likely than not be realized assuming examination by the taxing authority. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. During the year ended December 31, 2025 the Company recorded increases in the amount of gross unrecognized tax benefits of $2.2 million. During the year ended December 31, 2024, the Company recorded increases in the amount of unrecognized tax benefits of $1.8 million. The Company also reduced its uncertain tax positions during 2023 by $7.8 million related to prior year positions largely as a result of the Section 382 ownership shift analysis performed during 2023 (see Note 12). The unrecognized tax benefits, if recognized, would not affect the effective income tax rate due to the valuation allowance that currently offsets deferred tax assets. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months. The Company would recognize any corresponding interest and penalties associated with its income tax positions in income tax expense. There was no income tax interest or penalties incurred for the years ended December 31, 2025 and 2024.

Comprehensive Loss

Comprehensive income includes charges and credits to shareholders' equity that are not the result of transactions with shareholders. Our total comprehensive loss consists of net income and changes in fair value attributed to instrument-specific credit risk from the 2025 Trinity Term Loans (as defined below). The items of comprehensive loss, with the exception of net loss, are included in accumulated other comprehensive loss in the consolidated balance sheets and statements of shareholders' equity.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid. ASU No. 2023-09 requires a public business entity (“PBE”) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. For PBEs, the new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity may apply the amendments in this ASU prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all period presented. As of December 31, 2025, the Company adopted this new ASU retrospectively with all the revised disclosures as required by this ASU in Note 12.

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values (in thousands):

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents – money market funds	$317,127	$317,127	$—	$—
Total assets	$317,127	$317,127	$—	$—
Liabilities:
Trinity Term Loans	$50,106	$—	$—	$50,106
Success Fee Derivative liabilities	1,552	—	—	1,552
Total liabilities	$51,658	$—	$—	$51,658

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents – money market funds	$138,308	$138,308	$—	$—
Total assets	$138,308	$138,308	$—	$—
Liabilities:
Trinity Term Loans	$43,942	$—	$—	$43,942
Success Fee Derivative liability	930	—	—	930
SSI Warrant liability	438	—	—	438
Total liabilities	$45,310	$—	$—	$45,310

The Company classifies its money market funds, which are valued based on quoted market prices in an active market with no valuation adjustment, as Level 1 assets within the fair value hierarchy.

The Company’s Trinity Term Loans and Success Fee liabilities are classified as Level 3 measurements under the fair value hierarchy as the fair values were determined based on significant inputs not observable in the market. The fair values were determined utilizing a probability-weighted income approach, including variables for the timing of a success event and other probability estimates. See Note 6 for additional information on the Trinity Term Loans and Success Fees (as defined below).

The Company’s SSI Warrant liability was classified as Level 3 measurements under the fair value hierarchy as the fair values were determined based on significant inputs not observable in the market. The fair values were determined using the Black-Scholes-Merton option pricing model to determine the fair value of the SSI Warrants (as defined below). In December 2025, all outstanding liability classified warrants were exercised. See Note 10 for additional information on the SSI Warrants.

Note 4—Supplemental Financial Information

Property, plant and equipment, net consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Leasehold improvements	$2,152	$2,117
Laboratory equipment	3,306	3,130
Computer equipment	749	707
Furniture and fixtures	921	864
Construction in progress	4,292	4,251
	11,420	11,069
Accumulated depreciation	(4,684)	(3,584)
Property, plant and equipment, net	$6,736	$7,485

Property, plant and equipment, net includes $0.3 million and $0.7 million of assets capitalized as finance leases as of December 31, 2025 and December 31, 2024, respectively. During the year ended December 31, 2025, the Company sold equipment with a book value of zero and recorded a gain on the disposal of $0.1 million.

Depreciation expense was $1.1 million and $1.2 million for the years ended December 31, 2025 and 2024, respectively.

In September 2024, the Company recorded an impairment loss of $4.8 million in connection with its North Carolina manufacturing facility. The impairment charge was estimated using a discounted cash flow model and recorded in the consolidated statements of operations for the year ended December 31, 2024.

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Accrued compensation	$9,425	$5,242
Accrued research and development	3,591	1,714
Accrued clinical trial	3,290	1,907
Lease liabilities, current portion	1,865	1,877
Warrant liability	—	438
Accrued professional and consulting fees	1,310	725
Accrued property, plant and equipment	19	207
Other	777	752
Total accrued expenses and other current liabilities	$20,277	$12,862

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Prepaid research and development	$2,460	$841
Prepaid clinical trial	866	1,112
Deferred offering costs	195	135
Prepaid insurance	108	249
Other	802	308
Total prepaid expenses and other current assets	$4,431	$2,645

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

The Company was not required to provide a security deposit in connection with its entry into the Durham Lease. The Company was responsible for constructing interior improvements within the Facility. The Company was required to place $2.6 million in an escrow account which was to be released when the improvements were substantially complete. In December 2023, the Company entered into an agreement with the landlord whereby the Company agreed to remove specified leasehold improvements which will be funded by the escrowed funds. The escrow funds are recorded as restricted cash on the consolidated balance sheets as of December 31, 2025 and 2024 with $0.5 million recorded in current assets and $2.1 million in noncurrent assets. The Durham Landlord has the right to terminate the Durham Lease upon specified events of default, including the Company’s failure to pay rent in a timely manner and upon the occurrence of certain events of insolvency with respect to the Company.

Summary of all lease costs recognized under ASC 842

The following table summarizes the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the year ended December 31, 2025 and 2024 (in thousands):

	For the Year Ended December 31,
	2025	2024
Operating lease cost	$2,772	$2,664
Variable lease cost	1,550	811
Total lease cost	$4,322	$3,475

Supplemental information related to the remaining lease term and discount rate are as follows:

	December 31, 2025	December 31, 2024
Weighted average remaining lease term (in years) – Finance leases	0.89	1.88
Weighted average remaining lease term (in years) – Operating leases	8.75	9.98

Weighted average discount rate – Finance leases	10.57%	10.54%
Weighted average discount rate – Operating leases	8.61%	7.84%

Supplemental cash flow information related to the Company’s operating leases are as follows (in thousands):

	For the Year Ended December 31,
	2025	2024
Operating cash flows for operating leases	$3,019	$2,815

As of December 31, 2025, future minimum commitments under ASC 842 under the Company’s operating and finance leases were as follows (in thousands):

Year Ending December 31,	Operating	Finance
2026	3,117	399
2027	3,228	—
2028	3,343	—
2029	3,463	—
2030	3,516	—
Thereafter	11,401	—
Total lease payments	28,068	399
Less: imputed interest	(8,410)	(20)
Total lease liabilities	$19,658	$379
Lease liabilities, current	1,486	379
Lease liabilities, non-current	18,172	—
Total lease liabilities	$19,658	$379

Note 6 – Term Loans

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

The interest rate applicable to the 2025 Trinity Term Loans is the greater of (a) the WSJ Prime Rate plus 4.00% or (b) 11.50% per annum. The 2025 Trinity Term Loans are interest only from the Trinity Refinance Date through 48 months from the Trinity Refinance Date, which may be extended to 60 months from the Trinity Refinance Date upon the satisfaction of certain milestones set forth in the 2025 Trinity Term Loan Agreement, after which the Company is required to pay equal monthly installments of principal through August 1, 2030 (the “New Maturity Date”). As of December 31, 2025, $50.0 million was outstanding on the 2025 Trinity Term Loans, recorded as Term Loan, net on the consolidated balance sheet.

Future principal debt payments on the 2025 Trinity Term Loan Agreement as of December 31, 2025 are as follows (in thousands):

Year Ending December 31,
2025	$—
2026	—
2027	—
2028	—
2029	11,969
2030	38,031
Total principal payments	$50,000

On the Trinity Refinance Date, the Company paid a commitment fee of $0.1 million to Trinity. Upon any future draw of 2025 Trinity Term Loans, the Company is required to pay an additional commitment fee of 1.00% of the aggregate principal amount of such 2025 Trinity Term Loans then funded.

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

The obligations under the 2025 Trinity Term Loan Agreement are secured by a perfected security interest in all of the Company’s assets except for certain customarily excluded property pursuant to the terms of the 2025 Trinity Term Loan Agreement. There are no financial or minimum cash balance covenants and no warrants associated with the 2025 Trinity Term Loan Agreement. The 2025 Trinity Term Loan Agreement contains various covenants that limit the Company’s ability to engage in specified types of transactions without the consent of Trinity and the 2025 Trinity Lenders which include, among others, incurring or assuming certain debt; merging, consolidating or acquiring all or substantially all of the capital stock or property of another entity; changing the nature of the Company’s business; changing the Company’s organizational structure or type; licensing, transferring or disposing of certain assets; granting certain types of liens on the Company’s assets; making certain investments; paying cash dividends; and entering into certain transactions with the Company’s affiliates, in each case subject to customary exceptions.

The 2025 Trinity Term Loan Agreement contains customary representations and warranties, affirmative and negative covenants and events of default, including payment default, breach of covenants, change of control, and material adverse effects. Upon the occurrence of an event of default, a default interest rate of an additional 5.00% per annum may be applied to the outstanding loan balances, and the 2025 Trinity Lenders may declare all outstanding obligations immediately due and payable and exercise all of its rights and remedies as set forth in the 2025 Trinity Term Loan Agreement and under applicable law.

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

Under the fair value option, the 2025 Trinity Term Loans are measured at fair value on a recurring basis, with changes in fair value recognized in other income (expense) in the consolidated statements of operations. The Company has not elected to present interest expense separately from changes in fair value and therefore will not present interest expense associated with the 2025 Trinity Term Loans. Any changes in fair value attributable to instrument-specific credit risk are presented in other comprehensive income or loss, if material. Under the fair value option, debt issuance costs are expensed as incurred. The Company incurred $1.1 million of debt issuance costs, of which $0.1 million were paid to Trinity and $1.0 million were paid to third parties associated with the 2025 Trinity Term Loans. The debt issuance costs were recorded within general and administrative expense in the consolidated statements of operations for the year ended December 31, 2025.

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

The Company determined the fair value of the 2025 Trinity Term Loans and the 2025 Success Fee using a probability-weighted income approach and recorded the loan at fair value of $49.8 million and the 2025 Success Fee liability at fair value of $0.2 million in the consolidated balance sheet at issuance. The Company calculated the discounted cash flows of the 2025 Trinity Term Loans using a discount rate of 13.86% and adjusted for the probability of various repayment scenarios. The Company calculated the discounted cash flows of the 2025 Success Fee liability using a discount rate of 13.86% then adjusted for the probability of achievement of certain corporate development value-inflection milestones.

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

The Company determined that the 2023 Success Fee represents a freestanding financial instrument and should be accounted for as a derivative liability under ASC 815 and recorded a liability within other non-current liabilities on the consolidated balance sheet, at fair value on the Trinity Closing Date and will be marked-to-market at the end of each reporting period with gains and losses recognized as a component of other income (expense) in the consolidated statements of operations.

Fair Value

The 2025 Trinity Term Loans are accounted for as a continuation of the original debt in accordance with ASC 450, and the Company continues to apply the fair value option under ASC 825, which was initially elected at the time of the 2023 Trinity Term Loan Agreement. The Company remeasured the 2025 Trinity Term Loans, 2025 Success Fee and 2023 Success Fee as of December 31, 2025 using a probability weighted income approach. The Company calculated the discounted cash flows of the 2025 Trinity Term Loans using a discount rate of 14.24% and adjusted for the probability of various repayment scenarios. The Company calculated the discounted cash flows of the 2023 Success Fee and 2025 Success Fee, (the “Success Fees”), using a discount rate of 14.24% then adjusted for the probability of achievement of certain corporate development value-inflection milestones. As of December 31, 2025, the Company recorded the Tranche A Loan at a fair value of $50.1 million and the Success Fees at $1.5 million in the consolidated balance sheet.

The following table reconciles the change in fair value of the 2023 Trinity Term Loans and 2025 Trinity Term Loans, (the “Trinity Term Loans”), during the years ended December 31, 2025 and 2024 (in thousands):

Trinity Term Loans
Beginning fair value balance as of January 1, 2024	$40,508
Principal payments	—
Change in fair value reported in statements of operations	(597)
Change in fair value reported in comprehensive loss	4,031
Beginning fair value balance as of January 1, 2025	$43,942
Repayment of 2023 Term Loan	(40,612)
Beginning fair value balance of 2025 Trinity Term Loan on August 7, 2025	49,783
Change in fair value reported in statements of operations	832
Change in fair value reported in comprehensive loss	(3,839)
Ending fair value balance as of December 31, 2025	$50,106

During the year ended December 31, 2025 the Company recorded $5.4 million of interest expense within change in fair value of term loans, all of which was paid as of December 31, 2025. During the year ended December 31, 2024 the Company recorded $5.2 million of interest expense within change in fair value of term loans, all of which was paid as of December 31, 2024.

The following table reconciles the change in fair value of the Success Fees liability during the years ended December 31, 2025 and 2024 (in thousands):

Success Fees
Beginning fair value balance at January 1, 2024	$800
Change in fair value of 2023 Success Fee	130
Ending fair value balance as of December 31, 2024	$930
Beginning fair value balance of 2025 Success Fee on August 7, 2025	217
Change in fair value of Success Fees	405
Ending fair value balance as of December 31, 2025	$1,552

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

Revenue allocated to the material rights was recognized at a point in time when each option period expired or when a decision was made by Astellas to exercise or not exercise each option. Revenue from the Rett research and development activities was recognized as activities were performed using an input method, according to the costs incurred as related to the total costs expected to be incurred to satisfy the performance obligation. The transfer of control occurred over this time period and was a reliable measure of progress towards satisfying the performance obligation.

The Company recognized revenue of $4.3 million and $8.3 million from Rett research and development activities for the year ended December 31, 2025 and 2024, respectively. In October 2025, Astellas provided written notice of its decision not to exercise the Rett Option. The Company recognized revenue of $5.5 million from the Rett Option during the year ended December 31, 2025.

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

The UT Southwestern Agreement expires on a country-by-country and licensed product-by-licensed product basis upon the expiration of the last valid claim of a licensed patent in such country for such licensed product. After the initial research term, the Company may terminate the agreement, on an indication-by-indication and licensed product-by-licensed product basis, at any time upon specified written notice to UT Southwestern. Either party may terminate the agreement upon an uncured material breach of the agreement or insolvency of the other party. In December 2023 and throughout 2024 and 2025, we transferred rights to specific indications back to UT.

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

In December 2021, a regulatory milestone was triggered in connection with this agreement and therefore the Company recorded $3.0 million within research and development expenses in the consolidated statements of operations for the year ended December 31, 2021. The milestone fee was paid in January 2022 and classified as an investing cash outflow in the consolidated statements of cash flows. No additional milestone payments were triggered in connection with this agreement during the years ended December 31, 2025 and 2024. In February 2026, the Abeona CLN1 Agreement was mutually terminated.

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

In March 2022, the Company’s CTA filing for TSHA-102 for the treatment of Rett Syndrome was approved by Health Canada and therefore triggered a regulatory milestone payment in connection with this agreement. The Company recorded $1.0 million within research and development expenses and classified the payment as an investing cash outflow in the consolidated statements of cash flows. In May 2023, the Company dosed the first patient with TSHA-102 in the Phase 1/2 REVEAL trial evaluating the safety and preliminary efficacy of TSHA-102 in adult patients with Rett syndrome and therefore triggered a milestone payment in connection with the Abeona Rett Agreement. The Company recorded $3.5 million within research and development expenses in the consolidated statements of operations for the year ended December 31, 2023. In December 2025, the Company dosed the first patient with TSHA-102 in the Phase 1/2 Part B REVEAL pivotal trial and therefore triggered a milestone payment in connection with the Abeona Rett Agreement. The Company recorded $3.0 million within research and development expenses in the consolidated statements of operations for the year ended December 31, 2025. This milestone fee was paid in January 2026. No additional milestone payments were made or triggered in connection with this agreement during the year ended December 31, 2025.

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

On September 16, 2020, the Company’s stockholders approved the 2020 Stock Incentive Plan (“New Plan”), which became effective upon the execution of the underwriting agreement in connection with the IPO. The number of shares of common stock reserved for issuance under the New Plan automatically increases on January 1 of each year, for a period of ten years, from January 1, 2021, continuing through January 1, 2030, by 5% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Company’s board of directors (the “New Plan Evergreen Provision”). Pursuant to this provision, on January 1, 2026, the Company increased the number of shares of common stock reserved for issuance under the New Plan by 14,252,582 shares.

Furthermore, on September 16, 2020, the Company’s stockholders approved the Employee Stock Purchase Plan (“ESPP”), which became effective upon the execution of the underwriting agreement in connection with the IPO. The maximum number of shares of common stock that may be issued under the ESPP will not exceed 362,000 shares of common stock, plus the number of shares of common stock that are automatically added on January 1st of each year for a period of up to ten years, commencing on the first January 1 following the IPO and ending on (and including) January 1, 2030, in an amount equal to the lesser of (i) one percent (1.0%) of the total number of shares of capital stock outstanding on December 31st of the preceding calendar year, and (ii) 724,000 shares of common stock. Pursuant to this provision, on January 1, 2026, the Company increased the number of shares of common stock reserved for issuance under the ESPP by 724,000. The Company has issued an aggregate of 358,514 shares of common stock under the ESPP as of December 31, 2025.

On December 15, 2023, the Company’s board of directors adopted the Taysha Gene Therapies, Inc. 2023 Inducement Plan (the “Inducement Plan”). The Inducement Plan was adopted without stockholder approval pursuant to Nasdaq Listing Rule 5635(c)(4). The Board reserved 4,000,000 shares of the Company’s common stock for issuance under the Inducement Plan. On December 12, 2024, the Company reserved an additional 2,000,000 shares of the Company’s common stock for issuance under the Inducement Plan. On November 14, 2025, the Company reserved an additional 3,000,000 shares of the Company’s common stock for issuance under the Inducement Plan.

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

The number of shares available for grant under the Company’s incentive plans were as follows:

	New	Inducement
	Plan	Plan	Total
Available for grant - January 1, 2024	3,162,725	4,000,000	7,162,725
Plan adjustments and amendments	9,348,009	2,000,000	11,348,009
Grants	(12,442,262)	(3,774,300)	(16,216,562)
Forfeitures	632,958	774,000	1,406,958
Available for grant - December 31, 2024	701,430	2,999,700	3,701,130
Plan adjustments and amendments	10,247,165	3,000,000	13,247,165
Grants	(15,999,976)	(4,141,600)	(20,141,576)
Forfeitures	1,136,093	1,283,950	2,420,043
Available for grant net of reserve - December 31, 2025	(3,915,288)	3,142,050	(773,238)

In August 2025, the Company’s board of directors approved the grant of 5,765,000 PSUs (as defined below) under the New Plan that are eligible to vest upon the achievement of various clinical and regulatory performance conditions. The grant of these awards exhausted the existing share reserve under the New Plan, and the Company used 3,915,288 shares of the shares to be issued on January 1, 2026 under the New Plan Evergreen Provision, which is permissible under section 2(c) of the New Plan, which limits the number of shares of common stock that may be issued pursuant to awards but does not limit the granting of awards. The Company increased the shares of common stock reserved for issuance under the New Plan by 14,252,582 on January 1, 2026 pursuant to the New Plan Evergreen Provision.

Stock Options

For the year ended December 31, 2025, 11,005,584 shares of common stock under the New Plan and Inducement Plan were awarded with a weighted-average grant date fair value per share of $1.59. The stock options vest over one to four years and have a ten-year contractual term.

The following weighted-average assumptions were used to estimate the fair value of time-based vesting stock options that were granted during the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Risk-free interest rate	4.24%	4.02%
Expected dividend yield	—	—
Expected term (in years)	6.0	6.1
Expected volatility	89%	89%

The following table summarizes time-based vesting stock option activity, during the years ended December 31, 2025 and 2024:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Stock	Exercise	Contractual	Value
	Options	Price	Life (in years)	(in thousands)
Outstanding at January 1, 2024	5,960,922	5.75	8.7	1,960
Options granted	11,719,421	2.02
Options exercised	(58,832)	0.68
Options cancelled or forfeited	(1,327,123)	2.50
Options expired	(73,783)	17.01
Outstanding at December 31, 2024	16,220,605	$3.29	8.7	$1,967
Options granted	11,005,584	2.09
Options exercised	(629,478)	1.80
Options cancelled or forfeited	(1,931,407)	2.00
Options expired	(96,043)	2.13
Outstanding at December 31, 2025	24,569,261	$2.90	8.3	$81,677
Options exercisable at December 31, 2025	8,707,033	$4.45	7.3	$26,913

The aggregate intrinsic value in the above table is calculated as the difference between the fair value of the Company’s common stock at the respective reporting date and the exercise price of the stock options. As of December 31, 2025, the total unrecognized compensation related to unvested time-based vesting stock option awards granted was $21.0 million, which the Company expects to recognize over a weighted-average period of approximately 2.7 years. During the years ended December 31, 2025 and 2024, 629,478 and 58,832 stock options were exercised, respectively.

Performance Stock Options

In February 2023, the Company issued options to purchase 70,235 shares of common stock to employees under the New Plan that contain performance-based vesting conditions, subject to continued employment through each anniversary and achievement of the performance conditions. The grant date fair value of these awards was not material. During the year ended December 31, 2025, 1,065 performance-based stock options were exercised. As of December 31, 2025, 57,281 of the shares subject to the performance-based options were vested and outstanding. No performance-based stock options were exercised during the year ended December 31, 2024.

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

The Modified Options will vest over 3.0 years. The Company recognized stock-based compensation expense of $0.5 million and $1.2 million for the years ended December 31, 2025 and 2024, respectively, related to the Modified Options. As of December 31, 2025, the total unrecognized compensation expense related to the Modified Options was $0.2 million, which the Company expects to recognize over a weighted average period of approximately 1.0 year using the accelerated attribution method. During the year ended December 31, 2025, 123,717 of the Modified Options were exercised. As of December 31, 2025, 1,392,938 of the Modified Options were outstanding, of which 887,386 were vested.

Restricted Stock Units

For the year ended December 31, 2025, the Company issued 3,370,992 RSUs to employees under the New Plan. The RSUs are subject to a service-based vesting condition. The service-based RSUs vest in equal annual installments over a one to four-year period. The Company at any time may accelerate the vesting of the RSUs. Such shares are not accounted for as outstanding until they vest.

The Company’s default tax withholding method for RSUs granted prior to 2023 is the sell-to-cover method, in which shares with a market value equivalent to the tax withholding obligation are sold on behalf of the holder of the RSUs upon vesting and settlement to cover the tax withholding liability and the cash proceeds from such sales are remitted by the Company to taxing authorities. For RSUs granted in 2023, the Company’s tax withholding policy allows the RSU holder to choose to either pay cash to the Company for the tax withholding obligation or elect the net withholding method, in which shares with a market equivalent to the tax withholding obligation are withheld and the net shares are issued to the RSU holder. For RSUs granted in 2024 and later, the Company’s tax withholding policy allows the RSU holder to choose to either pay cash to the Company for the tax withholding obligation or to elect the sell-to-cover method, in which shares with a market value equivalent to the tax withholding obligation are sold on behalf of the holder of the RSUs upon vesting and settlement to cover the tax withholding liability and the cash proceeds from such sales are remitted by the Company to taxing authorities. The Company adopted a mandatory sell-to-cover policy for settlement of any outstanding RSUs vesting on or after January 1, 2026.

The Company’s RSU activity for the years ended December 31, 2025 and 2024 was as follows:

		Weighted
		Average
		Grant Date
	Number	Fair Value
	of Shares	per Share
Nonvested at January 1, 2024	375,044	$6.63
Restricted units granted	4,497,141	1.83
Vested	(323,031)	7.50
Cancelled or forfeited	—	—
Nonvested at December 31, 2024	4,549,154	$1.82
Restricted units granted	3,370,992	1.95
Vested	(1,246,218)	1.94
Cancelled or forfeited	(362,750)	2.40
Nonvested at December 31, 2025	6,311,178	$1.78

As of December 31, 2025, the total unrecognized compensation cost related to the unvested RSUs was $8.1 million which is expected to be amortized on a straight-line basis over a weighted-average period of approximately 2.5 years.

Performance-based Restricted Stock Units

In August 2025, the Company issued 5,765,000 performance-based restricted stock units (“PSUs”) to employees under the New Plan that are eligible to vest upon the achievement of certain clinical and regulatory performance conditions. The grant date fair value of the PSUs was $17.3 million, which is expected to be recognized at a point in time when achievement of the underlying performance conditions is considered probable, using management’s best estimates, which consider the inherent risk and uncertainty regarding the future outcomes of the performance conditions. During the year ended December 31, 2025, no compensation expense was recorded related to the PSUs as achievement of the performance conditions was not considered probable. As of December 31, 2025, 5,765,000 of the PSUs were unvested and outstanding.

Employee Stock Purchase Plan

In February 2022, the Company’s board of directors authorized the first offering under the ESPP. Under the ESPP, eligible employees may purchase shares of Taysha common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods. An employee’s payroll deductions under the ESPP are limited to 15% of the employee’s compensation and employees may not purchase more than 1,800 shares of Taysha common stock during any offering period. During the years ended December 31, 2025 and 2024, stock-based compensation expense related to the ESPP was not material.

Stock-based Compensation Expense

The following table summarizes the total stock-based compensation expense for the stock options, ESPP and RSUs recorded in the consolidated statements of operations for the years ended December 31, 2025 and 2024 (in thousands):

	For the Year Ended December 31,
	2025	2024
Research and development expense	$6,224	$5,631
General and administrative expense	7,074	7,472
Total	$13,298	$13,103

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

In December 2025, all 316,667 of the SSI Warrants were exercised and the Company received proceeds of $0.2 million. The Company remeasured the fair value of the SSI Warrants at each balance sheet date and immediately prior to the exercise and recorded fair value adjustments of $1.2 million for the year ended December 31, 2025, using the Black-Scholes-Merton option pricing model. After the SSI Warrants were exercised, the Company reclassified the warrant liability to additional paid-in capital as a component of stockholders’ equity. There were no outstanding liability classified warrants as of December 31, 2025.

The Company estimated the fair value of the SSI Warrant liability prior to the exercise using the following assumptions:

Risk-free interest rate	3.59%
Expected dividend yield	—
Expected term (in years)	3.6
Expected volatility	94%
Market value of common stock (per share)	$5.66

The fair value adjustment was less than $0.1 million as of December 31, 2024, using the Black-Scholes-Merton option pricing model. The Company estimated the fair value of the SSI Warrant liability using the following assumptions as of December 31, 2024:

Risk-free interest rate	4.43%
Expected dividend yield	—
Expected term (in years)	4.1
Expected volatility	87%
Market value of common stock (per share)	$1.73

The following table summarizes changes in the Company’s warrant liability during the years ended December 31, 2025 and 2024 (in thousands):

Warrant Liability
Balance at January 1, 2024	$454
Change in fair value	(16)
Balance at December 31, 2024	$438
Change in fair value	1,199
Exercise of SSI Warrants	(1,637)
Balance at December 31, 2025	$—

Note 11—Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Since the Company had a net loss in both periods presented, basic and diluted net loss per common share are the same.

In accordance with ASC 260, Earnings Per Share, shares issuable for little to no cash consideration should be included in the number of outstanding shares used to calculate basic loss per share as long as all conditions necessary for exercise are met. The 2023 Pre-Funded Warrants, the June 2024 Pre-Funded Warrants and the May 2025 Pre-Funded Warrants are therefore included as outstanding shares as of December 31, 2025 to calculate the weighted average number of shares outstanding to calculate basic loss per share.

The following table represents the calculation of basic and diluted net loss per common share for the years ended December 31, 2025 and 2024, respectively (in thousands, except share and per share data):

	For the Year Ended December 31,
	2025	2024
Net loss	$(108,995)	$(89,298)
Weighted-average shares of common stock outstanding used to compute net loss per common share, basic and diluted	319,711,972	250,134,421
Net loss per common share, basic and diluted	(0.34)	(0.36)

The following common stock equivalents outstanding as of December 31, 2025 and 2024, respectively, were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti‑dilutive:

	December 31, 2025	December 31, 2024
Unvested RSUs	6,311,178	4,549,154
Stock options	26,019,480	17,795,606
SSI Warrants	—	316,667
Total	32,330,658	22,661,427

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes significant changes, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to certain aspects of the international tax framework and the restoration of favorable tax treatment for certain business expense provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The OBBBA did not have a material impact on the Company’s consolidated financial statements. The Company generated a deferred tax asset for capitalized R&E expenditures for the years ended December 31, 2025 and 2024 which are fully offset by valuation allowances for each period.

The effective tax rate of the Company’s provision (benefit) for income taxes differs from the federal statutory rate as follows (in thousands):

	For the Year Ended December 31,
	2025		2024
	Amount	Percent	Amount	Percent
US Federal Statutory Tax Rate	$(22,886)	21.0%	$(18,748)	21.0%
State and local income taxes, net of federal benefit	9	(0.01)%	(27)	0.03%
Tax Credits:
Research and development tax credits	(6,681)	6.13%	(5,257)	5.89%
Change in valuation allowance	25,168	(23.09)%	20,986	(23.50)%
Nondeductible items:
Change in fair value of Warrant Liability and note	1,632	(1.50)%	986	(1.10)%
Stock-based compensation	1,405	(1.29)%	2,031	(2.27)%
Other	1,198	(1.09)%	29	(0.03)%
Worldwide changes in unrecognized tax benefits	155	(0.14)%	—	0.0%
Total	$—	0.0%	$—	0.0%

Deferred tax assets and valuation allowance

Deferred tax assets reflect the tax effects of NOLs, tax credit carryovers, and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2025 and 2024, the significant components of the Company’s net deferred tax assets and liabilities are as follows (in thousands):

	For the Year Ended December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$69,455	$57,034
Tax credit carryforwards	13,846	7,328
Accruals and reserves	1,942	1,209
Other	65	3,429
Intangibles	4,960	4,671
Non-qualified stock options	5,767	4,433
R&E expenditures	34,172	27,709
Lease liabilities	4,213	4,116
Impairment of long-lived assets	5,987	6,115
Total deferred tax assets	140,407	116,044
Deferred tax liabilities
Right-of-use assets	(2,063)	(1,912)
Other	(619)	—
Total deferred tax liabilities	(2,682)	(1,912)
Valuation allowance	(137,725)	(114,132)
Net deferred taxes	$—	$—

The valuation allowance is equal to the total net deferred tax asset amounts as of December 31, 2025 and 2024. ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Because of the Company’s recent history of operating losses, management believes that recognition of the deferred tax assets net of liabilities arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance.

The valuation allowance increased by $23.6 million during the year ended December 31, 2025, and increased by $22.1 million during the year ended December 31, 2024.

As of December 31, 2025, there were gross federal NOLs of $327.1 million, gross state NOLs of $13.6 million, federal tax credit carryforward of $17.4 million, and state tax credit carryforward of $1.3 million. The net operating losses and state tax credit carryforward do not expire. As of December 31, 2024, there were gross federal NOLs of $268.3 million, gross state NOLs of $11.7 million, federal tax credit carryforward of $8.7 million, and state tax credit carryforward of $1.3 million. The federal tax credit carryforward will expire in 2040. The Company files federal, foreign and state income tax returns and, in the normal course of business, the Company is subject to examination by these taxing authorities. All periods since inception are subject to examination by these taxing authorities, where applicable. There are currently no pending income tax examinations.

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

In January 2024 and April 2024, the Company was named a nominal defendant in two putative stockholder derivative actions filed by stockholders of the Company in the Court of Chancery of the State of Delaware. The lawsuits have since been consolidated and a lead plaintiff has been appointed. In October 2024, the lead plaintiff filed an amended complaint asserting claims relating to the Company’s August 2023 Private Placement against (i) certain of the Company’s current and former directors and officers for breach of fiduciary duty and unjust enrichment; and (ii) certain participants in the Company’s August 2023 Private Placement for aiding and abetting breach of fiduciary duty and unjust enrichment. Among other things, the complaints seek an unspecified award of damages in the Company’s favor, plus pre-judgment and post-judgment interest, and an award to the plaintiffs for the costs and disbursement of the action, including fees for their attorneys and experts. The board of directors of the Company has formed a special litigation committee to investigate the claims and allegations in the amended complaint. On March 3, 2026, the special litigation committee moved to terminate the action, stating its conclusion that dismissal is in the best interest of the company and its stockholders. The Company has not recorded a liability related to these lawsuits because, at this time, the Company is unable to reasonably estimate possible losses or gains or determine whether an unfavorable outcome is either probable or remote.

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

Commitments

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its directors, officers, employees, licensors, suppliers and service providers. The Company’s maximum exposure under these arrangements is unknown at December 31, 2025. The Company does not anticipate recognizing any significant losses relating to these arrangements.

Note 14– Retirement Plan

In July 2021, the Company adopted a 401(k) retirement savings plan that provides retirement benefits to all full-time employees. Eligible employees may contribute a percentage of their annual compensation, subject to Internal Revenue Service limitations. The Company contributed $0.5 million to the 401(k) retirement savings plan for each of the years ended December 31, 2025 and 2024.

Note 15—Segment Information

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

The following table presents significant segment expenses for the years ended December 31, 2025 and 2024 (in thousands):

	For the Twelve Months Ended December 31,
	2025	2024
Revenue	$9,773	$8,333
Less:
Research and development program expense
Program expense	37,887	24,646
Consultants and contractors expense	12,175	15,204
Compensation expense	47,680	36,372
Other segment expense(a)	21,026	21,409
Consolidated net loss	$(108,995)	$(89,298)

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

Note 16—Subsequent Events

In January 2026, the Company granted options under the New Plan to purchase an aggregate of 2.5 million shares of its common stock at an exercise price of $4.86 per share, and also granted 5.8 million RSUs. These equity awards vest over a four-year period and are subject to service-based vesting conditions.

In February and March 2026, the Company issued 0.5 million RSUs to employees under the Inducement Plan. The RSUs vest in equal annual installments over a four-year period and are subject to service-based vesting conditions. In March 2026, the Company granted options under the Inducement Plan to purchase 0.1 million shares of its common stock at an exercise price of $4.53 per share. These equity awards vest over a four-year period and are subject to service-based vesting conditions.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Form 10-K was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Management conducted an assessment of our internal control over financial reporting based on the framework established in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2025, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting as required by Section 404(c) of the Sarbanes Oxley Act of 2002. Because we qualify as an smaller reporting company under the Exchange Act, management’s report was not subject to attestation by our independent registered public accounting firm.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2026 annual meeting of stockholders, or the Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2025, under the captions “Information Regarding the Board of Directors and Corporate Governance,” “Election of Directors” and “Executive Officers” and is incorporated herein by reference.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be set forth in the Proxy Statement under the captions “Transactions with Related Persons and Indemnification” and “Information Regarding the Board of Directors and Corporate Governance—Independence of the Board of Directors” and is incorporated herein by reference.

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

4.2*	Description of the Company’s Common Stock
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

4.6

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

10.23+

Taysha Gene Therapies, Inc. 2023 Inducement Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39536) filed with the Securities and Exchange Commission on December 20, 2023).

10.24+

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

10.26

Amendment to 2023 Inducement Plan (incorporated by reference to Exhibit 99.6 to the Company’s Registration Statement on Form S-8 (File No. 333-284167) filed with the Securities and Exchange Commission on January 7, 2025).

10.27

Loan and Security Agreement, dated August 7, 2025, by and among the Company, the lenders from time to time party thereto as lenders, and Trinity Capital Inc. as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-39536) filed with the Securities and Exchange Commission on November 4, 2025).

10.28

Amendment No. 2 to Sales Agreement, dated November 4, 2025, by and between the Company and Leerink Partners LLC (incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K (File No. 001-39536), filed with the Securities and Exchange Commission on November 4, 2025).

10.29

Amendment No. 3 to Sales Agreement, dated November 4, 2025, by and among the Company, Goldman Sachs & Co. LLC and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 1.2 to the Company's Current Report on Form 8-K (File No. 001-39536), filed with the Securities and Exchange Commission on November 4, 2025).

10.30

Amendment No. 2 to 2023 Inducement Plan (incorporated by reference to Exhibit 99.7 to the Company’s Registration Statement on Form S-8 (File No. 333-284167) filed with the Securities and Exchange Commission on January 6, 2026).

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K, as filed with the SEC on February 26, 2025).
23.1*	Consent of Deloitte & Touche LLP
24.1*	Power of Attorney (included on signature page)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*##	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*##	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

TAYSHA GENE THERAPIES, INC.

Date: March 19, 2026	By:	/s/ Sean Nolan
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

Signature	Title	Date

/s/ Sean Nolan	Chief Executive Officer and Director (Principal Executive Officer)	March 19, 2026
Sean Nolan

/s/ Kamran Alam	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 19, 2026
Kamran Alam

/s/ Phillip B. Donenberg	Director	March 19, 2026
Phillip B. Donenberg

/s/ Sean Stalfort	Director	March 19, 2026
Sean Stalfort

/s/ Sukumar Nagendran, M.D.	Director	March 19, 2026
Sukumar Nagendran, M.D.

/s/ Alison Long, M.D., Ph.D.	Director	March 19, 2026
Alison Long, M.D., Ph.D.

/s/ Laura Sepp-Lorenzino, Ph.D.	Director	March 19, 2026
Laura Sepp-Lorenzino, Ph.D.