Form 10-Q
period 2026-03-31
Taysha Gene Therapies, Inc.
filed 2026-05-06
CIK 1806310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 6, 2026, the registrant had 287,361,020 shares of common stock, $0.00001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Taysha Gene Therapies, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$276,576	$319,767
Restricted cash	449	449
Prepaid expenses and other current assets	5,225	4,431
Total current assets	282,250	324,647
Restricted cash	2,315	2,315
Property, plant and equipment, net	6,450	6,736
Operating lease right-of-use assets	9,155	9,439
Other non-current assets	181	183
Total assets	$300,351	$343,320
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,564	$6,275
Accrued expenses and other current liabilities	15,534	20,277
Total current liabilities	20,098	26,552
Term loan, net	48,961	50,106
Operating lease liability, net of current portion	17,766	18,172
Other non-current liabilities	1,582	1,552
Total liabilities	88,407	96,382
Commitments and contingencies - Note 13
Stockholders' equity
Preferred stock, $0.00001 par value per share; 10,000,000 shares authorized and no shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock, $0.00001 par value per share; 700,000,000 shares authorized and 287,276,885 and 285,051,648 issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	3	3
Additional paid-in capital	964,666	958,427
Accumulated other comprehensive income (loss)	985	(192)
Accumulated deficit	(753,710)	(711,300)
Total stockholders’ equity	211,944	246,938
Total liabilities and stockholders' equity	$300,351	$343,320

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Taysha Gene Therapies, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Revenue	$—	$2,302
Operating expenses:
Research and development	33,809	15,565
General and administrative	9,677	8,158
Total operating expenses	43,486	23,723
Loss from operations	(43,486)	(21,421)
Other (expense) income:
Change in fair value of warrant liability	—	102
Change in fair value of term loan	(1,470)	(1,530)
Interest income	2,586	1,326
Interest expense	(9)	(19)
Other income (expense)	(31)	13
Total other income (expense), net	1,076	(108)
Net loss	$(42,410)	$(21,529)
Net loss per common share, basic and diluted	$(0.12)	$(0.08)
Weighted average common shares outstanding, basic and diluted	366,632,827	269,306,331

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Taysha Gene Therapies, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Net loss	$(42,410)	$(21,529)
Other comprehensive income:
Change in fair value of term loan attributable to instrument specific credit risk	1,177	1,745
Comprehensive loss	$(41,233)	$(19,784)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Taysha Gene Therapies, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

For the Three Months Ended March 31, 2026

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of December 31, 2025	285,051,648	$3	$958,427	$(711,300)	$(192)	$246,938
Stock-based compensation	—	—	5,547	—	—	5,547
Issuance of common stock upon vesting and settlement of restricted stock units, net	1,777,840	—	—	—	—	—
Issuance of stock upon exercise of stock options	368,979	—	516	—	—	516
Issuance of common stock under ESPP	78,418	—	176	—	—	176
Gain on instrument-specific credit risk	—	—	—	—	1,177	1,177
Net loss	—	—	—	(42,410)	—	(42,410)
Balance as of March 31, 2026	287,276,885	$3	$964,666	$(753,710)	$985	$211,944

For the Three Months Ended March 31, 2025

			Additional			Total
	Common Stock		Paid-in	Accumulated	Accumulated Other	Stockholders'
	Shares	Amount	Capital	Deficit	Comprehensive Loss	Equity
Balance as of December 31, 2024	204,943,306	$2	$677,859	$(602,305)	$(4,031)	$71,525
Stock-based compensation	—	—	3,294	—	—	3,294
Issuance of common stock upon vesting and settlement of restricted stock units, net	52,938	—	(51)	—	—	(51)
Issuance of common stock under ESPP	58,326	—	75	—	—	75
Gain on instrument-specific credit risk	—	—	—	—	1,745	1,745
Net loss	—	—	—	(21,529)	—	(21,529)
Balance as of March 31, 2025	205,054,570	$2	$681,177	$(623,834)	$(2,286)	$55,059

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Taysha Gene Therapies, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(42,410)	$(21,529)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	295	283
Stock-based compensation	5,547	3,294
Change in fair value of warrant liability	—	(102)
Non-cash change in fair value of term loan	32	256
Non-cash lease expense	285	339
Other	27	(5)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(794)	(1,052)
Accounts payable	1,289	923
Accrued expenses and other liabilities	(5,149)	(2,125)
Deferred revenue	—	(2,302)
Net cash used in operating activities	(40,878)	(22,020)
Cash flows from investing activities
Purchase of research and development license	(3,000)	—
Purchase of property, plant and equipment	(24)	(378)
Other	—	7
Net cash used in investing activities	(3,024)	(371)
Cash flows from financing activities
Payment of shelf registration costs	—	(47)
Proceeds from common stock issuances under ESPP	176	75
Proceeds from stock option exercises	516	—
Other	19	(80)
Net cash provided by (used in) financing activities	711	(52)
Net decrease in cash, cash equivalents and restricted cash	(43,191)	(22,443)
Cash, cash equivalents and restricted cash at the beginning of the period	322,531	141,636
Cash, cash equivalents and restricted cash at the end of the period	$279,340	$119,193
Cash and cash equivalents	276,576	116,593
Restricted cash	2,764	2,600
Cash, cash equivalents and restricted cash at the end of the period	$279,340	$119,193
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,447	$1,294
Supplemental disclosure of noncash investing and financing activities:
Offering costs not yet paid	—	23

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

Liquidity and Capital Resources

The Company has incurred operating losses since inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. Losses are expected to continue as the Company continues to invest in its research and development activities. As of March 31, 2026, the Company had an accumulated deficit of $753.7 million. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future.

Future capital requirements will depend on many factors, including the timing and extent of spending on research and development and the market acceptance of the Company’s products. The Company will need to obtain additional financing in order to complete clinical studies and launch and commercialize any product candidates for which it receives regulatory approval. There can be no assurance that such financing will be available or will be on terms acceptable to the Company. As of March 31, 2026, the Company had cash and cash equivalents of $276.6 million, which the Company believes will be sufficient to fund its planned operations for a period of at least twelve months from the date of issuance of these unaudited condensed consolidated financial statements. The Company has based this estimate on assumptions that may prove to be wrong, and its operating plan may change as a result of many factors currently unknown to it. As a result, the Company could deplete its capital resources sooner than it currently expects. The Company expects to finance its future cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances or licensing arrangements. If the Company is unable to obtain funding, the Company would be forced to delay, reduce or eliminate some or all of its research and development programs, preclinical and clinical testing or commercialization efforts, which could adversely affect its business prospects.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X and are consistent in all material respects with those included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (“SEC”) on March 19, 2026 (the “2025 Annual Report”). In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The condensed consolidated balance sheet as of December 31, 2025 is derived from audited financial statements, however, it does not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s 2025 Annual Report.

Principles of Consolidation

The accompanying interim condensed consolidated financial statements include the accounts of Taysha and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The most significant estimates and assumptions in the Company’s financial statements relate to estimating manufacturing accruals and accrued or prepaid research and development expenses, the measurement of impairment of long-lived assets, and the valuation of the Trinity Term Loans (as defined below) that are carried at fair value. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

Significant Accounting Policies

There have been no changes in the Company’s significant accounting policies as disclosed in Note 2 to the audited consolidated financial statements included in the 2025 Annual Report.

Recently Adopted Accounting Pronouncements

There have been no significant changes in recently adopted accounting pronouncements from those disclosed in the section titled “Financial Statements and Supplementary Data” included in the 2025 Annual Report.

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

Note 3—Fair Value Measurements

The Company’s financial instruments that are measured at fair value on a recurring basis consist of money market funds, the Trinity Term Loans and the success fee derivative liabilities.

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values (in thousands):

	March 31, 2026
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents – money market funds	$274,210	$274,210	$—	$—
Total assets	$274,210	$274,210	$—	$—
Liabilities:
Trinity Term Loans	$48,961	$—	$—	$48,961
Success Fee Derivative liabilities	1,582	—	—	1,582
Total liabilities	$50,543	$—	$—	$50,543

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents – money market funds	$317,127	$317,127	$—	$—
Total assets	$317,127	$317,127	$—	$—
Liabilities:
Trinity Term Loans	$50,106	$—	$—	$50,106
Success Fee Derivative liability	1,552	—	—	1,552
Total liabilities	$51,658	$—	$—	$51,658

The Company classifies its money market funds, which are valued based on quoted market prices in an active market with no valuation adjustment, as Level 1 assets within the fair value hierarchy.

The Company’s Trinity Term Loans and Success Fee liabilities are classified as Level 3 measurements under the fair value hierarchy as the fair values were determined based on significant inputs not observable in the market. The fair values were determined utilizing a probability-weighted income approach, including variables for the timing of a success event and other probability estimates. See Note 7 for additional information on the Trinity Term Loans and Success Fees (as defined below).

Note 4—Balance Sheet Components

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Prepaid research and development	$2,559	$2,460
Prepaid clinical trial	1,317	866
Deferred offering costs	195	195
Prepaid insurance	143	108
Other	1,011	802
Total prepaid expenses and other current assets	$5,225	$4,431

Property, plant and equipment, net consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Leasehold improvements	$2,152	$2,152
Laboratory equipment	3,357	3,306
Computer equipment	758	749
Furniture and fixtures	921	921
Construction in progress	4,236	4,292
	11,424	11,420
Accumulated depreciation	(4,974)	(4,684)
Property, plant and equipment, net	$6,450	$6,736

Property, plant and equipment, net includes $0.2 million and $0.3 million of assets capitalized as finance leases as of March 31, 2026 and December 31, 2025, respectively.

Depreciation expense was $0.3 million for each of the three months ended March 31, 2026 and 2025.

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Accrued research and development	$4,851	$3,591
Accrued compensation	2,988	9,425
Accrued clinical trial	3,879	3,290
Lease liabilities, current portion	1,824	1,865
Accrued professional and consulting fees	1,208	1,310
Accrued property, plant and equipment	—	19
Other	784	777
Total accrued expenses and other current liabilities	$15,534	$20,277

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

The Dallas Lease commenced on May 27, 2021, and has a term of ten years. The Company has an option to extend the term of the Dallas Lease for one additional period of five years.

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

The Company was not required to provide a security deposit in connection with its entry into the Durham Lease. The Company was responsible for constructing interior improvements within the Facility. The Company was required to place $2.6 million in an escrow account which was to be released when the improvements were substantially complete. In December 2023, the Company entered into an agreement with the landlord whereby the Company agreed to remove specified leasehold improvements which will be funded by the escrowed funds. The escrow funds are recorded as restricted cash on the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025 with $0.5 million recorded in current assets and $2.1 million in noncurrent assets. The Durham Landlord has the right to terminate the Durham Lease upon specified events of default, including the Company’s failure to pay rent in a timely manner and upon the occurrence of certain events of insolvency with respect to the Company.

Summary of all lease costs recognized under ASC 842

The following table summarizes the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the three months ended March 31, 2026 and 2025 (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Operating lease cost	$755	$669
Variable lease cost	290	339
Total lease cost	$1,045	$1,008

Supplemental information related to the remaining lease term and discount rate are as follows:

	March 31, 2026	December 31, 2025
Weighted average remaining lease term (in years) – Finance leases	0.72	0.89
Weighted average remaining lease term (in years) – Operating leases	8.57	8.75

Weighted average discount rate – Finance leases	10.60%	10.57%
Weighted average discount rate – Operating leases	8.59%	8.61%

As of March 31, 2026, future minimum commitments under ASC 842 under the Company’s operating and finance leases were as follows (in thousands):

Year Ending December 31,	Operating	Finance
2026	2,352	285
2027	3,228	—
2028	3,343	—
2029	3,463	—
2030	3,516	—
Thereafter	11,401	—
Total lease payments	27,303	285
Less: imputed interest	(7,988)	(10)
Total lease liabilities	$19,315	$275
Lease liabilities, current	1,549	275
Lease liabilities, non-current	17,766	—
Total lease liabilities	$19,315	$275

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

Under the Option Agreement, the Company also granted to Astellas an exclusive option to obtain an exclusive, worldwide, royalty and milestone-bearing right and license (A) to exploit any Rett Product (as defined below), and (B) under any intellectual property rights controlled by Taysha or any of its affiliates with respect to such exploitation (the “Rett Option,”). Subject to certain extensions, the Rett Option was exercisable from the Effective Date through a specified period of time following Astellas’ receipt of (i) certain clinical data from the female pediatric trial and (ii) certain specified data with respect to TSHA-102, such data package, the “Rett Data Package,” and such period, the “Rett Option Period,” related to (i) the product known, as of the Effective Date, as TSHA-102 and any backup products with respect thereto for use in the treatment of Rett syndrome, and (ii) any other gene therapy product for use in the treatment of Rett syndrome that is controlled by Taysha or any of its affiliates or with respect to which the Company or any of its affiliates controls intellectual property rights covering the exploitation thereof (a “Rett Product”). The Company delivered the Rett Data Package to Astellas in mid-2025. Under the Option Agreement, Astellas was required to decide whether to exercise the Rett Option within 90 days after Astellas’ receipt of the Rett Data Package. In October 2025, the Rett Option expired without being exercised. Following the expiration of the Option Agreement, the Company now holds unencumbered rights to the TSHA-102 program.

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

In October 2025, the Option Agreement expired without Astellas exercising the GAN Option or Rett Option. Pursuant to the expiration of the Option Agreement, the Company regained full and unencumbered global rights to TSHA-102.

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

The Company recognized revenue of $2.3 million from Rett research and development activities for the three months ended March 31, 2025. In October 2025, the Rett Option expired without being exercised. Following the expiration of the Option Agreement, the Company now holds unencumbered rights to the TSHA-102 program. The Company recognized revenue of $5.5 million from the Rett Option during the year ended December 31, 2025. As of December 31, 2025 all revenue from the Astellas Agreements was recognized and therefore the Company had no deferred revenue on the condensed consolidated balance sheets.

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

The interest rate applicable to the 2025 Trinity Term Loans is the greater of (a) the WSJ Prime Rate plus 4.00% or (b) 11.50% per annum. The 2025 Trinity Term Loans are interest only from the Trinity Refinance Date through 48 months from the Trinity Refinance Date, which may be extended to 60 months from the Trinity Refinance Date upon the satisfaction of certain milestones set forth in the 2025 Trinity Term Loan Agreement, after which the Company is required to pay equal monthly installments of principal through August 1, 2030 (the “New Maturity Date”). As of March 31, 2026, $50.0 million was outstanding on the 2025 Trinity Term Loans, recorded as Term Loan, net on the condensed consolidated balance sheet.

Future principal debt payments on the Trinity Term Loan Agreement as of March 31, 2026 are as follows (in thousands):

Year Ending December 31,
2026	$—
2027	—
2028	—
2029	11,969
2030	38,031
Total principal payments	$50,000

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

Fair Value

The 2025 Trinity Term Loans are accounted for as a continuation of the original debt in accordance with ASC 450, and the Company continues to apply the fair value option under ASC 825, which was initially elected at the time of the 2023 Trinity Term Loan Agreement. The Company remeasured the 2025 Trinity Term Loans, 2025 Success Fee and 2023 Success Fee as of March 31, 2026 using a probability weighted income approach. The Company calculated the discounted cash flows of the 2025 Trinity Term Loans using a discount rate of 15.61% and adjusted for the probability of various repayment scenarios. The Company calculated the discounted cash flows of the 2023 Success Fee and 2025 Success Fee, (the “Success Fees”), using a discount rate of 15.61% then adjusted for the probability of achievement of certain corporate development value-inflection milestones. As of March 31, 2026, the Company recorded the Tranche A Loan at a fair value of $49.0 million and the Success Fees at $1.6 million in the consolidated balance sheet.

The following table reconciles the change in fair value of the 2025 Trinity Term Loans during the three months ended March 31, 2026 (in thousands):

Trinity Term Loans
Beginning fair value balance as of January 1, 2026	$50,106
Principal payments	—
Change in fair value reported in statements of operations	32
Change in fair value reported in comprehensive loss	(1,177)
Ending fair value balance as of March 31, 2026	$48,961

During the three months ended March 31, 2026, the Company recorded $1.4 million of interest expense within change in fair value of term loans, all of which was paid as of March 31, 2026. During the three months ended March 31, 2025, the Company recorded $1.3 million of interest expense within change in fair value of term loans.

The following table reconciles the change in fair value of the Success Fees liability during the three months ended March 31, 2026 (in thousands):

Success Fees
Ending fair value balance as of January 1, 2026	$1,552
Change in fair value of Success Fees	30
Ending fair value balance as of March 31, 2026	$1,582

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

The UT Southwestern Agreement expires on a country-by-country and licensed product-by-licensed product basis upon the expiration of the last valid claim of a licensed patent in such country for such licensed product. After the initial research term, the Company may terminate the agreement, on an indication-by-indication and licensed product-by-licensed product basis, at any time upon specified written notice to UT Southwestern. Either party may terminate the agreement upon an uncured material breach of the agreement or insolvency of the other party. In December 2023 and throughout 2024 and 2025, the Company transferred rights to specific indications back to UT Southwestern.

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

In March 2022, the Company’s clinical trial application, (“CTA”) filing for TSHA-102 for the treatment of Rett Syndrome was approved by Health Canada and therefore triggered a regulatory milestone payment in connection with this agreement. The Company recorded $1.0 million within research and development expenses and classified the payment as an investing cash outflow in the consolidated statements of cash flows. In May 2023, the Company dosed the first patient with TSHA-102 in the Phase 1/2 REVEAL trial evaluating the safety and preliminary efficacy of TSHA-102 in adult patients with Rett syndrome and therefore triggered a milestone payment in connection with the Abeona Rett Agreement. The Company recorded $3.5 million within research and development expenses in the consolidated statements of operations for the year ended December 31, 2023. In December 2025, the Company dosed the first patient with TSHA-102 in the Phase 1/2 Part B REVEAL pivotal trial and therefore triggered a milestone payment in connection with the Abeona Rett Agreement. The Company recorded $3.0 million within research and development expenses in the consolidated statements of operations for the year ended December 31, 2025. This milestone fee was paid in January 2026 and was recorded as an investing cash outflow in the condensed consolidated statement of cash flows for the three months ended March 31, 2026. No additional milestone payments were made or triggered in connection with this agreement during the three months ended March 31, 2026.

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

Furthermore, on September 16, 2020, the Company’s stockholders approved the Employee Stock Purchase Plan (“ESPP”), which became effective upon the execution of the underwriting agreement in connection with the IPO. The maximum number of shares of common stock that may be issued under the ESPP will not exceed 362,000 shares of common stock, plus the number of shares of common stock that are automatically added on January 1st of each year for a period of up to ten years, commencing on the first January 1 following the IPO and ending on (and including) January 1, 2030, in an amount equal to the lesser of (i) one percent (1.0%) of the total number of shares of capital stock outstanding on December 31st of the preceding calendar year, and (ii) 724,000 shares of common stock. Pursuant to this provision, on January 1, 2026, the Company increased the number of shares of common stock reserved for issuance under the ESPP by 724,000. The Company has issued an aggregate of 436,932 shares of common stock under the ESPP as of March 31, 2026.

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

The number of shares available for grant under the Company’s incentive plans were as follows:

	New	Inducement
	Plan	Plan	Total
Available for grant net of reserve - January 1, 2026	(3,915,288)	3,142,050	(773,238)
Plan adjustments and amendments	14,252,582	—	14,252,582
Grants	(8,374,925)	(640,330)	(9,015,255)
Forfeitures	—	—	—
Available for grant - March 31, 2026	1,962,369	2,501,720	4,464,089

Stock Options

For the three months ended March 31, 2026, a total of 2,670,260 shares of common stock under the New Plan and the Inducement Plan were awarded with a weighted-average grant date fair value per share of $3.71. The stock options vest over four years and have a ten-year contractual term.

The following weighted-average assumptions were used to estimate the fair value of time-based vesting stock options that were granted during the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Risk-free interest rate	3.87%	4.40%
Expected dividend yield	—	—
Expected term (in years)	6.1	6.1
Expected volatility	90%	89%

The following table summarizes time-based vesting stock option activity during the three months ended March 31, 2026:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Stock	Exercise	Contractual	Value
	Options	Price	Life (in years)	(in thousands)
Outstanding at January 1, 2026	24,569,261	$2.90	8.3	$81,677
Options granted	2,670,260	4.84
Options exercised	(257,655)	1.70
Options cancelled or forfeited	—	—
Options expired	—	—
Outstanding at March 31, 2026	26,981,866	$3.10	8.2	$57,214
Options exercisable at March 31, 2026	11,291,973	$3.85	7.4	$26,282

The aggregate intrinsic value in the above table is calculated as the difference between the fair value of the Company’s common stock at the respective reporting date and the exercise price of the stock options. As of March 31, 2026, the total unrecognized compensation related to unvested time-based vesting stock option awards granted was $28.1 million, which the Company expects to recognize over a weighted-average period of approximately 2.9 years.

Performance Stock Options

In February 2023, the Company issued options to purchase 70,235 shares of common stock to employees under the New Plan that contain performance-based vesting conditions, subject to continued employment through each anniversary and achievement of the performance conditions. The grant date fair value of these awards was not material. As of March 31, 2026, 57,281 of the shares subject to the performance-based options were vested and outstanding. No performance-based stock options were exercised during the period.

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

The Modified Options will vest over 3.0 years. The Company recognized stock-based compensation expense of $0.1 million for the three months ended March 31, 2026, related to the Modified Options. As of March 31, 2026, the total unrecognized compensation expense related to the Modified Options was $0.2 million, which the Company expects to recognize over a weighted average period of approximately 0.8 years using the accelerated attribution method. During the three months ended March 31, 2026,

111,324 of the Modified Options were exercised. As of March 31, 2026, 1,281,614 of the Modified Options were outstanding, of which 776,062 were vested.

Restricted Stock Units

For the three months ended March 31, 2026, the Company issued 6,344,995 RSUs to participants under the New Plan and the Inducement Plan. The RSUs are subject to a service-based vesting condition. The service-based RSUs vest in equal annual installments over a four-year period. The Company at any time may accelerate the vesting of the RSUs. Such shares are not accounted for as outstanding until they vest.

The Company adopted a mandatory sell-to-cover policy for tax withholdings on RSUs, in which shares with a market value equivalent to the tax withholding obligation are sold on behalf of the holder of the RSUs upon vesting and settlement to cover the tax withholding liability and the cash proceeds from such sales are remitted by the Company to taxing authorities.

The Company’s RSU activity for the three months ended March 31, 2026 was as follows:

		Weighted
		Average
		Grant Date
	Number	Fair Value
	of Shares	per Share
Nonvested at January 1, 2026	6,311,178	$1.78
Restricted units granted	6,344,995	4.84
Vested	(1,777,840)	1.77
Cancelled or forfeited	—	—
Nonvested at March 31, 2026	10,878,333	$3.60

As of March 31, 2026, the total unrecognized compensation cost related to the unvested RSU's was $36.2 million which is expected to be amortized on a straight-line basis over a weighted-average period of approximately 3.5 years.

Performance-based Restricted Stock Units

In August 2025, the Company issued 5,765,000 performance-based restricted stock units (“PSUs”) to employees under the New Plan that are eligible to vest upon the achievement of certain clinical and regulatory performance conditions. The grant date fair value of the PSUs was $17.3 million, which is expected to be recognized at a point in time when achievement of the underlying performance conditions is considered probable, using management’s best estimates, which consider the inherent risk and uncertainty regarding the future outcomes of the performance conditions. During the three months ended March 31, 2026, no compensation expense was recorded related to the PSUs as achievement of the performance conditions was not considered probable. As of March 31, 2026, 5,765,000 of the PSUs were unvested and outstanding.

Employee Stock Purchase Plan

In February 2022, the Company’s board of directors authorized the first offering under the ESPP. Under the ESPP, eligible employees may purchase shares of Taysha common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods. An employee’s payroll deductions under the ESPP are limited to 15% of the employee’s compensation and employees may not purchase more than 1,800 shares of Taysha common stock during any offering period. During each of the three months ended March 31, 2026 and 2025, stock-based compensation expense related to the ESPP was not material.

The following table summarizes the total stock-based compensation expense for the stock options, ESPP and RSUs recorded in the condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025 (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Research and development expense	$2,861	$1,424
General and administrative expense	2,686	1,870
Total	$5,547	$3,294

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

The Company concluded that the SSI Warrants did not meet the criteria for equity classification under the guidance of ASC 815 due to settlement provisions that permitted the holder to receive a variable number of shares in the event of a specified fundamental transaction as well as provisions that permitted the holder to participate in dividends. As the SSI Warrants did not meet the criteria for equity classification, the Company recorded the warrants as liabilities at their fair value. This liability was subject to remeasurement at each balance sheet date until the warrants were exercised and any change in fair value was recognized in the Company’s condensed consolidated statements of operations.

In December 2025, all 316,667 of the SSI Warrants were exercised and the Company received proceeds of $0.2 million. After the SSI Warrants were exercised, the Company reclassified the warrant liability to additional paid-in capital as a component of stockholders’ equity. There were no outstanding liability classified warrants as of March 31, 2026 and December 31, 2025.

Note 11—Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Since the Company had a net loss in all periods presented, basic and diluted net loss per common share are the same.

In accordance with ASC 260, Earnings Per Share, shares issuable for little to no cash consideration should be included in the number of outstanding shares used to calculate basic loss per share as long as all conditions necessary for exercise are met. The 2023 Pre-Funded Warrants, the June 2024 Pre-Funded Warrants and the May 2025 Pre-Funded Warrants are therefore included as outstanding shares as of March 31, 2026 and 2025 to calculate the weighted average number of shares outstanding to calculate basic loss per share.

The following table represents the calculation of basic and diluted net loss per common share for the three months ended March 31, 2026 and 2025, respectively (in thousands, except share and per share data):

	For the Three Months Ended March 31,
	2026	2025
Net loss	$(42,410)	$(21,529)
Weighted-average shares of common stock outstanding used to compute net loss per common share, basic and diluted	366,632,827	269,306,331
Net loss per common share, basic and diluted	$(0.12)	$(0.08)

The following common stock equivalents outstanding as of March 31, 2026 and 2025, respectively, were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti‑dilutive:

	March 31, 2026	March 31, 2025
Unvested RSUs	10,878,333	6,241,566
Stock options	28,320,761	24,326,199
SSI Warrants	—	316,667
Total	39,199,094	30,884,432

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

As of March 31, 2026, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2025.

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

In January 2024 and April 2024, the Company was named a nominal defendant in two putative stockholder derivative actions filed by stockholders of the Company in the Court of Chancery of the State of Delaware. The lawsuits have since been consolidated and a lead plaintiff has been appointed. In October 2024, the lead plaintiff filed an amended complaint asserting claims relating to the Company’s August 2023 Private Placement against (i) certain of the Company’s current and former directors and officers for breach of fiduciary duty and unjust enrichment; and (ii) certain participants in the Company’s August 2023 Private Placement for aiding and abetting breach of fiduciary duty and unjust enrichment. The complaints seek an unspecified award of damages in the Company’s favor, plus pre-judgment and post-judgment interest, and an award to the plaintiffs for the costs and disbursement of the action, including fees for their attorneys and experts. The board of directors of the Company formed a special litigation committee to investigate the claims and allegations in the amended complaint. On March 3, 2026, the special litigation committee moved to terminate the action, stating its conclusion that dismissal is in the best interest of the Company and its stockholders. On April 1, 2026, the lead plaintiff filed a response stating that he does not oppose the motion to terminate the action. The Company has not recorded a liability related to these lawsuits because, at this time, the Company is unable to reasonably estimate possible losses or gains or determine whether an unfavorable outcome is either probable or remote.

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

Commitments

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its directors, officers, employees, licensors, suppliers and service providers. The Company’s maximum exposure under these arrangements is unknown at March 31, 2026. The Company does not anticipate recognizing any significant losses relating to these arrangements.

Note 14 – Retirement Plan

In July 2021, the Company adopted a 401(k) retirement savings plan that provides retirement benefits to all full-time employees. Eligible employees may contribute a percentage of their annual compensation, subject to Internal Revenue Service limitations. The Company contributed $0.3 million and $0.2 million to the 401(k) retirement savings plan for the three months ended March 31, 2026 and 2025, respectively.

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

The gene therapy segment derived revenue solely from the Astellas Agreements (see Note 6). The accounting policies of the gene therapy segment are the same as those described in the summary of significant accounting policies.

The CODM reviews significant segment expenses including direct program expenses and compensation expenses as part of the assessment of segment profit and loss. The measure of segment assets is reported on the balance sheet as total consolidated assets.

The following table presents significant segment expenses for the three months ended March 31, 2026 and 2025 (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Revenue	$—	$2,302
Less:
Research and development program expense
Program expense	18,457	3,998
Consultants and contractors expense	3,895	3,209
Compensation expense	15,390	11,270
Other segment expense(a)	4,668	5,354
Consolidated net loss	$(42,410)	$(21,529)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2025 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2025, or Annual Report, filed with the Securities and Exchange Commission, or the SEC, on March 19, 2026. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us,” and “our” refer to Taysha Gene Therapies, Inc. together with its consolidated subsidiaries.

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

We have completed dosing of the 12 patients in Part A of both REVEAL trials, which includes eight patients in cohort two (high dose, 1x1015 total vg) and four patients in cohort one (low dose, 5.7x1014 total vg). We reported positive clinical data in May 2025, demonstrating that the first 10 patients gained or regained one or more developmental milestone across communication, fine motor and gross motor function following TSHA-102 as of the May 19, 2025 data cutoff. Patients also showed improvements across multiple standardized Rett syndrome assessments. High dose (1x1015 total vg) and low dose (5.7x1014 total vg) TSHA-102 continue to be generally well tolerated with no treatment-related serious adverse events, or SAEs, or dose-limiting toxicities, or DLTs, in all patients treated in the REVEAL Phase 1/2 and REVEAL pivotal trials as of the May 2026 data cutoff.

An update on longer-term safety and efficacy data from the Part A REVEAL Phase 1/2 trials (n=12) is expected in the second quarter of 2026.

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

We have finalized FDA alignment on the REVEAL pivotal trial protocol and statistical analysis plan, which includes a 6-month interim analysis that may serve as the basis for a biologics license application, or BLA, submission. Multiple patients have been dosed in the REVEAL pivotal trial, with the first patient dosed in the fourth quarter of 2025. Additional patient enrollment continues to advance across multiple clinical trial sites. There have been no treatment-related SAEs or DLTs across the participants treated with TSHA-102 in the REVEAL pivotal trial as of the May 2026 data cutoff. We expect to complete dosing of all patients in the REVEAL pivotal trial in the second quarter of 2026.

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

We reached written alignment with the FDA on Chemistry, Manufacturing and Controls, or CMC, requirements to support a planned BLA submission for TSHA-102 following a Type C meeting. We further aligned with the FDA on our proposed comparability approach between TSHA-102 material derived from the clinical and final commercial manufacturing processes. The FDA agreed that this approach may support pooling data from the REVEAL Phase 1/2 trials with data from the ongoing REVEAL pivotal and ASPIRE trials for the planned BLA submission. The FDA also endorsed our proposed Process Performance Qualification, or PPQ, campaign strategy to support process validation for the BLA submission, including the stability data package, the potency assay strategy, and the execution of BLA-enabling PPQ lots using the commercial manufacturing process. We initiated our PPQ campaign in April 2026 and expect to complete the campaign in the fourth quarter of 2026. Initiating the PPQ campaign ensures our CMC activities remain aligned with our clinical development timelines for the planned BLA submission.

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

We have a limited operating history. Since our inception, our operations have focused on organizing and staffing our company, business planning, raising capital and entering into collaboration agreements for conducting preclinical and clinical development activities for our product candidates. Our lead product candidate is still in the clinical stage. We do not have any product candidates approved for sale and have not generated any revenue from product sales. Through March 31, 2026, we have funded our operations primarily through: (i) the sale of equity, raising an aggregate of $961.0 million of gross proceeds from our initial public offering, or the IPO, sales of common stock pursuant to our Sales Agreement (as defined below), our October 2022 follow-on offering, our 2023 private placement, our June 2024 Offering (as defined below) and our May 2025 Offering (as defined below); (ii) pre-IPO private placements of our convertible preferred stock; (iii) our 2023 Term Loan Agreement (as defined below) and subsequently the 2025 Trinity Term Loan Agreement (as defined below); and (iv) the Astellas Transactions.

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

Since our inception, we have incurred significant operating losses. Our net losses were $42.4 million for the three months ended March 31, 2026. As of March 31, 2026, we had an accumulated deficit of $753.7 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

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

In March 2022, our clinical trial application filing for TSHA-102 for the treatment of Rett Syndrome was approved by Health Canada and therefore triggered a regulatory milestone payment in connection with the Abeona Rett Agreement. We recorded a $1.0 million charge within research and development expenses in the consolidated statements of operations for the year ended December 31, 2022. In May 2023, we dosed the first patient with TSHA-102 in the Phase 1/2 REVEAL trial evaluating the safety and preliminary efficacy of TSHA-102 in adult patients with Rett syndrome and therefore triggered a milestone payment of $3.5 million in connection with the Abeona Rett Agreement. In December 2025, we dosed the first patient with TSHA-102 in the Phase 1/2 Part B REVEAL pivotal trial and therefore triggered a milestone payment of $3 million in connection with this agreement. This pivotal milestone fee was paid in January 2026. We recorded $3.0 million as an investing cash outflow in our condensed consolidated statement of cash flows for the three months ended March 31, 2026. No other milestone payments were made or triggered in connection with this agreement during the three months ended March 31, 2026.

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

Components of Results of Operations

Revenue

Revenue for the three months ended March 31, 2025 was derived from the Astellas Transactions. We recognized revenue as research and development activities related to our Rett program were performed. Revenue related to the material rights associated with the Rett Option and the GAN Option were recognized at a point in time when the option was exercised or the option period expired. In September 2023, Astellas elected not to exercise the GAN Option, therefore we recognized revenue related to the GAN Option during the year ended December 31, 2023. In October 2025, Astellas elected not to exercise the Rett Option, therefore we recognized revenue related to the Rett Option during the year ended December 31, 2025. All revenue related to the Astellas Transactions was recognized as of December 31, 2025.

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

We anticipate that our general and administrative expenses as a result of payments for accounting, audit, legal, consulting services, as well as costs associated with maintaining compliance with Nasdaq listing rules and SEC requirements, director and officer liability insurance, investor and public relations activities and other expenses associated with operating as a public company may increase in the near future. In addition, we expect to incur legal fees in connection with the shareholder derivative lawsuit against certain of our current and former directors in the Court of Chancery of the State of Delaware. See “Part I, Item 1, Note 13-Commitments and Contingencies” in this Quarterly Report on Form 10-Q.

Other Income (Expense)

Other income (expense) consists primarily of dividends earned from our money market fund and interest income on our cash and cash equivalents and non-cash changes in the fair value of our warrant liability and the 2025 Trinity Term Loan.

Results of Operations

Results of Operations for the Three Months ended March 31, 2026 and 2025

The following table summarizes our results of operations for the three months ended March 31, 2026 and 2025 (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Revenue	$—	$2,302
Operating expenses:
Research and development	33,809	15,565
General and administrative	9,677	8,158
Total operating expenses	43,486	23,723
Loss from operations	(43,486)	(21,421)
Other income (expense):
Change in fair value of warrant liability	—	102
Change in fair value of term loan	(1,470)	(1,530)
Interest income	2,586	1,326
Interest expense	(9)	(19)
Other income (expense)	(31)	13
Total other income, net	1,076	(108)
Net loss	$(42,410)	$(21,529)

Revenue

Revenue was zero for the three months ended March 31, 2026, compared to $2.3 million for the three months ended March 31, 2025. The revenue recorded for the three months ended March 31, 2025, was derived entirely from the Astellas Transactions as a result of Rett research and development activities performed during the period.

Research and Development Expenses

Research and development expenses were $33.8 million for the three months ended March 31, 2026, compared to $15.6 million for the three months ended March 31, 2025. The $18.2 million increase was primarily driven by BLA-enabling PPQ manufacturing initiatives performed during the three months ended March 31, 2026 and higher clinical expenses from the REVEAL Part A Phase 1/2, REVEAL Part B pivotal, and ASPIRE trials. Compensation expenses, including non-cash stock-based compensation, also increased as a result of additional research and development headcount.

General and Administrative Expenses

General and administrative expenses were $9.7 million for the three months ended March 31, 2026, compared to $8.2 million for the three months ended March 31, 2025. The increase of $1.5 million was primarily due to higher compensation expenses, including non-cash stock-based compensation expense, and increases in consulting and professional fees, including commercial launch-readiness initiatives.

Other Income (Expense)

Change in fair value of warrant liability

Change in fair value of warrant liability was a non-cash gain totaling $0.1 million for the three months ended March 31, 2025 related to the SSI Warrants. In December 2025, all vested and outstanding liability classified warrants were exercised, therefore the change in fair value of warrant liability was zero for the three months ended March 31, 2026.

Change in fair value of term loan

We elected the fair value option for the 2025 Trinity Term Loan and changes to fair value, other than changes that were directly attributed to instrument-specific credit risk, were recorded as a component of other income (expense). The change in fair value was $1.5 million of expense for each of the three months ended March 31, 2026 and 2025.

Interest Income

Interest income was $2.6 million for the three months ended March 31, 2026 compared to $1.3 million for the three months ended March 31, 2025. The increase in income was attributable to higher dividends earned from our money market fund.

Interest expense

Interest expense was less than $0.1 million for each of the three months ended March 31, 2026 and 2025. No interest expense was recorded on the term loans for the three months ended March 31, 2026 and 2025 due to the election of the fair value option.

Liquidity and Capital Resources

Overview

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses. As of March 31, 2026, we had cash and cash equivalents of $276.6 million. We have funded our operations primarily through equity financings, raising an aggregate of $961.0 million in gross proceeds from equity financings, including from pre-IPO private placements of convertible preferred stock, our IPO, and subsequent sales of common stock in public and private securities offerings, proceeds from a warrant exercise, our term loans and the Astellas Transactions.

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

In October 2021, we entered into a Sales Agreement, or the Sales Agreement, with SVB Securities LLC and Wells Fargo Securities, LLC, or the Sales Agents, pursuant to which we may issue and sell, from time to time at our discretion, shares of our common stock having an aggregate offering price of up to $150.0 million. In March 2022, we amended the Sales Agreement to, among other things, include Goldman Sachs & Co. LLC as an additional Sales Agent. In April 2022, we sold 2,000,000 shares of common stock pursuant to the Sales Agreement and received net proceeds of $11.6 million. On November 4, 2025, we and Leerink Partners LLC entered into an Amendment to the Sales Agreement pursuant to which the Sales Agreement was terminated solely with respect to Leerink Partners LLC. In addition, on November 4, 2025, we and Goldman Sachs & Co. LLC and Wells Fargo Securities, LLC, as sales agents, or the Remaining Sales Agents, entered into an amendment to the Sales Agreement and, together with the Sales Agreement, or, the Amended Sales Agreement, to provide for an increase in the aggregate offering amount under the Sales Agreement, such that as of November 4, 2025, we may offer and sell shares of common stock having an aggregate offering price of up to $212.0 million under the Amended Sales Agreement. The material terms and conditions of the Sales Agreement otherwise remain unchanged. In November and December 2025, we sold 10,230,186 shares of common stock under the Amended Sales Agreement and received $48.4 million in net proceeds. Also on November 4, 2025, we filed a new shelf registration statement on Form S-3ASR in relation to the registration of common stock, preferred stock, debt securities, warrants and units or any combination thereof, which became effective automatically upon filing.

Funding Requirements

To date, we have not generated any revenues from the commercial sale of approved drug products, and we do not expect to generate substantial revenue for at least the next few years. If we fail to complete the development of our product candidates in a timely manner or fail to obtain their regulatory approval, our ability to generate future revenue will be compromised. We do not know when, or if, we will generate any revenue from our product candidates, and we do not expect to generate significant revenue unless and until we obtain regulatory approval of, and commercialize, our product candidates. We have increased and expect to continue to increase our research and development and general and administrative expenses, particularly with respect to the Rett clinical trials as we continue the development of our product candidates and manufacturing processes and conduct discovery and research activities for our preclinical programs. If we obtain approval for any of our product candidates, we expect to incur significant commercialization expenses related to sales, marketing, manufacturing and distribution. We anticipate that we will need substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

As of March 31, 2026, our material cash requirements consisted of $27.6 million in total lease payments under our noncancelable leases for equipment, laboratory space and office space. These leases are described in further detail in Note 5 to our unaudited condensed consolidated financial statements located in “Part I – Financial Information, Item 1. Financial Statements” in this Quarterly Report on Form 10-Q. Our most significant purchase commitments consist of approximately $34.1 million in cancellable purchase obligations to manufacturing vendors, CROs and other clinical trial vendors.

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

Cash Flows

The following table shows a summary of our cash flows for the three months ended March 31, 2026 and 2025 (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(40,878)	$(22,020)
Net cash used in investing activities	(3,024)	(371)
Net cash provided by (used in) financing activities	711	(52)
Net change in cash, cash equivalents and restricted cash	$(43,191)	$(22,443)

Operating Activities

For the three months ended March 31, 2026, our net cash used in operating activities of $40.9 million primarily consisted of a net loss of $42.4 million, primarily attributable to our spending on research and development expenses. The net loss of $42.4 million was partially offset by adjustments for non-cash items, primarily stock-based compensation expense of $5.5 million and other non-cash items of $0.6 million, net. Additional cash used in operating assets and liabilities of $4.6 million was primarily attributable to decreases in accrued expenses and other liabilities.

For the three months ended March 31, 2025, our net cash used in operating activities of $22.0 million primarily consisted of a net loss of $21.5 million, primarily attributable to our spending on research and development expenses. The net loss of $21.5 million was partially offset by adjustments for non-cash items, primarily stock-based compensation expense of $3.3 million and other non-cash items of $0.8 million, net. Additional cash used in operating assets and liabilities of $4.6 million was primarily attributable to deferred revenue and accrued expenses and other liabilities.

Investing Activities

During the three months ended March 31, 2026, investing activities used $3.0 million of cash primarily attributable to the regulatory milestone payment of $3.0 million paid to Abeona pursuant to the Abeona Rett Agreement. This milestone payment related to the first patient dosed with TSHA-102 in the Phase 1/2 Part B REVEAL pivotal trial that occurred in 2025 and was paid in 2026.

During the three months ended March 31, 2025, investing activities used $0.4 million of cash primarily attributable to the purchase of lab equipment and computer equipment.

Financing Activities

During the three months ended March 31, 2026, financing activities provided $0.7 million of cash, which is primarily attributable to proceeds from common stock issuances upon the exercise of stock options and the Employee Stock Purchase Plan, or ESPP.

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

Smaller Reporting Company Status

We are a “smaller reporting company,” meaning that the market value of our shares held by non-affiliates is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our shares held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our shares held by non-affiliates is less than $700 million. We will continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act ), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2026, we implemented an enterprise resource planning system, NetSuite, which resulted in certain changes to existing business processes and internal control over financial reporting. Other than this transition, there were no other changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

In January 2024 and April 2024, we were named a nominal defendant in two putative stockholder derivative actions filed by our stockholders in the Court of Chancery of the State of Delaware. The lawsuits have since been consolidated and a lead plaintiff has been appointed. In October 2024, the lead plaintiff filed an amended complaint asserting claims relating to our August 2023 Private Placement against (i) certain of our current and former directors and officers for breach of fiduciary duty and unjust enrichment; and (ii) certain participants in our August 2023 Private Placement for aiding and abetting breach of fiduciary duty and unjust enrichment. The complaints seek an unspecified award of damages in our favor, plus pre-judgment and post-judgment interest, and an award to the plaintiffs for the costs and disbursement of the action, including fees for their attorneys and experts. Our board of directors formed a special litigation committee to investigate the claims and allegations in the amended complaint. On March 3, 2026, the special litigation committee moved to terminate the action, stating its conclusion that dismissal is in the best interests of our stockholders and us. On April 1, 2026, the lead plaintiff filed a response stating that he does not oppose the motion to terminate the action. We have not recorded a liability related to these lawsuits because, at this time, we are unable to reasonably estimate possible losses or gains or determine whether an unfavorable outcome is either probable or remote.

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

Item 1A. Risk Factors.

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors described in Part I, Item 1A. “Risk Factors” of our Annual Report for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission on March 19, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent Sales of Unregistered Equity Securities

None.

(b) Use of Proceeds

None.

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

10.1+

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

* Filed herewith.

+ Indicates management contract or compensatory plan.

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

Taysha Gene Therapies, Inc.

Date: May 6, 2026	By:	/s/ Sean Nolan
Sean Nolan
Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2026	By:	/s/ Kamran Alam
Kamran Alam
Chief Financial Officer (Principal Financial and Accounting Officer)