Form 10-Q
period 2026-06-30
Taysha Gene Therapies, Inc.
filed 2026-08-11
CIK 1806310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 11, 2026, the registrant had 325,833,545 shares of common stock, $0.00001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Taysha Gene Therapies, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$455,407	$319,767
Restricted cash	—	449
Prepaid expenses and other current assets	6,027	4,431
Total current assets	461,434	324,647
Restricted cash	164	2,315
Property, plant and equipment, net	2,412	6,736
Operating lease right-of-use assets	6,317	9,439
Other non-current assets	106	183
Total assets	$470,433	$343,320
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,164	$6,275
Accrued expenses and other current liabilities	16,811	20,277
Total current liabilities	25,975	26,552
Term loan, net	49,260	50,106
Operating lease liability, net of current portion	6,291	18,172
Other non-current liabilities	1,641	1,552
Total liabilities	83,167	96,382
Commitments and contingencies - Note 13
Stockholders' equity
Preferred stock, $0.00001 par value per share; 10,000,000 shares authorized and no shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock, $0.00001 par value per share; 700,000,000 shares authorized and 325,302,280 and 285,051,648 issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	3	3
Additional paid-in capital	1,186,843	958,427
Accumulated other comprehensive income (loss)	769	(192)
Accumulated deficit	(800,349)	(711,300)
Total stockholders’ equity	387,266	246,938
Total liabilities and stockholders' equity	$470,433	$343,320

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Taysha Gene Therapies, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Revenue	$—	$1,986	$—	$4,288
Operating expenses:
Research and development	38,636	20,141	72,445	35,706
General and administrative	12,146	8,598	21,823	16,756
Net gain on lease termination	(3,433)	—	(3,433)	—
Total operating expenses	47,349	28,739	90,835	52,462
Loss from operations	(47,349)	(26,753)	(90,835)	(48,174)
Other income (expense):
Change in fair value of warrant liability	—	(273)	—	(171)
Change in fair value of term loan	(1,521)	(1,461)	(2,991)	(2,991)
Interest income	2,325	1,859	4,911	3,185
Interest expense	(6)	(17)	(15)	(36)
Other expense	(88)	(237)	(119)	(224)
Total other income (expense), net	710	(129)	1,786	(237)
Net loss	$(46,639)	$(26,882)	$(89,049)	$(48,411)
Net loss per common share, basic and diluted	$(0.13)	$(0.09)	$(0.24)	$(0.17)
Weighted average common shares outstanding, basic and diluted	369,044,040	297,988,978	367,845,094	283,726,888

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Taysha Gene Therapies, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(46,639)	$(26,882)	$(89,049)	$(48,411)
Other comprehensive (loss) income:
Change in fair value of term loan attributable to instrument specific credit risk	(216)	1,587	961	3,332
Comprehensive loss	$(46,855)	$(25,295)	$(88,088)	$(45,079)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Taysha Gene Therapies, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

For the Three Months Ended June 30, 2026

			Additional		Accumulated	Total
	Common Stock		Paid-in	Accumulated	Other	Stockholders'
	Shares	Amount	Capital	Deficit	Comprehensive Loss	Equity
Balance as of March 31, 2026	287,276,885	$3	$964,666	$(753,710)	$985	$211,944
Stock-based compensation	—	—	5,810	—	—	5,810
Issuance of common stock and pre-funded warrants upon closing of underwritten public offering, net of underwriting discounts and commissions, and other offering costs of $14,323	37,500,001	—	215,676	—	—	215,676
Issuance of common stock upon exercise of stock options, net	298,902	—	691	—	—	691
Issuance of common stock upon vesting and settlement of restricted stock units, net	226,492	—	—	—	—	—
Loss on instrument-specific credit risk	—	—	—	—	(216)	(216)
Net loss	—	—	—	(46,639)	—	(46,639)
Balance as of June 30, 2026	325,302,280	$3	$1,186,843	$(800,349)	$769	$387,266

For the Three Months Ended June 30, 2025

			Additional		Accumulated	Total
	Common Stock		Paid-in	Accumulated	Other	Stockholders'
	Shares	Amount	Capital	Deficit	Comprehensive Loss	Equity
Balance as of March 31, 2025	205,054,570	$2	$681,177	$(623,834)	$(2,286)	$55,059
Stock-based compensation	—	—	3,190	—	—	3,190
Issuance of common stock and pre-funded warrants upon closing of underwritten public offering, net of underwriting discounts and commissions, and other offering costs of $14,323	57,777,777	1	215,651	—	—	215,652
Issuance of common stock upon exercise of pre-funded warrants	9,607,145	—	—	—	—	—
Issuance of common stock upon exercise of stock options, net	93,688	—	121	—	—	121
Issuance of common stock upon vesting and settlement of restricted stock units, net	196,880	—	—	—	—	—
Gain on instrument-specific credit risk	—	—	—	—	1,587	1,587
Net loss	—	—	—	(26,882)	—	(26,882)
Balance as of June 30, 2025	272,730,060	$3	$900,139	$(650,716)	$(699)	$248,727

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Taysha Gene Therapies, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

For the Six Months Ended June 30, 2026

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of December 31, 2025	285,051,648	$3	$958,427	$(711,300)	$(192)	$246,938
Stock-based compensation	—	—	11,357	—	—	11,357
Issuance of common stock and pre-funded warrants upon closing of underwritten public offering, net of underwriting discounts and commissions, and other offering costs of $14,323	37,500,001	—	215,676	—	—	215,676
Issuance of common stock upon vesting and settlement of restricted stock units, net	2,004,332	—	—	—	—	—
Issuance of stock upon exercise of stock options	667,881	—	1,207	—	—	1,207
Issuance of common stock under ESPP	78,418	—	176	—	—	176
Gain on instrument-specific credit risk	—	—	—	—	961	961
Net loss	—	—	—	(89,049)	—	(89,049)
Balance as of June 30, 2026	325,302,280	$3	$1,186,843	$(800,349)	$769	$387,266

For the Six Months Ended June 30, 2025

			Additional			Total
	Common Stock		Paid-in	Accumulated	Accumulated Other	Stockholders'
	Shares	Amount	Capital	Deficit	Comprehensive Loss	Equity
Balance as of December 31, 2024	204,943,306	$2	$677,859	$(602,305)	$(4,031)	$71,525
Stock-based compensation	—	—	6,484	—	—	6,484
Issuance of common stock and pre-funded warrants upon closing of underwritten public offering, net of underwriting discounts and commissions, and other offering costs of $14,323	57,777,777	1	215,651	—	—	215,652
Issuance of common stock upon exercise of pre-funded warrants	9,607,145	—	—	—	—	—
Issuance of common stock upon vesting and settlement of restricted stock units, net	249,818	—	(51)	—	—	(51)
Issuance of stock upon exercise of stock options	93,688	—	121	—	—	121
Issuance of common stock under ESPP	58,326	—	75	—	—	75
Gain on instrument-specific credit risk	—	—	—	—	3,332	3,332
Net loss	—	—	—	(48,411)	—	(48,411)
Balance as of June 30, 2025	272,730,060	$3	$900,139	$(650,716)	$(699)	$248,727

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Taysha Gene Therapies, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(89,049)	$(48,411)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	586	560
Stock-based compensation	11,357	6,484
Non-cash net gain on lease termination	(5,108)	—
Change in fair value of warrant liability	—	171
Non-cash change in fair value of term loan	115	441
Non-cash lease expense	556	647
Other	123	236
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,439)	(570)
Accounts payable	5,846	3,921
Accrued expenses and other liabilities	(4,290)	(1,393)
Deferred revenue	—	(4,288)
Net cash used in operating activities	(81,303)	(42,202)
Cash flows from investing activities
Purchase of research and development license	(3,000)	—
Purchase of property, plant and equipment	(23)	(380)
Other	—	71
Net cash used in investing activities	(3,023)	(309)
Cash flows from financing activities
Proceeds from issuance of common stock and pre-funded warrants from underwritten public offering, net of underwriting discounts and sales commissions and other offering costs	216,139	216,170
Payment of shelf registration costs	—	(47)
Proceeds from common stock issuances under ESPP	176	75
Proceeds from stock option exercises	957	—
Other	94	38
Net cash provided by financing activities	217,366	216,236
Net increase in cash, cash equivalents and restricted cash	133,040	173,725
Cash, cash equivalents and restricted cash at the beginning of the period	322,531	141,636
Cash, cash equivalents and restricted cash at the end of the period	$455,571	$315,361
Cash and cash equivalents	455,407	312,761
Restricted cash	164	2,600
Cash, cash equivalents and restricted cash at the end of the period	$455,571	$315,361
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,890	$2,586
Supplemental disclosure of noncash investing and financing activities:
Property, plant and equipment in accounts payable and accrued expenses	243	—
Offering costs not yet paid	378	411

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

Sales Agreement

In October 2021, the Company entered into a Sales Agreement (the “Sales Agreement”), with SVB Securities LLC and Wells Fargo Securities, LLC (the “Sales Agents”), pursuant to which the Company may issue and sell, from time to time at its discretion, shares of its common stock having an aggregate offering price of up to $150.0 million. In March 2022, the Company amended the Sales Agreement to, among other things, include Goldman Sachs & Co. LLC as an additional Sales Agent. On December 13, 2024, the Company filed a shelf registration statement on Form S-3 following the expiration of its prior registration statement, in relation to the registration of common stock, preferred stock, debt securities, warrants and units or any combination thereof up to a total aggregate offering price of $300.0 million, including up to $100.0 million shares of common stock that could be offered and sold pursuant to the Sales Agreement. On May 28, 2025, the Company suspended the at-the-market prospectus.

On November 4, 2025, the Company and Leerink Partners LLC entered into an Amendment to the Sales Agreement pursuant to which the Sales Agreement was terminated solely with respect to Leerink Partners LLC. In addition, on November 4, 2025, the Company and Goldman Sachs & Co. LLC and Wells Fargo Securities, LLC, as sales agents (the “Remaining Sales Agents”), entered into an Amendment to the Sales Agreement (together with the Sales Agreement, the “Amended Sales Agreement”), to provide for an increase in the aggregate offering amount under the Sales Agreement, such that as of November 4, 2025, the Company may offer and sell shares of common stock having an aggregate offering price of up to $212.0 million under the Amended Sales Agreement. The material terms and conditions of the Sales Agreement otherwise remain unchanged. On November 4, 2025, the Company filed a new automatic shelf registration statement on Form S-3ASR, including up to $200.0 million shares of common stock that could be offered and sold pursuant to the Amended Sales Agreement. In November and December 2025, the Company sold 10,230,186 shares of common stock under the Amended Sales Agreement and received $48.4 million in net proceeds.

Liquidity and Capital Resources

The Company has incurred operating losses since inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. Losses are expected to continue as the Company continues to invest in its research and development activities. As of June 30, 2026, the Company had an accumulated deficit of $800.3 million. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future.

On June 24, 2026, the Company entered into an underwriting agreement (the “June 2026 Underwriting Agreement”) with Jefferies LLC and Goldman Sachs & Co., LLC, as representatives of the several underwriters set forth therein (collectively, the “Underwriters”), to issue and sell 32,500,001 shares of the Company’s common stock and, in lieu of common stock to certain investors, pre-funded warrants to purchase 833,333 shares of its common stock in an underwritten public offering (the “June 2026 Offering”), pursuant to an automatic effective shelf registration statement on Form S-3ASR and a related prospectus and prospectus supplement. The offering price to the public was $6.00 per share of common stock and $5.999 per pre-funded warrant, which was the price to the public of each share of common stock sold in the June 2026 Offering minus the $0.001 exercise price per pre-funded warrant. The Underwriters purchased the shares and the pre-funded warrants from the Company pursuant to the June 2026 Underwriting Agreement at a price of $5.64 per share and $5.639 per pre-funded warrant, respectively. See Note 10 for additional information. The closing of the June 2026 Offering occurred on June 26, 2026. In addition, the Company granted the Underwriters an option to purchase, for a period of 30 days, up to an additional 5,000,000 shares of common stock, which the Underwriters exercised in full on June 26, 2026. The total net proceeds from the June 2026 Offering were $215.6 million, including the proceeds from the Underwriter’s option, after deducting underwriting discounts and commissions and offering expenses.

Future capital requirements will depend on many factors, including the timing and extent of spending on research and development and the market acceptance of the Company’s products. The Company will need to obtain additional financing in order to complete clinical studies and launch and commercialize any product candidates for which it receives regulatory approval. There can be no assurance that such financing will be available or will be on terms acceptable to the Company. As of June 30, 2026, the Company had cash and cash equivalents of $455.4 million, which the Company believes will be sufficient to fund its planned operations for a period of at least twelve months from the date of issuance of these unaudited condensed consolidated financial statements. The Company has based this estimate on assumptions that may prove to be wrong, and its operating plan may change as a result of many factors currently unknown to it. As a result, the Company could deplete its capital resources sooner than it currently expects. The Company expects to finance its future cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances or licensing arrangements. If the Company is unable to obtain funding, the Company would be forced to delay, reduce or eliminate some or all of its research and development programs, preclinical and clinical testing or commercialization efforts, which could adversely affect its business prospects.

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values (in thousands):

	June 30, 2026
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents – money market funds	$448,023	$448,023	$—	$—
Total assets	$448,023	$448,023	$—	$—
Liabilities:
Trinity Term Loans	$49,260	$—	$—	$49,260
Success Fee Derivative liabilities	1,641	—	—	1,641
Total liabilities	$50,901	$—	$—	$50,901

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents – money market funds	$317,127	$317,127	$—	$—
Total assets	$317,127	$317,127	$—	$—
Liabilities:
Trinity Term Loans	$50,106	$—	$—	$50,106
Success Fee Derivative liabilities	1,552	—	—	1,552
Total liabilities	$51,658	$—	$—	$51,658

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

Note 4—Balance Sheet Components

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Prepaid research and development	$3,793	$2,460
Prepaid clinical trial	1,140	866
Deferred offering costs	110	195
Prepaid insurance	133	108
Other	851	802
Total prepaid expenses and other current assets	$6,027	$4,431

Property, plant and equipment, net consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Leasehold improvements	$2,152	$2,152
Laboratory equipment	3,559	3,306
Computer equipment	790	749
Furniture and fixtures	921	921
Construction in progress	242	4,292
	7,664	11,420
Accumulated depreciation	(5,252)	(4,684)
Property, plant and equipment, net	$2,412	$6,736

Property, plant and equipment, net includes $0.1 million and $0.3 million of assets capitalized as finance leases as of June 30, 2026 and December 31, 2025, respectively.

Depreciation expense was $0.4 million and $0.3 million for the three months ended June 30, 2026 and 2025, respectively. Depreciation expense was $0.6 million for each of the six months ended June 30, 2026 and 2025.

In June 2026, the Company disposed of construction in progress for leasehold improvements at its manufacturing facility in connection with the termination of its Durham Lease (as defined below). The Company recorded a loss on asset disposal of $4.0 million, which is recorded as a component of the net gain on lease termination in the condensed consolidated statements of operations for the three and six months ended June 30, 2026. See Note 5 for additional information on the termination of the Durham Lease.

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Accrued research and development	$3,362	$3,591
Accrued compensation	5,371	9,425
Accrued clinical trial	5,115	3,290
Lease liabilities, current portion	1,163	1,865
Accrued professional and consulting fees	1,402	1,310
Accrued property, plant and equipment	43	19
Other	355	777
Total accrued expenses and other current liabilities	$16,811	$20,277

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

Durham Lease

On December 17, 2020, the Company entered into a lease agreement (the “Durham Lease”) with Patriot Park Partners II, LLC, a Delaware limited liability company (the “Durham Landlord”), pursuant to which the Company agreed to lease approximately 187,500 square feet of a manufacturing facility located at 5 National Way, Durham, North Carolina (the “Facility”). The Durham Lease commenced on April 1, 2021 and was expected to have a term of approximately fifteen years and six months. The Company had two options to extend the term of the Durham Lease, each for a period of an additional five years.

The Company was not required to provide a security deposit in connection with its entry into the Durham Lease. The Company was responsible for constructing interior improvements within the Facility. The Company was required to place $2.6 million in an escrow account which was to be released when the improvements were substantially complete. In December 2023, the Company entered into an agreement with the landlord whereby the Company agreed to remove specified leasehold improvements which was funded by the escrowed funds. The escrow funds were recorded as restricted cash on the condensed consolidated balance sheets as of December 31, 2025 with $0.5 million recorded in current assets and $2.1 million in noncurrent assets. The Durham Landlord had the right to terminate the Durham Lease upon specified events of default, including the Company’s failure to pay rent in a timely manner and upon the occurrence of certain events of insolvency with respect to the Company. On June 12, 2026, the Company entered into a mutual lease termination agreement (the “Termination Agreement”) with the Durham Landlord and agreed to pay the Durham Landlord a fee of $0.3 million and vacate the facility. Pursuant to the Termination Agreement, the Company and the Durham Landlord agreed to terminate the escrow agreement and release each other from any further obligations thereunder. The escrowed funds were disbursed in accordance with the Termination Agreement. In connection with the Termination Agreement, the Company agreed to pay a third party broker commission of $1.3 million upon execution of the Termination Agreement with the Durham Landlord.

The Company recorded the Termination Agreement as a lease termination in accordance with ASC 842, Leases, and recognized a net gain of $3.4 million as a component of operating expenses in the condensed consolidated statements of operations for the three and six months ended June 30, 2026. The net gain is comprised of a $8.7 million gain on lease termination related to the derecognition of the operating lease right-of use asset and corresponding lease liability, partially offset by both a loss on asset disposal of $4.0 million related to construction in progress leasehold improvements and third party broker commission of $1.3 million paid in connection with the Termination Agreement.

Summary of all lease costs recognized under ASC 842

The following table summarizes the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease cost	$684	$666	$1,439	$1,335
Variable lease cost	242	402	532	741
Total lease cost	$926	$1,068	$1,971	$2,076

Supplemental information related to the remaining lease term and discount rate are as follows:

	June 30, 2026	December 31, 2025
Weighted average remaining lease term (in years) – Finance leases	0.40	0.89
Weighted average remaining lease term (in years) – Operating leases	5.19	8.75

Weighted average discount rate – Finance leases	10.65%	10.57%
Weighted average discount rate – Operating leases	10.63%	8.61%

As of June 30, 2026, future minimum commitments under ASC 842 under the Company’s operating and finance leases were as follows (in thousands):

Year Ending December 31,	Operating	Finance
2026	857	172
2027	1,759	—
2028	1,834	—
2029	1,913	—
2030	1,923	—
Thereafter	1,352	—
Total lease payments	9,638	172
Less: imputed interest	(2,351)	(5)
Total lease liabilities	$7,287	$167
Lease liabilities, current	996	167
Lease liabilities, non-current	6,291	—
Total lease liabilities	$7,287	$167

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

The Company recognized revenue of $2.0 million and $4.3 million from Rett research and development activities for the three and six months ended June 30, 2025, respectively. In October 2025, the Rett Option expired without being exercised. Following the expiration of the Option Agreement, the Company now holds unencumbered rights to the TSHA-102 program. The Company recognized revenue of $5.5 million from the Rett Option during the year ended December 31, 2025. As of December 31, 2025 all revenue from the Astellas Agreements was recognized and therefore the Company had no deferred revenue on the condensed consolidated balance sheets.

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

The interest rate applicable to the 2025 Trinity Term Loans is the greater of (a) the WSJ Prime Rate plus 4.00% or (b) 11.50% per annum. The 2025 Trinity Term Loans are interest only from the Trinity Refinance Date through 48 months from the Trinity Refinance Date, which may be extended to 60 months from the Trinity Refinance Date upon the satisfaction of certain milestones set forth in the 2025 Trinity Term Loan Agreement, after which the Company is required to pay equal monthly installments of principal through August 1, 2030 (the “New Maturity Date”). As of June 30, 2026, $50.0 million was outstanding on the 2025 Trinity Term Loans, recorded as Term Loan, net on the condensed consolidated balance sheet.

Future principal debt payments on the Trinity Term Loan Agreement as of June 30, 2026 are as follows (in thousands):

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

The Company assessed the terms and features of the 2025 Trinity Term Loans and determined that the 2025 Trinity Term Loan constituted a debt modification under ASC 470-50, Debt - Modifications and Extinguishments (“ASC 470”). As such, the 2025 Trinity Term Loans are accounted for as a continuation of the original debt, and no gain or loss on extinguishment was recognized. The Company continues to apply the fair value option under ASC 825, Financial Instruments (“ASC 825”) which was initially elected at the time of the 2023 Trinity Term Loan Agreement.

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

Fair Value

The 2025 Trinity Term Loans are accounted for as a continuation of the original debt in accordance with ASC 450, and the Company continues to apply the fair value option under ASC 825, which was initially elected at the time of the 2023 Trinity Term Loan Agreement. The Company remeasured the 2025 Trinity Term Loans, 2025 Success Fee and 2023 Success Fee as of June 30, 2026 using a probability weighted income approach. The Company calculated the discounted cash flows of the 2025 Trinity Term Loans using a discount rate of 15.65% and adjusted for the probability of various repayment scenarios. The Company calculated the discounted cash flows of the 2023 Success Fee and 2025 Success Fee (the “Success Fees”), using a discount rate of 15.65% then adjusted for the probability of achievement of certain corporate development value-inflection milestones. As of June 30, 2026, the Company recorded the Tranche A Loan at a fair value of $49.3 million and the Success Fees at $1.6 million in the consolidated balance sheet.

The following table reconciles the change in fair value of the 2025 Trinity Term Loans during the six months ended June 30, 2026 (in thousands):

Trinity Term Loans
Beginning fair value balance as of January 1, 2026	$50,106
Principal payments	—
Change in fair value reported in statements of operations	115
Change in fair value reported in comprehensive loss	(961)
Ending fair value balance as of June 30, 2026	$49,260

The following table reconciles the change in fair value of the Trinity Term Loans during the three months ended June 30, 2026 (in thousands):

Trinity Term Loans
Beginning fair value balance as of April 1, 2026	$48,961
Principal payments	—
Change in fair value reported in statements of operations	83
Change in fair value reported in comprehensive loss	216
Ending fair value balance as of June 30, 2026	$49,260

During the three and six months ended June 30, 2026, the Company recorded $1.4 million and $2.9 million, respectively, of interest expense within change in fair value of term loans, all of which was paid as of June 30, 2026. During the three and six months ended June 30, 2025, the Company recorded $1.3 million and $2.6 million, respectively, of interest expense within change in fair value of term loans.

The following table reconciles the change in fair value of the Success Fees liability during the six months ended June 30, 2026 (in thousands):

Success Fees
Ending fair value balance as of January 1, 2026	$1,552
Change in fair value of Success Fees	89
Ending fair value balance as of June 30, 2026	$1,641

The following table reconciles the change in fair value of the Success Fees liability during the three months ended June 30, 2026 (in thousands):

Success Fees
Beginning fair value balance as of April 1, 2026	$1,582
Change in fair value of Success Fees	59
Ending fair value balance as of June 30, 2026	$1,641

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

Abeona Rett Agreement

On October 29, 2020, the Company entered into a license agreement (the “Abeona Rett Agreement”) with Abeona Therapeutics Inc. (“Abeona”) pursuant to which the Company obtained an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses under certain patents, know-how and materials originally developed by the University of North Carolina at Chapel Hill, the University of Edinburgh and Abeona to research, develop, manufacture, have manufactured, use, and commercialize licensed products for gene therapy and the use of related transgenes for Rett syndrome.

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

In March 2022, the Company’s clinical trial application, (“CTA”) filing for TSHA-102 for the treatment of Rett Syndrome was approved by Health Canada and therefore triggered a regulatory milestone payment in connection with this agreement. The Company recorded $1.0 million within research and development expenses and classified the payment as an investing cash outflow in the consolidated statements of cash flows. In May 2023, the Company dosed the first patient with TSHA-102 in the Phase 1/2 REVEAL trial evaluating the safety and preliminary efficacy of TSHA-102 in adult patients with Rett syndrome and therefore triggered a milestone payment in connection with the Abeona Rett Agreement. The Company recorded $3.5 million within research and development expenses in the consolidated statements of operations for the year ended December 31, 2023. In December 2025, the Company dosed the first patient with TSHA-102 in the Phase 1/2 Part B REVEAL pivotal trial and therefore triggered a milestone payment in connection with the Abeona Rett Agreement. The Company recorded $3.0 million within research and development expenses in the consolidated statements of operations for the year ended December 31, 2025. This milestone fee was paid in January 2026 and was recorded as an investing cash outflow in the condensed consolidated statement of cash flows for the six months ended June 30, 2026. No additional milestone payments were made or triggered in connection with this agreement during the six months ended June 30, 2026.

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

On September 16, 2020, the Company’s stockholders approved the 2020 Stock Incentive Plan (“New Plan”), which became effective upon the execution of the underwriting agreement in connection with the initial public offering (“IPO”). The number of shares of common stock reserved for issuance under the New Plan automatically increases on January 1 of each year, for a period of ten years, from January 1, 2021, continuing through January 1, 2030, by 5% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Company’s board of directors (the “New Plan Evergreen Provision”). Pursuant to this provision, on January 1, 2026, the Company increased the number of shares of common stock reserved for issuance under the New Plan by 14,252,582 shares.

Furthermore, on September 16, 2020, the Company’s stockholders approved the Employee Stock Purchase Plan (“ESPP”), which became effective upon the execution of the underwriting agreement in connection with the IPO. The maximum number of shares of common stock that may be issued under the ESPP will not exceed 362,000 shares of common stock, plus the number of shares of common stock that are automatically added on January 1st of each year for a period of up to ten years, commencing on the first January 1 following the IPO and ending on (and including) January 1, 2030, in an amount equal to the lesser of (i) one percent (1.0%) of the total number of shares of capital stock outstanding on December 31st of the preceding calendar year, and (ii) 724,000 shares of common stock. Pursuant to this provision, on January 1, 2026, the Company increased the number of shares of common stock reserved for issuance under the ESPP by 724,000. The Company has issued an aggregate of 436,932 shares of common stock under the ESPP as of June 30, 2026.

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

The number of shares available for grant under the Company’s incentive plans were as follows:

	New	Inducement
	Plan	Plan	Total
Available for grant net of reserve - January 1, 2026	(3,915,288)	3,142,050	(773,238)
Plan adjustments and amendments	14,252,582	—	14,252,582
Grants	(8,630,949)	(2,404,030)	(11,034,979)
Forfeitures	1,040,402	—	1,040,402
Available for grant - June 30, 2026	2,746,747	738,020	3,484,767

Stock Options

For the three months ended June 30, 2026, a total of 731,684 shares of common stock under the New Plan and the Inducement Plan were awarded with a weighted-average grant date fair value per share of $4.38. For the six months ended June 30, 2026, a total of 3,401,944 shares of common stock under the New Plan and the Inducement Plan were awarded with a weighted-average grant date fair value per share of $3.85. The stock options vest over one to four years and have a ten-year contractual term.

The following weighted-average assumptions were used to estimate the fair value of time-based vesting stock options that were granted during the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Risk-free interest rate	4.23%	4.03%	3.95%	4.33%
Expected dividend yield	—	—	—	—
Expected term (in years)	5.9	5.9	6.1	6.0
Expected volatility	89%	89%	90%	89%

The following table summarizes time-based vesting stock option activity during the six months ended June 30, 2026:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Stock	Exercise	Contractual	Value
	Options	Price	Life (in years)	(in thousands)
Outstanding at January 1, 2026	24,569,261	$2.90	8.3	$81,677
Options granted	3,401,944	5.04
Options exercised	(535,158)	2.02
Options cancelled or forfeited	(366,050)	2.95
Options expired	(70,000)	26.17
Outstanding at June 30, 2026	26,999,997	$3.12	8.0	$114,362
Options exercisable at June 30, 2026	12,705,882	$3.53	6.1	$56,576

The aggregate intrinsic value in the above table is calculated as the difference between the fair value of the Company’s common stock at the respective reporting date and the exercise price of the stock options. As of June 30, 2026, the total unrecognized compensation related to unvested time-based vesting stock option awards granted was $27.6 million, which the Company expects to recognize over a weighted-average period of approximately 2.8 years.

Performance Stock Options

In February 2023, the Company issued options to purchase 70,235 shares of common stock to employees under the New Plan that contain performance-based vesting conditions, subject to continued employment through each anniversary and achievement of the performance conditions. The grant date fair value of these awards was not material. During the six months ended June 30, 2026, 9,000 performance-based stock options were exercised. As of June 30, 2026, 48,281 of the shares subject to the performance-based options were vested and outstanding.

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

The Modified Options will vest over 3.0 years. The Company recognized stock-based compensation expense of less than $0.1 million and $0.1 million for the three and six months ended June 30, 2026, respectively, related to the Modified Options. As of June 30, 2026, the total unrecognized compensation expense related to the Modified Options was $0.1 million, which the Company expects to recognize over a weighted average period of approximately 0.5 years using the accelerated attribution method. During the six months ended June 30, 2026, 123,723 of the Modified Options were exercised and 12,402 were forfeited. As of June 30, 2026, 1,256,813 of the Modified Options were outstanding, of which 763,661 were vested.

Restricted Stock Units

For the three months ended June 30, 2026, the Company issued 1,288,040 RSUs to participants under the Inducement Plan. For the six months ended June 30, 2026, the Company issued 7,633,035 RSUs to participants under the New Plan and the Inducement Plan. The RSUs are subject to a service-based vesting condition. The service-based RSUs vest in equal annual installments over one to four years. The Company at any time may accelerate the vesting of the RSUs. Such shares are not accounted for as outstanding until they vest.

The Company adopted a mandatory sell-to-cover policy for tax withholdings on RSUs, in which shares with a market value equivalent to the tax withholding obligation are sold on behalf of the holder of the RSUs upon vesting and settlement to cover the tax withholding liability and the cash proceeds from such sales are remitted by the Company to taxing authorities.

The Company’s RSU activity for the six months ended June 30, 2026 was as follows:

		Weighted
		Average
		Grant Date
	Number	Fair Value
	of Shares	per Share
Nonvested at January 1, 2026	6,311,178	$1.78
Restricted units granted	7,633,035	4.98
Vested	(2,004,332)	1.88
Cancelled or forfeited	(441,950)	3.31
Nonvested at June 30, 2026	11,497,931	$3.85

As of June 30, 2026, the total unrecognized compensation cost related to the unvested RSU's was $39.2 million which is expected to be amortized on a straight-line basis over a weighted-average period of approximately 3.3 years.

Performance-based Restricted Stock Units

In August 2025, the Company issued 5,765,000 performance-based restricted stock units (“PSUs”) to employees under the New Plan that are eligible to vest upon the achievement of certain clinical and regulatory performance conditions. The grant date fair value of the PSUs was $17.3 million, which is expected to be recognized at a point in time when achievement of the underlying performance conditions is considered probable, using management’s best estimates, which consider the inherent risk and uncertainty regarding the future outcomes of the performance conditions. During the six months ended June 30, 2026, no compensation expense was recorded related to the PSUs as achievement of the performance conditions was not considered probable. During the six months ended June 30, 2026, 150,000 PSUs were forfeited. As of June 30, 2026, 5,615,000 of the PSUs were unvested and outstanding.

Employee Stock Purchase Plan

In February 2022, the Company’s board of directors authorized the first offering under the ESPP. Under the ESPP, eligible employees may purchase shares of Taysha common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods. An employee’s payroll deductions under the ESPP are limited to 15% of the employee’s compensation and employees may not purchase more than 1,800 shares of Taysha common stock during any offering period. During each of the three and six months ended June 30, 2026 and 2025, stock-based compensation expense related to the ESPP was not material.

The following table summarizes the total stock-based compensation expense for the stock options, ESPP and RSUs recorded in the condensed consolidated statements of operations for the three and six months ended June 30, 2026 and 2025 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Research and development expense	$2,928	$1,458	$5,789	$2,882
General and administrative expense	2,882	1,732	5,568	3,602
Total	$5,810	$3,190	$11,357	$6,484

Note 10—Warrants

Pre-Funded Warrants

Pre-Funded Warrants Issued in June 2026

On June 24, 2026, the Company entered into the June 2026 Underwriting Agreement with the Underwriters to issue and sell 32,500,001 shares of common stock, and, in lieu of common stock to certain investors, pre-funded warrants to purchase 833,333 shares of common stock (the “June 2026 Pre-Funded Warrants”) in the June 2026 Offering. The offering price to the public was $6.00 per share of common stock and $5.999 per June 2026 Pre-Funded Warrant, which was the price to the public of each share of common stock sold in the June 2026 Offering, minus the $0.001 exercise price per June 2026 Pre-Funded Warrant. The Underwriters agreed to purchase the shares and the June 2026 Pre-Funded Warrants from the Company pursuant to the June 2026 Underwriting Agreement at a price of $5.64 per share and $5.639 per June 2026 Pre-Funded Warrant, respectively. The closing of the June 2026 Offering occurred on June 26, 2026; no additional June 2026 Pre-Funded Warrants were sold upon the exercise of the Underwriters’ option in June 2026.

Pre-Funded Warrants Issued in May 2025

On May 28, 2025, the Company entered into an underwriting agreement (the “May 2025 Underwriting Agreement”) with Jefferies LLC, BofA Securities, Inc., Piper Sandler & Co. and Barclays Capital Inc. (the “May 2025 Underwriters”), to issue and sell 46,868,687 shares of common stock, and, in lieu of common stock to certain investors, pre-funded warrants to purchase 25,858,586 shares of common stock (the “May 2025 Pre-Funded Warrants”) in an underwritten public offering (the “May 2025 Offering”). The offering price to the public was $2.75 per share of common stock and $2.749 per May 2025 Pre-Funded Warrant, which was the price to the public of each share of common stock sold in the May 2025 Offering, minus the $0.001 exercise price per May 2025 Pre-Funded Warrant. The May 2025 Underwriters agreed to purchase the shares and the May 2025 Pre-Funded Warrants from the Company pursuant to the May 2025 Underwriting Agreement at a price of $2.585 per share and $2.584 per May 2025 Pre-Funded Warrant, respectively. The initial closing of the May 2025 Offering occurred on May 30, 2025; no additional May 2025 Pre-Funded Warrants were sold upon the exercise of the May 2025 Underwriters’ option in June 2025.

Pre-Funded Warrants Issued in June 2024

On June 26, 2024, the Company entered into an underwriting agreement (the “June 2024 Underwriting Agreement”) with Jefferies LLC and Goldman Sachs & Co. LLC, as representatives of the several underwriters set forth therein (the “June 2024 Underwriters”), to issue and sell 14,361,113 shares of common stock, and, in lieu of common stock to certain investors, pre-funded warrants to purchase 18,972,221 shares of common stock (the “June 2024 Pre-Funded Warrants”) in an underwritten public offering (the “June 2024 Offering”). The offering price to the public was $2.25 per share of common stock and $2.249 per June 2024 Pre-Funded Warrant, which was the price to the public of each share of common stock sold in the June 2024 Offering, minus the $0.001 exercise price per June 2024 Pre-Funded Warrant. The June 2024 Underwriters agreed to purchase the shares and the June 2024 Pre-Funded Warrants from the Company pursuant to the June 2024 Underwriting Agreement at a price of $2.115 per share and $2.114 per June 2024 Pre-Funded Warrant, respectively. The initial closing of the June 2024 Offering occurred on June 27, 2024; no additional June 2024 Pre-Funded Warrants were sold upon the exercise of the Underwriters’ option in July 2024.

Pre-Funded Warrants Issued in August 2023

On August 14, 2023, the Company entered into a Securities Purchase Agreement (the “August 2023 Purchase Agreement”) with certain institutional and other accredited investors (the “Purchasers”), pursuant to which the Company agreed to sell and issue to the Purchasers in a private placement transaction (the “August 2023 Private Placement”) (i) 122,412,376 shares (the “PIPE Shares”) of the Company’s common stock, and (ii) with respect to certain Purchasers, pre-funded warrants to purchase 44,250,978 shares of the Company’s common stock (the “2023 Pre-Funded Warrants”) in lieu of shares of the Company’s common stock. The purchase price per share of common stock was $0.90 per share (the “PIPE Purchase Price”), and the purchase price for the 2023 Pre-Funded Warrants was the PIPE Purchase Price minus $0.001 per 2023 Pre-Funded Warrant. The closing of the August 2023 Private Placement occurred on August 16, 2023 (the "PIPE Closing"). The total gross proceeds to the Company at the PIPE Closing were $150.0 million, and after deducting placement agent commissions and offering expenses payable by the Company, net proceeds were $140.3 million.

In April 2025, 9,615,000 of the 2023 Pre-Funded Warrants were exercised on a cashless basis in exchange for 9,607,145 shares of common stock.

Each series of pre-funded warrants described above has an initial exercise price per share of $0.001, subject to certain adjustments. The pre-funded warrants do not expire and may be exercised at any time until exercised in full, except that a holder will not be entitled to exercise any portion of any pre-funded warrant if, upon giving effect to such exercise, (i) the aggregate number of shares of the Company’s common stock beneficially owned by the holder (together with its affiliates) would exceed 4.99% or 9.99%, as applicable, of the number of shares of the Company’s common stock outstanding immediately prior to or after giving effect to the exercise, or (ii) the combined voting power of the Company’s securities beneficially owned by the holder (together with its affiliates) would exceed 4.99% or 9.99%, as applicable, of the combined voting power of all of the Company’s securities then outstanding, as such percentage ownership is determined in accordance with the terms of the applicable pre-funded warrants. A holder may increase or decrease such percentage to another percentage not in excess of 19.99% upon at least 61 days’ prior notice to the Company.

The Company concluded that each series of pre-funded warrants meets the criteria for equity classification at issuance and was recorded as a component of stockholders’ equity within additional paid-in capital. The pre-funded warrants are equity classified because they (i) are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, (ii) are immediately exercisable, (iii) do not embody an obligation for the Company to repurchase its shares, (iv) permit the holders to receive a fixed number of shares of common stock upon exercise, (v) are indexed to the Company’s common stock and (vi) meet the equity classification criteria. In addition, such pre-funded warrants do not provide any guarantee of value or return.

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

In December 2025, all 316,667 of the SSI Warrants were exercised and the Company received proceeds of $0.2 million. After the SSI Warrants were exercised, the Company reclassified the warrant liability to additional paid-in capital as a component of stockholders’ equity. There were no outstanding liability classified warrants as of June 30, 2026 and December 31, 2025.

Note 11—Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Since the Company had a net loss in all periods presented, basic and diluted net loss per common share are the same.

In accordance with ASC 260, Earnings Per Share, shares issuable for little to no cash consideration should be included in the number of outstanding shares used to calculate basic loss per share as long as all conditions necessary for exercise are met. The 2023 Pre-Funded Warrants, the June 2024 Pre-Funded Warrants, the May 2025 Pre-Funded Warrants and the June 2026 Pre-Funded Warrants are therefore included as outstanding shares as of June 30, 2026 and 2025 to calculate the weighted average number of shares outstanding to calculate basic loss per share.

The following table represents the calculation of basic and diluted net loss per common share for the three and six months ended June 30, 2026 and 2025, respectively (in thousands, except share and per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(46,639)	$(26,882)	$(89,049)	$(48,411)
Weighted-average shares of common stock outstanding used to compute net loss per common share, basic and diluted	369,044,040	297,988,978	367,845,094	283,726,888
Net loss per common share, basic and diluted	$(0.13)	$(0.09)	$(0.24)	$(0.17)

The following common stock equivalents outstanding as of June 30, 2026 and 2025, respectively, were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti‑dilutive:

	June 30, 2026	June 30, 2025
Unvested RSUs	11,497,931	6,271,178
Stock options	27,811,938	25,248,452
SSI Warrants	—	316,667
Total	39,309,869	31,836,297

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

As of June 30, 2026, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2025.

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

In connection with an investigation captioned In the Matter of Taysha Gene Therapies, Inc. (D-04192), Taysha and certain of its officers and directors received subpoenas in late 2024 from the United States Securities and Exchange Commission (“SEC”) for materials relating to Taysha’s August 2023 PIPE and certain public offerings. Production of materials in response to the subpoenas was completed in April 2025. The SEC investigation was neither a determination that the Company or any individuals had violated any law nor a charge of any wrongdoing. In June 2026, the SEC notified the Company and each of the named officers and directors that it was terminating the investigation and did not intend to recommend any enforcement actions.

Commitments

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its directors, officers, employees, licensors, suppliers and service providers. The Company’s maximum exposure under these arrangements is unknown at June 30, 2026. The Company does not anticipate recognizing any significant losses relating to these arrangements.

Note 14 – Retirement Plan

In July 2021, the Company adopted a 401(k) retirement savings plan that provides retirement benefits to all full-time employees. Eligible employees may contribute a percentage of their annual compensation, subject to Internal Revenue Service limitations. The Company contributed $0.1 million to the 401(k) retirement savings plan for the three months ended June 30, 2026 and 2025. The Company contributed $0.4 million and $0.3 million to the 401(k) retirement savings plan for the six months ended June 30, 2026 and 2025, respectively.

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

The following table presents significant segment expenses for the three and six months ended June 30, 2026 and 2025 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$—	$1,986	$—	$4,288
Less:
Research and development program expense
Program expense	21,871	8,373	40,328	12,371
Consultants and contractors expense	5,351	3,263	9,246	6,472
Compensation expense	16,377	10,850	31,767	22,120
Other segment expense(a)	3,040	6,382	7,708	11,736
Consolidated net loss	$(46,639)	$(26,882)	$(89,049)	$(48,411)

(a) Other segment expense included in consolidated net loss includes interest income, depreciation, insurance, travel, software and subscription services, legal, professional and consulting expense, commercial readiness expense, rent and facilities expense, other general and administrative expense, net gain on lease termination, change in fair value of term loan, change in fair value of warrant liability and other expense.

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

The REVEAL Phase 1/2 Adolescent and Adult Trial, also known as Part A, is a first-in-human, open-label, randomized, dose-escalation and dose-expansion study evaluating the safety and preliminary efficacy of TSHA-102 as a single lumbar intrathecal administration in adolescent and adult females aged 12 years and older with Rett syndrome due to MECP2 loss-of-function mutation. The trial is taking place in Canada and the United States. A total of six patients aged 15 to 21 years were treated with TSHA-102 in this study, and enrollment for this trial is complete. Part A also includes the REVEAL Phase 1/2 Pediatric Trial, which is a first-in-human, open-label, randomized, dose-escalation and dose-expansion study evaluating the safety and preliminary efficacy of TSHA-102 as a single lumbar intrathecal administration in pediatric females aged 5 to 8 years with Rett syndrome due to MECP2 loss-of-function mutation. The trial is taking place in the United States and Canada. A total of six patients aged 6 to 8 years were treated with TSHA-102 in this study, and enrollment for this trial is also complete.

We have completed dosing of the 12 patients aged 6 to 21 years in Part A of both REVEAL trials, which includes eight patients in cohort two (high dose, 1x1015 total vg) and four patients in cohort one (low dose, 5.7x1014 total vg).

Longer-Term Results from Part A of REVEAL Trials as of May 2026 Data Cutoff

Developmental milestones are defined as a functional gain of one or more of the 28 milestones defined in the natural history study. This is the primary evidence of efficacy that will support our planned BLA submission and the FDA’s review of efficacy in the REVEAL pivotal trial. In REVEAL Part A, developmental milestones were assessed by multiple independent raters through video-evidenced evaluation.

The 12 patients treated in REVEAL Part A ranged from 6 to 21 years of age at dosing, with post-treatment follow-up spanning 12 to 30 months. We enrolled patients across a broad spectrum of disease severity, as assessed by the Clinical Global Impression-Severity, or CGI-S, scale, a 7-point, clinician-rated assessment of illness severity ranging from 1 (normal/not at all ill) to 7 (among the most extremely ill). Baseline scores ranged from 4 to 6, reflecting moderately to severely ill patients.

As of the May 2026 data cutoff, 100% of the 12 patients in REVEAL Part A gained or regained ≥ one developmental milestone across the core functional domains of fine motor, gross motor and communication post-treatment with TSHA-102. These results were seen despite the broad range in age and disease severity, as depicted below:

Based on May 2026 data cutoff (N=12). Developmental milestone gains and regains were assessed by multiple independent central raters through video evidence.

A total of 31 developmental milestones were achieved across the 12 patients post-treatment, spanning the core functional domains of Rett syndrome of communication, fine motor, and gross motor function. These achievements represent the breadth of response demonstrated and reflect meaningful improvements in daily living that are important to caregivers, families, and clinicians. The milestones achieved are depicted below:

Based on May 2026 data cutoff (N=12). Developmental milestone gains and regains were assessed by multiple independent central raters through video evidence.

Many patients achieved milestones as early as 3 months post-TSHA-102. These gains were persistent, and patients continued to accumulate additional milestones over time across all three core disease domains. The total number of developmental milestones achieved across the patients increased from 16 at 6 months to 27 at 12 months, representing a 69% increase, and to 31 at ≥12 months, representing a 94% increase. The majority of patients achieved multiple developmental milestones, with 75% of high-dose patients achieving two developmental milestones or more post-TSHA-102.

Based on May 2026 data cutoff (N=12). Developmental milestone gain and regains were assessed by multiple independent central rates though video evidence.

*N=7 patients with data >12 months post TSHA-102 and N=5 patients with 12-month data.

We also observed clinically meaningful skill gains and improvements in core disease characteristics beyond the 28 natural history-defined developmental milestones, which were assessed through rigorous video-evidenced evaluation and validated scales.

Together, the developmental milestones and additional skills and improvements reflect the totality of functional gains seen post-TSHA-102 that impact activities of daily living. At ≥12 months post-TSHA-102, a total of 310 functional gains were observed, translating to an average of 26 per patient. We believe these durable, multi-domain functional gains that accumulated over time reflect the broad functional impact of TSHA-102.

A summary of the total functional gains seen post-TSHA-102 is depicted in the chart below:

Based on May 2026 data cutoff (N=12).

1Gain/regain of ≥1 of the 28 natural history-defined developmental milestones from the REVEAL pivotal trial primary endpoint.

2Skill gains/improvements derived from MSEL-A, R-MBA and ORCA: N=8 patients with ORCA data, N=7 with MSEL-A data, and N=12 with R-MBA data.

*N=7 patients with data >12 months post-TSHA-102, N=5 patients with 12-month data.

Improvements were also observed across multiple clinician-assessed outcome measures, including Revised Motor Behavior Assessment, or R-MBA, Clinician Global Impression – Improvement, or CGI-I, and CGI-S, all of which corroborated the functional gains demonstrated post-TSHA-102.

R-MBA demonstrated a consistent and robust treatment effect across all 12 patients at both 6- and 12-months post-TSHA-102. Mean change from baseline showed statistically significant improvement at both time points compared to natural history data, as depicted in the graph below, which suggests a reversal of the expected disease trajectory. The treatment effect demonstrated greater statistical separation from natural history at 12 months than at 6 months, as reflected by a lower p-value. Beyond 12 months, the treatment effect continued to increase, with a clear dose-dependent separation. At ≥18 months, high-dose patients achieved a mean improvement of 15.7 points compared to 7.8 points in the low-dose cohort. We believe these results support the therapeutic potential of TSHA-102.

Based on May 2026 data cutoff (N=12 at 6 and 12 months, N=7 at ≥18 months post-TSHA-102). Statistical analyses are based on May 2026 data cutoff (N=12).

1R-MBA assessed in Rett syndrome NHS at ~6 and ~12 months; MBA natural history data converted to R-MBA; mean scores reported were calculated from baseline to 6 and 12 months: Accessed from International Rett Syndrome Foundation (IRSF). ClinicalTrials.gov: NCT02738281: a prospective cohort of individuals with a pathologic mutation in the MECP2 gene, commonly associated with RTT.

TSHA-102 drove early, sustained global improvement in CGI-I, with dose-dependent effects that deepened overtime, as summarized in the table below. 100% of the patients demonstrated an improved CGI-I score of 3 or less at multiple post-treatment assessments. Mean CGI-I scores in the high dose cohort were less than 3 at all assessments and improved overtime, reaching 1.7 in the high-dose cohort at 18 months post-treatment.

Based on May 2026 data cutoff (N=12). CGI-I average scores based on latest assessment for each patient.

TSHA-102 demonstrated robust, clinically meaningful responses at both 6 and at 12 months and beyond across multiple key outcome measures. Importantly, we observed an 83% response rate at 6 months and a 100% response rate at 12 months, exceeding the FDA-aligned minimum threshold for the pivotal trial (33% response rate), which further bolsters our confidence in our pivotal trial 6-month interim analysis, in addition to total functional gains observed, R-MBA, CGI-I, and CGI-S data all demonstrating significant and consistent response at 6 months, 12 months and beyond. Further, the FDA has agreed that our clinical and final commercial manufacturing processes are considered comparable, which enables us to include REVEAL Part A data in our BLA to support the totality of evidence. We believe this alignment further supports the possibility of a BLA submission based on the pivotal trial interim analysis. The responses for both the high and low dose cohorts of Part A are summarized below:

Based on May 2026 data cutoff (N=12).

1R-MBA mean score change post-TSHA-102 is relative to baseline; lower score=improvement from baseline.

2CGI-S=Clinical Global Impression-Severity: a clinician-assessed scale ranging from 1 to 7, assessing severity of illness.

As of August 2026, TSHA-102 was generally well tolerated with no severe treatment-related serious adverse events, or SAEs, or dose limiting toxicities, or DLTs, in all patients treated in the REVEAL Phase 1/2, pivotal and ASPIRE trials (n=33). In July 2026, one patient in the REVEAL pivotal trial experienced a single, moderate Grade 2 treatment-related event of peripheral sensory neuropathy, an expected AAV-associated risk, approximately six weeks post-TSHA-102. In accordance with the treating institution’s protocol, the patient was admitted overnight for management and observation, thus, resulting in the technical classification of the Grade 2 event as an SAE. The patient was discharged the following day, and importantly, rapidly demonstrated substantial recovery.

REVEAL Pivotal Trial

The TSHA-102 clinical development program is designed to support the potential future approval of TSHA-102 for a broad population of patients aged 2 years and older with Rett syndrome through an efficient and rigorously designed pathway. In close collaboration with the United States Food and Drug Administration, or FDA, we designed the TSHA-102 pivotal program so that efficacy data from the REVEAL pivotal trial in patients aged 6 to <22 years who have reached developmental plateau can be used to represent patients aged 2 to <6 years, while safety data in younger children are generated through the separate ASPIRE trial to support the potential for a broad label for TSHA-102.

The REVEAL pivotal trial, also known as Part B, is a single-arm, open-label study evaluating the efficacy and safety of high dose TSHA-102 as a single lumbar intrathecal administration in females aged 6 to <22 years with Rett syndrome due to MECP2 loss-of-function mutation, with each patient serving as their own control. The trial is taking place in the United States. The study enrolled females in the developmental plateau population of Rett syndrome; these patients have an exceedingly low likelihood (0% to <6.7%) of gaining new or regaining developmental milestones that were lost after a defined number of years, based on our analysis of the National Institutes of Health, or NIH, -funded International Rett Syndrome Foundation’s natural history study data. The primary endpoint will assess response rate, defined as the percentage of patients who gain or regain at least one developmental milestone from a list of 28 natural-history defined milestones across the core functional domains of communication, fine motor and gross motor, following administration of TSHA-102. The response rate of 33% is the minimum threshold for success sufficient to reject the natural history established null hypothesis of 6.7%.

We have completed dosing of the 17 patients aged 6 to <22 years in the overenrolled REVEAL pivotal trial, and enrollment for this trial is complete with a well-balanced age distribution across all pediatric, adolescent and adult patients dosed.

Standardized milestone assessments will be administered and captured on video at pre- and post-treatment timepoints, with determination of milestone gain/regain upon video-evidence review by independent, blinded central raters based on prespecified definitions of achievement for each milestone. The interim analysis to support the planned and FDA-aligned BLA submission is expected to occur after all 17 patients complete six months of post-treatment follow-up. Subsequently, we plan to discuss data from the 6-month interim analysis and next steps toward the BLA submission pathway with the FDA, with topline data and regulatory feedback anticipated in the first half of 2027.

We also obtained written alignment from the FDA on an extrapolation approach in a separate safety-focused study, which we refer to as the ASPIRE trial, and the data for inclusion in the planned BLA submission to enable potential broad labeling of TSHA-102 for patients aged ≥2 years with Rett syndrome. We have completed dosing of four patients aged 2 to <4 years with Rett syndrome in the overenrolled ASPIRE trial to evaluate the safety and preliminary efficacy of a single intrathecal administration of high dose TSHA-102 (1x1015 total vg), scaled to account for the lower brain volume in 2 to <4-year-olds. A minimum of three months of ASPIRE safety data will be included in the planned BLA submission, while efficacy in the 2 to <6-year-old population will be extrapolated from data collected in the REVEAL pivotal trial.

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

We have expanded our strategic manufacturing partnership with Catalent, Inc., or Catalent, for commercial supply of TSHA-102. We executed a commercial supply agreement for Catalent to manufacture TSHA-102. Under the terms of this expanded agreement, Catalent will be our primary commercial manufacturing partner for TSHA-102. Catalent will provide Good Manufacturing Practices, or GMP, manufacturing and commercial supply of TSHA-102 at its FDA-licensed commercial gene therapy facility in Harmans, Maryland following potential FDA approval. The agreement establishes a long-term commercial supply framework intended to support commercial launch and future demand. Catalent will leverage its experience across more than 90 gene therapy programs, including multiple commercial products at this facility.

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

We have a limited operating history. Since our inception, our operations have focused on organizing and staffing our company, business planning, raising capital and entering into collaboration agreements for conducting preclinical and clinical development activities for our product candidates. Our lead product candidate is still in the clinical stage. We do not have any product candidates approved for sale and have not generated any revenue from product sales. Through June 30, 2026, we have funded our operations primarily through: (i) the sale of equity, raising an aggregate of $1,191.0 million of gross proceeds from our IPO and subsequent public and private offerings of common stock; (ii) pre-IPO private placements of our convertible preferred stock; (iii) our 2023 Trinity Term Loan Agreement (as defined below) and subsequently the 2025 Trinity Term Loan Agreement (as defined below); and (iv) the option agreement dated October 21, 2022, with Audentes Therapeutics, Inc. (d/b/a Astellas Gene Therapy) and the securities purchase agreement dated October 21, 22 with Astellas, or the Astellas Transactions.

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

Since our inception, we have incurred significant operating losses. Our net losses were $89.0 million for the six months ended June 30, 2026. As of June 30, 2026, we had an accumulated deficit of $800.3 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

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

In March 2022, our clinical trial application filing for TSHA-102 for the treatment of Rett Syndrome was approved by Health Canada and therefore triggered a regulatory milestone payment in connection with the Abeona Rett Agreement. We recorded a $1.0 million charge within research and development expenses in the consolidated statements of operations for the year ended December 31, 2022. In May 2023, we dosed the first patient with TSHA-102 in the Phase 1/2 REVEAL trial evaluating the safety and preliminary efficacy of TSHA-102 in adult patients with Rett syndrome and therefore triggered a milestone payment of $3.5 million in connection with the Abeona Rett Agreement. In December 2025, we dosed the first patient with TSHA-102 in the Phase 1/2 Part B REVEAL pivotal trial and therefore triggered a milestone payment of $3 million in connection with this agreement. This pivotal milestone fee was paid in January 2026. We recorded $3.0 million as an investing cash outflow in our condensed consolidated statement of cash flows for the six months ended June 30, 2026. No other milestone payments were made or triggered in connection with this agreement during the six months ended June 30, 2026.

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

Components of Results of Operations

Revenue

Revenue for the six months ended June 30, 2025 was derived from the Astellas Transactions. We recognized revenue as research and development activities related to our Rett program were performed. Revenue related to the material rights associated with the Rett Option and the GAN Option were recognized at a point in time when the option was exercised or the option period expired. In September 2023, Astellas elected not to exercise the GAN Option, therefore we recognized revenue related to the GAN Option during the year ended December 31, 2023. In October 2025, Astellas elected not to exercise the Rett Option, therefore we recognized revenue related to the Rett Option during the year ended December 31, 2025. All revenue related to the Astellas Transactions was recognized as of December 31, 2025.

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

Results of Operations

Results of Operations for the Three Months ended June 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended June 30, 2026 and 2025 (in thousands):

	For the Three Months Ended June 30,
	2026	2025
Revenue	$—	$1,986
Operating expenses:
Research and development	38,636	20,141
General and administrative	12,146	8,598
Net gain on lease termination	(3,433)	—
Total operating expenses	47,349	28,739
Loss from operations	(47,349)	(26,753)
Other income (expense):
Change in fair value of warrant liability	—	(273)
Change in fair value of term loan	(1,521)	(1,461)
Interest income	2,325	1,859
Interest expense	(6)	(17)
Other expense	(88)	(237)
Total other income (expense), net	710	(129)
Net loss	$(46,639)	$(26,882)

Revenue

Revenue was zero for the three months ended June 30, 2026, compared to $2.0 million for the three months ended June 30, 2025. The revenue recorded for the three months ended June 30, 2025, was derived entirely from the Astellas Transactions as a result of Rett research and development activities performed during the period.

Research and Development Expenses

Research and development expenses were $38.6 million for the three months ended June 30, 2026, compared to $20.1 million for the three months ended June 30, 2025. The $18.5 million increase was primarily driven by BLA-enabling PPQ manufacturing initiatives performed during the three months ended June 30, 2026 and higher clinical expenses from the REVEAL Part A Phase 1/2, REVEAL Part B pivotal, and ASPIRE trials. Compensation expenses, including non-cash stock-based compensation, also increased as a result of additional research and development headcount.

General and Administrative Expenses

General and administrative expenses were $12.1 million for the three months ended June 30, 2026, compared to $8.6 million for the three months ended June 30, 2025. The increase of $3.5 million was primarily due to higher compensation expenses, including non-cash stock-based compensation expense, and increases in consulting and professional fees, including commercial launch-readiness initiatives.

Net Gain on Lease Termination

Net gain on lease termination was $3.4 million for the three months ended June 30, 2026 due to the termination of the lease of our manufacturing facility in North Carolina. The net gain is comprised of a $8.7 million gain on lease termination related to the derecognition of the operating lease right-of use asset and corresponding lease liability, offset partially by both a loss on asset disposal of $4.0 million related to construction in progress leasehold improvements and third party broker commission of $1.3 million.

Other Income (Expense)

Change in fair value of warrant liability

Change in fair value of warrant liability was a non-cash loss totaling $0.3 million for the three months ended June 30, 2025 related to the SSI Warrants. In December 2025, all vested and outstanding liability classified warrants were exercised, therefore the change in fair value of warrant liability was zero for the three months ended June 30, 2026.

Change in fair value of term loan

We elected the fair value option for the 2025 Trinity Term Loan and changes to fair value, other than changes that were directly attributed to instrument-specific credit risk, were recorded as a component of other income (expense). The change in fair value was $1.5 million of expense for each of the three months ended June 30, 2026 and 2025.

Interest Income

Interest income was $2.3 million for the three months ended June 30, 2026 compared to $1.9 million for the three months ended June 30, 2025. The increase in income was attributable to higher dividends earned from our money market fund.

Interest expense

Interest expense was less than $0.1 million for each of the three months ended June 30, 2026 and 2025. No interest expense was recorded on the term loans for the three months ended June 30, 2026 and 2025 due to the election of the fair value option.

Results of Operations for the Six Months ended June 30, 2026 and 2025

The following table summarizes our results of operations for the six months ended June 30, 2026 and 2025 (in thousands):

	For the six months ended June 30,
	2026	2025
Revenue	$—	$4,288
Operating expenses:
Research and development	72,445	35,706
General and administrative	21,823	16,756
Net gain on lease termination	(3,433)	—
Total operating expenses	90,835	52,462
Loss from operations	(90,835)	(48,174)
Other income (expense):
Change in fair value of warrant liability	—	(171)
Change in fair value of term loan	(2,991)	(2,991)
Interest income	4,911	3,185
Interest expense	(15)	(36)
Other income (expense)	(119)	(224)
Total other income (loss), net	1,786	(237)
Net loss	$(89,049)	$(48,411)

Revenue

Revenue was zero for the six months ended June 30, 2026, compared to $4.3 million for the six months ended June 30, 2025. The revenue recorded for the six months ended June 30, 2025, was derived entirely from the Astellas Transactions as a result of Rett research and development activities performed during the period.

Research and Development Expenses

Research and development expenses were $72.4 million for the six months ended June 30, 2026, compared to $35.7 million for the six months ended June 30, 2025. The $36.7 million increase was primarily driven by BLA-enabling PPQ manufacturing initiatives performed during the six months ended June 30, 2026 and higher clinical expenses from the REVEAL Part A Phase 1/2, REVEAL Part B pivotal, and ASPIRE trials. Compensation expenses, including non-cash stock-based compensation, also increased as a result of additional research and development headcount.

General and Administrative Expenses

General and administrative expenses were $21.8 million for the six months ended June 30, 2026, compared to $16.8 million for the six months ended June 30, 2025. The increase of $5.0 million was primarily due to higher compensation expenses, including non-cash stock-based compensation expense, and increases in consulting and professional fees, including commercial launch-readiness initiatives.

Net Gain on Lease Termination

Net gain on lease termination was $3.4 million for the six months ended June 30, 2026 due to the termination of the lease of our manufacturing facility in North Carolina. The net gain is comprised of a $8.7 million gain on lease termination related to the derecognition of the operating lease right-of use asset and corresponding lease liability, offset partially by both a loss on asset disposal of $4.0 million related to construction in progress leasehold improvements and third-party broker commissions of $1.3 million.

Other Income (Expense)

Change in fair value of warrant liability

Change in fair value of warrant liability was a non-cash loss totaling $0.2 million for the six months ended June 30, 2025 related to the SSI Warrants. In December 2025, all vested and outstanding liability classified warrants were exercised, therefore the change in fair value of warrant liability was zero for the six months ended June 30, 2026.

Change in fair value of term loan

We elected the fair value option for the 2025 Trinity Term Loan and changes to fair value, other than changes that were directly attributed to instrument-specific credit risk, were recorded as a component of other income (expense). The change in fair value was $3.0 million of expense for each of the six months ended June 30, 2026 and 2025.

Interest Income

Interest income was $4.9 million for the six months ended June 30, 2026 compared to $3.2 million for the six months ended June 30, 2025. The increase in income was attributable to higher dividends earned from our money market fund.

Interest expense

Interest expense was less than $0.1 million for each of the six months ended June 30, 2026 and 2025. No interest expense was recorded on the term loans for the six months ended June 30, 2026 and 2025 due to the election of the fair value option.

Liquidity and Capital Resources

Overview

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses. As of June 30, 2026, we had cash and cash equivalents of $455.4 million. We have funded our operations primarily through equity financings, raising an aggregate of $1.19 billion in gross proceeds from equity financings, including from pre-IPO private placements of convertible preferred stock, our IPO, and subsequent sales of common stock in public and private securities offerings, proceeds from a warrant exercise, our term loans and the Astellas Transactions.

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

In April 2023, we entered into a securities purchase agreement, or the SSI Securities Purchase Agreement, with two affiliates of SSI Strategy Holdings LLC, or SSI, named therein, or the SSI Investors, pursuant to which we issued and sold to the SSI Investors in a private placement, or the SSI Private Placement, 705,218 shares of our common stock, or the SSI Shares, and warrants, or the SSI Warrants, to purchase an aggregate of 525,000 shares of our common stock, or the Warrant Shares. SSI provides certain consulting services to us. Each SSI Warrant has an exercise price of $0.7090 per Warrant Share. The SSI Warrants issued in the SSI Private Placement provide that the holder of the SSI Warrants will not have the right to exercise any portion of its SSI Warrants until the achievement of certain clinical and regulatory milestones related to our clinical programs. Gross proceeds of the SSI Private Placement were $0.5 million. During the year ended December 31, 2025, SSI exercised all 316,667 vested and outstanding Warrant Shares. We received proceeds of $0.2 million upon exercise. There are no outstanding SSI Warrants as of June 30, 2026.

In May 2025, we issued and sold 46,868,687 shares of our common stock and pre-funded warrants to purchase 25,858,586 shares of our common stock in an underwritten offering (the “May 2025 Offering”) at a price to the public of $2.75 per share of common stock and $2.749 per pre-funded warrant, the price to the public per share of common stock minus the $0.001 exercise price per pre-funded warrant. The underwriters purchased the shares and pre-funded warrants from us at a price of $2.585 per share and $2.584 per pre-funded warrant, respectively. The initial closing of the May 2025 Offering occurred on May 30, 2025. In addition, we granted the underwriters an option to purchase, for a period of 30 days, up to an additional 10,909,090 shares of our common stock, which the underwriters exercised in full on June 6, 2025. The total net proceeds received from the May 2025 Offering were $215.6 million after deducting underwriting discounts, commissions and other offering expenses payable by us.

On June 24, 2026, we entered into an underwriting agreement, or the June 2026 Underwriting Agreement, with Jefferies LLC and Goldman Sachs & Co., LLC, as representatives of the several underwriters set forth therein, or collectively, the Underwriters, to issue and sell 32,500,001 shares of our common stock and, in lieu of common stock to certain investors, pre-funded warrants to purchase 833,333 shares of its common stock in an underwritten public offering. or the June 2026 Offering, pursuant to an effective shelf registration statement on Form S-3 and a related prospectus and prospectus supplement. The offering price to the public was $6.00 per share of common stock and $5.999 per pre-funded warrant, which was the price to the public of each share of common stock sold in the June 2026 Offering minus the $0.001 exercise price per pre-funded warrant. The Underwriters purchased the shares and the pre-funded warrants from us pursuant to the June 2026 Underwriting Agreement at a price of $5.64 per share and $5.639 per pre-funded warrant, respectively. The closing of the June 2026 Offering occurred on June 26, 2026. In addition, we granted the Underwriters an option to purchase, for a period of 30 days, up to an additional 5,000,000 shares of common stock, which the Underwriters exercised in full on June 26, 2026. The total net proceeds from the June 2026 Offering were approximately $215.6 million, including the proceeds from the Underwriter’s option, after deducting underwriting discounts and commissions and offering expenses payable by us.

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

As of June 30, 2026, our material cash requirements consisted of $9.8 million in total lease payments under our noncancelable leases for equipment, laboratory space and office space. These leases are described in further detail in Note 5 to our unaudited condensed consolidated financial statements located in “Part I – Financial Information, Item 1. Financial Statements” in this Quarterly Report on Form 10-Q. Our most significant purchase commitments consist of approximately $39.3 million in cancellable purchase obligations to manufacturing vendors, CROs and other clinical trial vendors.

We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital requirements into the second half of 2028. We will require additional capital to fund the research and development of our product candidates, to fund our manufacturing activities, to fund precommercial activities of our programs and for working capital and general corporate purposes. The assessment of our ability to meet our future obligations is inherently judgmental, subjective and susceptible to change.

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

Cash Flows

The following table shows a summary of our cash flows for the six months ended June 30, 2026 and 2025 (in thousands):

	For the Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(81,303)	$(42,202)
Net cash used in investing activities	(3,023)	(309)
Net cash provided by financing activities	217,366	216,236
Net change in cash, cash equivalents and restricted cash	$133,040	$173,725

Operating Activities

For the six months ended June 30, 2026, our net cash used in operating activities of $81.3 million primarily consisted of a net loss of $89.0 million, primarily attributable to our spending on research and development expenses. The net loss of $89.0 million was partially offset by adjustments for non-cash items of $7.6 million. Non-cash adjustments are comprised of stock-based compensation expense of $11.4 million and other non-cash items of $1.4 million, net, partially offset by non-cash net gain on lease termination of $5.1 million. Additional cash provided by operating assets and liabilities of $0.1 million was primarily attributable to increases in accounts payable and partially offset by decreases in accrued expenses and other liabilities and increases in prepaid expenses.

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

Investing Activities

During the six months ended June 30, 2026, investing activities used $3.0 million of cash primarily attributable to the regulatory milestone payment of $3.0 million paid to Abeona pursuant to the Abeona Rett Agreement. This milestone payment related to the first patient dosed with TSHA-102 in the Phase 1/2 Part B REVEAL pivotal trial that occurred in 2025 and was paid in 2026.

During the six months ended June 30, 2025, investing activities used $0.3 million of cash primarily attributable to the purchase of lab equipment and computer equipment.

Financing Activities

During the six months ended June 30, 2026, financing activities provided $217.4 million of cash, which is primarily attributable to the closing of the June 2026 Offering and proceeds from common stock issuances upon the exercise of stock options and the Employee Stock Purchase Plan, or ESPP.

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

Smaller Reporting Company Status

We are eligible to use the requirements of a “smaller reporting company,” as defined in the Securities Exchange Act of 1934, as amended, or the Exchange Act. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as (i) the market value of our shares held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our shares held by non-affiliates is less than $700 million. Specifically, as a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act ), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

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

In connection with an investigation captioned In the Matter of Taysha Gene Therapies, Inc. (D-04192), Taysha and certain of its officers and directors received subpoenas in late 2024 from the United States Securities and Exchange Commission, or the SEC, for materials relating to Taysha’s August 2023 Private Placement and certain public offerings. Production of materials in response to the subpoenas was completed in April 2025. The SEC investigation was neither a determination that the Company or any individuals had violated any law nor a charge of any wrongdoing. In June 2026, the SEC notified us and each of the named officers and directors that it was terminating the investigation and did not intend to recommend any enforcement actions.

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

None.

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

4.1

Form of Pre-Funded Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-39536), filed with the Securities and Exchange Commission on June 26, 2026).

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

Taysha Gene Therapies, Inc.

Date: August 11, 2026	By:	/s/ Sean Nolan
Sean Nolan
Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2026	By:	/s/ Kamran Alam
Kamran Alam
Chief Financial Officer (Principal Financial and Accounting Officer)