Form 10-Q
period 2026-09-30
Taysha Gene Therapies, Inc.
filed 2026-11-12
CIK 1806310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 12, 2026, the registrant had 326,045,530 shares of common stock, $0.00001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Taysha Gene Therapies, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$422,834	$319,767
Restricted cash	—	449
Prepaid expenses and other current assets	3,221	4,431
Total current assets	426,055	324,647
Restricted cash	165	2,315
Property, plant and equipment, net	2,526	6,736
Operating lease right-of-use assets	6,236	9,439
Other non-current assets	48	183
Total assets	$435,030	$343,320
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,592	$6,275
Accrued expenses and other current liabilities	17,358	20,277
Total current liabilities	22,950	26,552
Term loan, net	47,331	50,106
Operating lease liability, net of current portion	6,104	18,172
Other non-current liabilities	1,673	1,552
Total liabilities	78,058	96,382
Commitments and contingencies - Note 13
Stockholders' equity
Preferred stock, $0.00001 par value per share; 10,000,000 shares authorized and no shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock, $0.00001 par value per share; 700,000,000 shares authorized and 325,883,880 and 285,051,648 issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	3	3
Additional paid-in capital	1,194,098	958,427
Accumulated other comprehensive income (loss)	2,348	(192)
Accumulated deficit	(839,477)	(711,300)
Total stockholders’ equity	356,972	246,938
Total liabilities and stockholders' equity	$435,030	$343,320

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Taysha Gene Therapies, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Revenue	$—	$—	$—	$4,288
Operating expenses:
Research and development	28,766	25,745	101,211	61,451
General and administrative	13,106	8,279	34,929	25,035
Net gain on lease termination	—	—	(3,433)	—
Total operating expenses	41,872	34,024	132,707	86,486
Loss from operations	(41,872)	(34,024)	(132,707)	(82,198)
Other income (expense):
Change in fair value of warrant liability	—	(292)	—	(463)
Change in fair value of term loan	(1,087)	(1,534)	(4,078)	(4,525)
Interest income	3,903	3,169	8,814	6,354
Interest expense	(4)	(15)	(19)	(51)
Other expense	(68)	(37)	(187)	(261)
Total other income, net	2,744	1,291	4,530	1,054
Net loss	$(39,128)	$(32,733)	$(128,177)	$(81,144)
Net loss per common share, basic and diluted	$(0.10)	$(0.09)	$(0.34)	$(0.26)
Weighted average common shares outstanding, basic and diluted	406,106,872	353,309,524	380,739,173	307,175,982

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Taysha Gene Therapies, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(39,128)	$(32,733)	$(128,177)	$(81,144)
Other comprehensive income (loss):
Change in fair value of term loan attributable to instrument specific credit risk	1,579	(444)	2,540	2,888
Comprehensive loss	$(37,549)	$(33,177)	$(125,637)	$(78,256)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Taysha Gene Therapies, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

For the Three Months Ended September 30, 2026

			Additional		Accumulated	Total
	Common Stock		Paid-in	Accumulated	Other	Stockholders'
	Shares	Amount	Capital	Deficit	Comprehensive Income	Equity
Balance as of June 30, 2026	325,302,280	$3	$1,186,843	$(800,349)	$769	$387,266
Stock-based compensation	—	—	6,082	—	—	6,082
Issuance of common stock and pre-funded warrants upon closing of underwritten public offering, net of underwriting discounts and commissions, and other offering costs of $(44)	—	—	(44)	—	—	(44)
Issuance of common stock upon exercise of stock options, net	509,032	—	930	—	—	930
Issuance of common stock under ESPP	72,568	—	287	—	—	287
Gain on instrument-specific credit risk	—	—	—	—	1,579	1,579
Net loss	—	—	—	(39,128)	—	(39,128)
Balance as of September 30, 2026	325,883,880	$3	$1,194,098	$(839,477)	$2,348	$356,972

For the Three Months Ended September 30, 2025

			Additional		Accumulated	Total
	Common Stock		Paid-in	Accumulated	Other	Stockholders'
	Shares	Amount	Capital	Deficit	Comprehensive Loss	Equity
Balance as of June 30, 2025	272,730,060	$3	$900,139	$(650,716)	$(699)	$248,727
Stock-based compensation	—	—	3,285	—	—	3,285
Issuance of common stock and pre-funded warrants upon closing of underwritten public offering, net of underwriting discounts and commissions, and other offering costs of $(6)	—	—	(6)	—	—	(6)
Issuance of common stock under ESPP	64,825	—	84	—	—	84
Issuance of common stock upon vesting and settlement of restricted stock units, net	1,049,338	—	—	—	—	—
Issuance of common stock upon exercise of stock options, net	71,150		76	—	—	76
Loss on instrument-specific credit risk	—	—	—	—	(444)	(444)
Net loss	—	—	—	(32,733)	—	(32,733)
Balance as of September 30, 2025	273,915,373	$3	$903,578	$(683,449)	$(1,143)	$218,989

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Taysha Gene Therapies, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

For the Nine Months Ended September 30, 2026

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as of December 31, 2025	285,051,648	$3	$958,427	$(711,300)	$(192)	$246,938
Stock-based compensation	—	—	17,439	—	—	17,439
Issuance of common stock and pre-funded warrants upon closing of underwritten public offering, net of underwriting discounts and commissions, and other offering costs of $14,323	37,500,001	—	215,632	—	—	215,632
Issuance of common stock upon vesting and settlement of restricted stock units, net	2,004,332	—	—	—	—	—
Issuance of stock upon exercise of stock options	1,176,913	—	2,137	—	—	2,137
Issuance of common stock under ESPP	150,986	—	463	—	—	463
Gain on instrument-specific credit risk	—	—	—	—	2,540	2,540
Net loss	—	—	—	(128,177)	—	(128,177)
Balance as of September 30, 2026	325,883,880	$3	$1,194,098	$(839,477)	$2,348	$356,972

For the Nine Months Ended September 30, 2025

			Additional			Total
	Common Stock		Paid-in	Accumulated	Accumulated Other	Stockholders'
	Shares	Amount	Capital	Deficit	Comprehensive Loss	Equity
Balance as of December 31, 2024	204,943,306	$2	$677,859	$(602,305)	$(4,031)	$71,525
Stock-based compensation	—	—	9,769	—	—	9,769
Issuance of common stock and pre-funded warrants upon closing of underwritten public offering, net of underwriting discounts and commissions, and other offering costs of $14,329	57,777,777	1	215,645	—	—	215,646
Issuance of common stock upon exercise of pre-funded warrants	9,607,145	—	—	—	—	—
Issuance of common stock upon vesting and settlement of restricted stock units, net	1,299,156	—	(51)	—	—	(51)
Issuance of stock upon exercise of stock options	164,838	—	197	—	—	197
Issuance of common stock under ESPP	123,151	—	159	—	—	159
Gain on instrument-specific credit risk	—	—	—	—	2,888	2,888
Net loss	—	—	—	(81,144)	—	(81,144)
Balance as of September 30, 2025	273,915,373	$3	$903,578	$(683,449)	$(1,143)	$218,989

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Taysha Gene Therapies, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(128,177)	$(81,144)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	843	846
Stock-based compensation	17,439	9,769
Non-cash net gain on lease termination	(5,108)	—
Change in fair value of warrant liability	—	463
Non-cash change in fair value of term loan	(235)	627
Debt issuance costs expensed under fair value option	—	147
Non-cash lease expense	796	959
Other	155	264
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,175	401
Accounts payable	2,282	1,973
Accrued expenses and other liabilities	(3,387)	3,615
Deferred revenue	—	(4,288)
Net cash used in operating activities	(114,217)	(66,368)
Cash flows from investing activities
Purchase of research and development license	(3,000)	—
Purchase of property, plant and equipment	(466)	(488)
Other	—	131
Net cash used in investing activities	(3,466)	(357)
Cash flows from financing activities
Proceeds from issuance of common stock and pre-funded warrants from underwritten public offering, net of underwriting discounts and sales commissions and other offering costs	215,717	215,716
Prepayment of 2023 Trinity term loan	—	(40,612)
Proceeds from 2025 Trinity term loan, net	—	49,853
Payment of shelf registration costs	—	(33)
Proceeds from common stock issuances under ESPP	463	159
Proceeds from stock option exercises	2,137	197
Other	(166)	(247)
Net cash provided by financing activities	218,151	225,033
Net increase in cash, cash equivalents and restricted cash	100,468	158,308
Cash, cash equivalents and restricted cash at the beginning of the period	322,531	141,636
Cash, cash equivalents and restricted cash at the end of the period	$422,999	$299,944
Cash and cash equivalents	422,834	297,344
Restricted cash	165	2,600
Cash, cash equivalents and restricted cash at the end of the period	$422,999	$299,944
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,331	$3,949
Supplemental disclosure of noncash investing and financing activities:
Property, plant and equipment in accounts payable and accrued expenses	171	41
Right-of-use assets obtained in exchange for lease liabilities	159	—
Offering costs not yet paid	—	25
Proceeds allocated to Success Fee liability	—	217

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Taysha Gene Therapies, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1—Organization and Description of Business Operations

Taysha Gene Therapies, Inc. (the “Company” or “Taysha”) was originally formed under the laws of the State of Texas on September 20, 2019. Taysha converted to a Delaware corporation on February 13, 2020, which had no impact on the Company’s par value or issued and authorized capital structure.

Taysha is a clinical-stage biotechnology company focused on advancing adeno-associated virus (“AAV”)-based gene therapies for severe monogenic diseases of the central nervous system.

Sales Agreement

In October 2021, the Company entered into a Sales Agreement (the “Sales Agreement”), with SVB Securities LLC and Wells Fargo Securities, LLC (the “Sales Agents”), pursuant to which the Company may issue and sell, from time to time at its discretion, shares of its common stock having an aggregate offering price of up to $150.0 million. In March 2022, the Company amended the Sales Agreement to, among other things, include Goldman Sachs & Co. LLC as an additional Sales Agent. On December 13, 2024, the Company filed a shelf registration statement on Form S-3 following the expiration of its prior registration statement, in relation to the registration of common stock, preferred stock, debt securities, warrants and units or any combination thereof up to a total aggregate offering price of $300.0 million, including up to $100.0 million of shares of common stock that could be offered and sold pursuant to the Sales Agreement. On May 28, 2025, the Company suspended the at-the-market prospectus.

On November 4, 2025, the Company and Leerink Partners LLC entered into an Amendment to the Sales Agreement pursuant to which the Sales Agreement was terminated solely with respect to Leerink Partners LLC. In addition, on November 4, 2025, the Company and Goldman Sachs & Co. LLC and Wells Fargo Securities, LLC, as sales agents (the “Remaining Sales Agents”), entered into an Amendment to the Sales Agreement (together with the Sales Agreement, the “Amended Sales Agreement”), to provide for an increase in the aggregate offering amount under the Sales Agreement, such that as of November 4, 2025, the Company may offer and sell shares of common stock having an aggregate offering price of up to $212.0 million under the Amended Sales Agreement. The material terms and conditions of the Sales Agreement otherwise remain unchanged. On November 4, 2025, the Company filed a new automatic shelf registration statement on Form S-3ASR, including up to $200.0 million of shares of common stock that could be offered and sold pursuant to the Amended Sales Agreement. In November and December 2025, the Company sold 10,230,186 shares of common stock under the Amended Sales Agreement and received $48.4 million in net proceeds.

Liquidity and Capital Resources

The Company has incurred operating losses since inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. Losses are expected to continue as the Company continues to invest in its research and development activities. As of September 30, 2026, the Company had an accumulated deficit of $839.5 million. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future.

On June 24, 2026, the Company entered into an underwriting agreement (the “June 2026 Underwriting Agreement”) with Jefferies LLC and Goldman Sachs & Co., LLC, as representatives of the several underwriters set forth therein (collectively, the “Underwriters”), to issue and sell 32,500,001 shares of the Company’s common stock and, in lieu of common stock to certain investors, pre-funded warrants to purchase 833,333 shares of its common stock in an underwritten public offering (the “June 2026 Offering”), pursuant to an automatically effective shelf registration statement on Form S-3ASR and a related prospectus and prospectus supplement. The offering price to the public was $6.00 per share of common stock and $5.999 per pre-funded warrant, which was the price to the public of each share of common stock sold in the June 2026 Offering minus the $0.001 exercise price per pre-funded warrant. The Underwriters purchased the shares and the pre-funded warrants from the Company pursuant to the June 2026 Underwriting Agreement at a price of $5.64 per share and $5.639 per pre-funded warrant, respectively. See Note 10 for additional information. The closing of the June 2026 Offering occurred on June 26, 2026. In addition, the Company granted the Underwriters an option to purchase, for a period of 30 days, up to an additional 5,000,000 shares of common stock, which the Underwriters exercised in full on June 26, 2026. The total net proceeds from the June 2026 Offering were $215.6 million, including the proceeds from the Underwriters’ option, after deducting underwriting discounts and commissions and offering expenses.

Future capital requirements will depend on many factors, including the timing and extent of spending on research and development and the market acceptance of the Company’s products. The Company will need to obtain additional financing in order to complete clinical studies and launch and commercialize any product candidates for which it receives regulatory approval. There can be no assurance that such financing will be available or will be on terms acceptable to the Company. As of September 30, 2026, the Company had cash and cash equivalents of $422.8 million, which the Company believes will be sufficient to fund its planned operations for a period of at least twelve months from the date of issuance of these unaudited condensed consolidated financial statements. The Company has based this estimate on assumptions that may prove to be wrong, and its operating plan may change as a result of many factors currently unknown to it. As a result, the Company could deplete its capital resources sooner than it currently expects. The Company expects to finance its future cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances or licensing arrangements. If the Company is unable to obtain funding, the Company would be forced to delay, reduce or eliminate some or all of its research and development programs, preclinical and clinical testing or commercialization efforts, which could adversely affect its business prospects.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X and are consistent in all material respects with those included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (“SEC”) on March 19, 2026 (the “2025 Annual Report”). In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The condensed consolidated balance sheet as of December 31, 2025 is derived from audited financial statements; however, it does not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s 2025 Annual Report.

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

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures, to improve expense disclosure requirements under ASC 220, Income Statement - Reporting Comprehensive Income, through enhancing disclosures about significant segment expenses. The guidance requires entities to provide additional disclosure about specific expenses by requiring entities to disaggregate, in a tabular presentation, each relevant expense caption on the face of the income statement that includes any of the following natural expenses (1) purchases of inventory, (2) employees’ compensation, (3) depreciation, (4) intangible asset amortization, and (5) depreciation, depletion and amortization recognized as part of oil- and gas- producing activities or other types of depletion expenses. The tabular disclosure would also include certain other expenses, when applicable. The ASU also enhances interim segment reporting requirements by aligning interim disclosures with information that must be disclosed annually in accordance with ASC 220. The guidance is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, applied either prospectively or retrospectively with early adoption permitted. The Company is still evaluating the impact this ASU will have on its disclosures.

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values (in thousands):

	September 30, 2026
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents – money market funds	$420,920	$420,920	$—	$—
Total assets	$420,920	$420,920	$—	$—
Liabilities:
Trinity Term Loans	$47,331	$—	$—	$47,331
Success Fee Derivative liabilities	1,673	—	—	1,673
Total liabilities	$49,004	$—	$—	$49,004

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents – money market funds	$317,127	$317,127	$—	$—
Total assets	$317,127	$317,127	$—	$—
Liabilities:
Trinity Term Loans	$50,106	$—	$—	$50,106
Success Fee Derivative liabilities	1,552	—	—	1,552
Total liabilities	$51,658	$—	$—	$51,658

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

Note 4—Balance Sheet Components

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Prepaid research and development	$1,845	$2,460
Prepaid clinical trial	590	866
Deferred offering costs	110	195
Prepaid insurance	17	108
Other	659	802
Total prepaid expenses and other current assets	$3,221	$4,431

Property, plant and equipment, net consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Leasehold improvements	$2,195	$2,152
Laboratory equipment	3,299	3,306
Computer equipment	824	749
Furniture and fixtures	921	921
Construction in progress	421	4,292
	7,660	11,420
Accumulated depreciation	(5,134)	(4,684)
Property, plant and equipment, net	$2,526	$6,736

Property, plant and equipment, net includes $0.1 million and $0.3 million of assets capitalized as finance leases as of September 30, 2026 and December 31, 2025, respectively.

Depreciation expense was $0.2 million for each of the three months ended September 30, 2026 and 2025. Depreciation expense was $0.8 million for each of the nine months ended September 30, 2026 and 2025.

In June 2026, the Company disposed of construction in progress for leasehold improvements at its manufacturing facility in connection with the termination of its Durham Lease (as defined below). The Company recorded a loss on asset disposal of $4.0 million, which is recorded as a component of the net gain on lease termination in the condensed consolidated statements of operations for the nine months ended September 30, 2026. See Note 5 for additional information on the termination of the Durham Lease.

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Accrued compensation	$7,721	$9,425
Accrued research and development	3,622	3,591
Accrued clinical trial	3,183	3,290
Lease liabilities, current portion	1,157	1,865
Accrued professional and consulting fees	1,125	1,310
Accrued property, plant and equipment	35	19
Other	515	777
Total accrued expenses and other current liabilities	$17,358	$20,277

Note 5—Leases

The Company leases certain office and laboratory space.

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

The Company is obligated to pay operating costs and utilities applicable to the Expansion Premises. Total future minimum lease payments under the Dallas Lease Amendment over the initial ten-year term are approximately $6.0 million. The Company is responsible for costs of constructing interior improvements within the Expansion Premises that exceed a $40.00 per rentable square foot construction allowance provided by the Dallas Landlord.

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

The Company was not required to provide a security deposit in connection with its entry into the Durham Lease. The Company was responsible for constructing interior improvements within the Facility. The Company was required to place $2.6 million in an escrow account which was to be released when the improvements were substantially complete. In December 2023, the Company entered into an agreement with the landlord whereby the Company agreed to remove specified leasehold improvements which was funded by the escrowed funds. The escrow funds were recorded as restricted cash on the condensed consolidated balance sheets as of December 31, 2025 with $0.5 million recorded in current assets and $2.1 million in noncurrent assets. The Durham Landlord had the right to terminate the Durham Lease upon specified events of default, including the Company’s failure to pay rent in a timely manner and upon the occurrence of certain events of insolvency with respect to the Company. On June 12, 2026, the Company entered into a mutual lease termination agreement (the “Termination Agreement”) with the Durham Landlord and agreed to pay the Durham Landlord a fee of $0.3 million and vacate the facility. Pursuant to the Termination Agreement, the Company and the Durham Landlord agreed to terminate the escrow agreement and release each other from any further obligations thereunder. The escrowed funds were disbursed in accordance with the Termination Agreement. In connection with the Termination Agreement, the Company agreed to pay a third-party broker commission of $1.3 million upon execution of the Termination Agreement with the Durham Landlord.

The Company recorded the Termination Agreement as a lease termination in accordance with ASC 842, Leases, and recognized a net gain of $3.4 million as a component of operating expenses in the condensed consolidated statements of operations for the nine months ended September 30, 2026. The net gain is comprised of an $8.7 million gain on lease termination related to the derecognition of the operating lease right-of-use asset and corresponding lease liability, partially offset by both a loss on asset disposal of $4.0 million related to construction in progress leasehold improvements and third-party broker commission of $1.3 million paid in connection with the Termination Agreement.

Summary of all lease costs recognized under ASC 842

The following table summarizes the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease cost	$432	$665	$1,871	$2,000
Variable lease cost	63	407	595	1,148
Total lease cost	$495	$1,072	$2,466	$3,148

Supplemental information related to the remaining lease term and discount rate is as follows:

	September 30, 2026	December 31, 2025
Weighted average remaining lease term (in years) – Finance leases	0.19	0.89
Weighted average remaining lease term (in years) – Operating leases	4.86	8.75

Weighted average discount rate – Finance leases	10.92%	10.57%
Weighted average discount rate – Operating leases	10.69%	8.61%

As of September 30, 2026, future minimum commitments under ASC 842 under the Company’s operating and finance leases were as follows (in thousands):

Year Ending December 31,	Operating	Finance
2026	$493	$58
2027	1,850	—
2028	1,904	—
2029	1,913	—
2030	1,923	—
Thereafter	1,352	—
Total lease payments	9,435	58
Less: imputed interest	(2,231)	(1)
Total lease liabilities	$7,204	$57
Lease liabilities, current	1,100	57
Lease liabilities, non-current	6,104	—
Total lease liabilities	$7,204	$57

Note 6—Astellas Agreements

On October 21, 2022 (the “Effective Date”), the Company entered into the Option Agreement (the “Option Agreement”) with Astellas Gene Therapies, Inc. (f/k/a Audentes Therapeutics, Inc. (d/b/a Astellas Gene Therapy))(“Astellas”), pursuant to which the Company granted to Astellas an exclusive option to obtain an exclusive, worldwide, royalty and milestone-bearing right and license (A) to research, develop, make, have made, use, sell, offer for sale, have sold, import, export and otherwise exploit, or, collectively, exploit, the product known, as of the Effective Date, as TSHA-120 (the “120 GAN Product”), and any backup products with respect thereto for use in the treatment of Giant Axonal Neuropathy (“GAN”) or any other gene therapy product for use in the treatment of GAN that is controlled by Taysha or any of its affiliates or with respect to which the Company or any of its affiliates controls intellectual property rights covering the exploitation thereof (a “GAN Product”), and (B) under any intellectual property rights controlled by Taysha or any of its affiliates with respect to such exploitation (the “GAN Option”). Subject to certain extensions, the GAN Option was exercisable from the Effective Date through a specified period of time following Astellas’ receipt of (i) the formal minutes from the Type B end-of-Phase 2 meeting between Taysha and the U.S. Food and Drug Administration (“FDA”) in response to the Company’s meeting request sent to the FDA on September 19, 2022 for the 120 GAN Product (the “Type B end-of-Phase 2 Meeting”), (ii) all written feedback from the FDA with respect to the Type B end-of-Phase 2 Meeting, and (iii) all briefing documents sent by Taysha to the FDA with respect to the Type B end-of-Phase 2 Meeting. In September 2023, Astellas provided written notice of its decision not to exercise the GAN Option.

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

Astellas Securities Purchase Agreement

On October 21, 2022, the Company entered into a securities purchase agreement with Astellas (the “Astellas Securities Purchase Agreement”), pursuant to which the Company agreed to issue and sell to Astellas in a private placement (the “Astellas Private Placement”), an aggregate of 7,266,342 shares (the “Astellas Private Placement Shares”), of its common stock, for aggregate gross proceeds of $30.0 million. The Astellas Private Placement closed on October 24, 2022. Pursuant to the Astellas Securities Purchase Agreement, in connection with the Astellas Private Placement, Astellas has the right to designate one individual to attend all meetings of the Board of Directors in a non-voting observer capacity. The Company also granted Astellas certain registration rights with respect to the Astellas Private Placement Shares.

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

To determine the standalone selling price (“SSP”) of the Rett and GAN options, which the Company concluded to be material rights, the Company utilized the probability-weighted expected return (“PWERM”) method. The PWERM method contemplates the probability and timing of an option exercise. At contract inception, the Company estimated that the probability of exercise was 50% for each of the GAN and Rett options. The SSP of the Rett research and development activities was estimated using an expected cost-plus margin approach. The standalone selling prices of the material rights and Rett research and development activities were then used to proportionately allocate the $36.1 million transaction price to the three performance obligations. The $36.1 million transaction price was recorded as deferred revenue on the condensed consolidated balance sheet at the inception of the Astellas Private Placement and Option Agreement.

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

The Company recognized revenue of zero and $4.3 million from Rett research and development activities for the three and nine months ended September 30, 2025, respectively. In October 2025, the Rett Option expired without being exercised. Following the expiration of the Option Agreement, the Company now holds unencumbered rights to the TSHA-102 program. The Company recognized revenue of $5.5 million from the Rett Option during the year ended December 31, 2025. As of December 31, 2025 all revenue from the Astellas Transactions (as defined below) was recognized and therefore the Company had no deferred revenue on the condensed consolidated balance sheets.

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

The interest rate applicable to the 2025 Trinity Term Loans is the greater of (a) the WSJ Prime Rate plus 4.00% or (b) 11.50% per annum. The 2025 Trinity Term Loans are interest only from the Trinity Refinance Date through 48 months from the Trinity Refinance Date, which may be extended to 60 months from the Trinity Refinance Date upon the satisfaction of certain milestones set forth in the 2025 Trinity Term Loan Agreement, after which the Company is required to pay equal monthly installments of principal through August 1, 2030 (the “New Maturity Date”). As of September 30, 2026, $50.0 million was outstanding on the 2025 Trinity Term Loans, recorded as Term Loan, net on the condensed consolidated balance sheet.

Future principal debt payments under the 2025 Trinity Term Loan Agreement as of September 30, 2026 are as follows (in thousands):

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

The 2025 Trinity Term Loan Agreement contains customary representations and warranties, affirmative and negative covenants and events of default, including payment default, breach of covenants, change of control, and material adverse effects. Upon the occurrence of an event of default, a default interest rate of an additional 5.00% per annum may be applied to the outstanding loan balances, and the 2025 Trinity Lenders may declare all outstanding obligations immediately due and payable and exercise all of their rights and remedies as set forth in the 2025 Trinity Term Loan Agreement and under applicable law.

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

Fair Value

The 2025 Trinity Term Loans are accounted for as a continuation of the original debt in accordance with ASC 470, and the Company continues to apply the fair value option under ASC 825, which was initially elected at the time of the 2023 Trinity Term Loan Agreement. The Company remeasured the 2025 Trinity Term Loans, 2025 Success Fee and 2023 Success Fee as of September 30, 2026 using a probability weighted income approach. The Company calculated the discounted cash flows of the 2025 Trinity Term Loans using a discount rate of 18.54% and adjusted for the probability of various repayment scenarios. The Company calculated the discounted cash flows of the 2023 Success Fee and 2025 Success Fee (the “Success Fees”), using a discount rate of 18.54% then adjusted for the probability of achievement of certain corporate development value-inflection milestones. As of September 30, 2026, the Company recorded the Tranche A Loan at a fair value of $47.3 million and the Success Fees at $1.7 million in the consolidated balance sheet.

The following table reconciles the change in fair value of the 2025 Trinity Term Loans during the nine months ended September 30, 2026 (in thousands):

Trinity Term Loans
Beginning fair value balance as of January 1, 2026	$50,106
Principal payments	—
Change in fair value reported in statements of operations	(235)
Change in fair value reported in comprehensive loss	(2,540)
Ending fair value balance as of September 30, 2026	$47,331

The following table reconciles the change in fair value of the Trinity Term Loans during the three months ended September 30, 2026 (in thousands):

Trinity Term Loans
Beginning fair value balance as of July 1, 2026	$49,260
Principal payments	—
Change in fair value reported in statements of operations	(350)
Change in fair value reported in comprehensive loss	(1,579)
Ending fair value balance as of September 30, 2026	$47,331

During the three and nine months ended September 30, 2026, the Company recorded $1.4 million and $4.3 million, respectively, of interest expense within change in fair value of term loans, all of which was paid as of September 30, 2026. During the three and nine months ended September 30, 2025, the Company recorded $1.3 million and $3.9 million, respectively, of interest expense within change in fair value of term loans.

The following table reconciles the change in fair value of the Success Fees liability during the nine months ended September 30, 2026 (in thousands):

Success Fees
Beginning fair value balance as of January 1, 2026	$1,552
Change in fair value of Success Fees	121
Ending fair value balance as of September 30, 2026	$1,673

The following table reconciles the change in fair value of the Success Fees liability during the three months ended September 30, 2026 (in thousands):

Success Fees
Beginning fair value balance as of July 1, 2026	$1,641
Change in fair value of Success Fees	32
Ending fair value balance as of September 30, 2026	$1,673

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

In March 2022, the Company’s clinical trial application, (“CTA”) filing for TSHA-102 for the treatment of Rett Syndrome was approved by Health Canada and therefore triggered a regulatory milestone payment in connection with this agreement. The Company recorded $1.0 million within research and development expenses and classified the payment as an investing cash outflow in the consolidated statements of cash flows. In May 2023, the Company dosed the first patient with TSHA-102 in the Phase 1/2 REVEAL trial evaluating the safety and preliminary efficacy of TSHA-102 in adult patients with Rett syndrome and therefore triggered a milestone payment in connection with the Abeona Rett Agreement. The Company recorded $3.5 million within research and development expenses in the consolidated statements of operations for the year ended December 31, 2023. In December 2025, the Company dosed the first patient with TSHA-102 in the Phase 1/2 Part B REVEAL pivotal trial and therefore triggered a milestone payment in connection with the Abeona Rett Agreement. The Company recorded $3.0 million within research and development expenses in the consolidated statements of operations for the year ended December 31, 2025. This milestone fee was paid in January 2026 and was recorded as an investing cash outflow in the condensed consolidated statement of cash flows for the nine months ended September 30, 2026. No additional milestone payments were made or triggered in connection with this agreement during the nine months ended September 30, 2026.

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

Furthermore, on September 16, 2020, the Company’s stockholders approved the Employee Stock Purchase Plan (“ESPP”), which became effective upon the execution of the underwriting agreement in connection with the IPO. The maximum number of shares of common stock that may be issued under the ESPP will not exceed 362,000 shares of common stock, plus the number of shares of common stock that are automatically added on January 1st of each year for a period of up to ten years, commencing on the first January 1 following the IPO and ending on (and including) January 1, 2030, in an amount equal to the lesser of (i) one percent (1.0%) of the total number of shares of capital stock outstanding on December 31st of the preceding calendar year, and (ii) 724,000 shares of common stock. Pursuant to this provision, on January 1, 2026, the Company increased the number of shares of common stock reserved for issuance under the ESPP by 724,000. The Company has issued an aggregate of 509,500 shares of common stock under the ESPP as of September 30, 2026.

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

The number of shares available for grant under the Company’s incentive plans was as follows:

	New	Inducement
	Plan	Plan	Total
Available for grant net of reserve - January 1, 2026	(3,915,288)	3,142,050	(773,238)
Plan adjustments and amendments	14,252,582	—	14,252,582
Grants	(9,305,349)	(3,046,830)	(12,352,179)
Forfeitures	1,222,286	737,888	1,960,174
Available for grant - September 30, 2026	2,254,231	833,108	3,087,339

Stock Options

For the three months ended September 30, 2026, a total of 184,800 shares of common stock under the Inducement Plan were awarded with a weighted-average grant date fair value per share of $4.31. For the nine months ended September 30, 2026, a total of 3,586,744 shares of common stock under the New Plan and the Inducement Plan were awarded with a weighted-average grant date fair value per share of $3.87. The stock options vest over one to four years and have a ten-year contractual term.

The following weighted-average assumptions were used to estimate the fair value of time-based vesting stock options that were granted during the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Risk-free interest rate	4.54%	3.88%	3.98%	4.32%
Expected dividend yield	—	—	—	—
Expected term (in years)	6.0	6.1	6.0	6.0
Expected volatility	87%	90%	90%	89%

The following table summarizes time-based vesting stock option activity during the nine months ended September 30, 2026:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Stock	Exercise	Contractual	Value
	Options	Price	Life (in years)	(in thousands)
Outstanding at January 1, 2026	24,569,261	$2.90	8.3	$81,677
Options granted	3,586,744	5.08
Options exercised	(1,044,190)	1.95
Options cancelled or forfeited	(1,154,822)	3.00
Options expired	(70,000)	26.17
Outstanding at September 30, 2026	25,886,993	$3.17	7.7	$61,987
Options exercisable at September 30, 2026	13,764,895	$3.41	7.0	$36,965

The aggregate intrinsic value in the above table is calculated as the difference between the fair value of the Company’s common stock at the respective reporting date and the exercise price of the stock options. As of September 30, 2026, the total unrecognized compensation related to unvested time-based vesting stock option awards granted was $23.8 million, which the Company expects to recognize over a weighted-average period of approximately 2.6 years.

Performance Stock Options

In February 2023, the Company issued options to purchase 70,235 shares of common stock to employees under the New Plan that contain performance-based vesting conditions, subject to continued employment through each anniversary and achievement of the performance conditions. The grant date fair value of these awards was not material. During the nine months ended September 30, 2026, 9,000 performance-based stock options were exercised. As of September 30, 2026, 48,281 of the shares subject to the performance-based options were vested and outstanding.

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

The Modified Options will vest over 3.0 years. The Company recognized stock-based compensation expense of less than $0.1 million and $0.2 million for the three and nine months ended September 30, 2026, respectively, related to the Modified Options. As of September 30, 2026, the total unrecognized compensation expense related to the Modified Options was $0.1 million, which the Company expects to recognize over a weighted average period of approximately 0.5 years using the accelerated attribution method. During the nine months ended September 30, 2026, 123,723 of the Modified Options were exercised and 12,402 were forfeited. As of September 30, 2026, 1,256,813 of the Modified Options were outstanding, of which 763,661 were vested.

Restricted Stock Units

For the three months ended September 30, 2026, the Company issued 458,000 RSUs to participants under the Inducement Plan. For the nine months ended September 30, 2026, the Company issued 8,091,035 RSUs to participants under the New Plan and the Inducement Plan. The RSUs are subject to a service-based vesting condition. The service-based RSUs vest in equal annual installments over one to four years. The Company at any time may accelerate the vesting of the RSUs. Such shares are not accounted for as outstanding until they vest.

The Company adopted a mandatory sell-to-cover policy for tax withholdings on RSUs, in which shares with a market value equivalent to the tax withholding obligation are sold on behalf of the holder of the RSUs upon vesting and settlement to cover the tax withholding liability and the cash proceeds from such sales are remitted by the Company to taxing authorities.

The Company’s RSU activity for the nine months ended September 30, 2026 was as follows:

		Weighted
		Average
		Grant Date
	Number	Fair Value
	of Shares	per Share
Nonvested at January 1, 2026	6,311,178	$1.78
Restricted units granted	8,091,035	5.02
Vested	(2,004,332)	1.88
Cancelled or forfeited	(572,950)	3.48
Nonvested at September 30, 2026	11,824,931	$3.92

As of September 30, 2026, the total unrecognized compensation cost related to the unvested RSUs was $38.0 million, which is expected to be amortized on a straight-line basis over a weighted-average period of approximately 3.2 years.

Performance-based Restricted Stock Units

In August 2025, the Company issued 5,765,000 performance-based restricted stock units (“PSUs”) to employees under the New Plan that are eligible to vest upon the achievement of certain clinical and regulatory performance conditions. The grant date fair value of the PSUs was $17.3 million, which is expected to be recognized at a point in time when achievement of the underlying performance conditions is considered probable, using management’s best estimates, which consider the inherent risk and uncertainty regarding the future outcomes of the performance conditions. During the three and nine months ended September 30, 2026, the Company issued 674,400 additional PSUs to employees with a grant date fair value of $3.5 million. During the nine months ended September 30, 2026, no compensation expense was recorded related to the PSUs as achievement of the performance conditions was not considered probable. During the nine months ended September 30, 2026, 150,000 PSUs were forfeited. As of September 30, 2026, 6,289,400 of the PSUs were unvested and outstanding.

Employee Stock Purchase Plan

In February 2022, the Company’s board of directors authorized the first offering under the ESPP. Under the ESPP, eligible employees may purchase shares of Taysha common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods. An employee’s payroll deductions under the ESPP are limited to 15% of the employee’s compensation and employees may not purchase more than 1,800 shares of Taysha common stock during any offering period. During each of the three and nine months ended September 30, 2026 and 2025, stock-based compensation expense related to the ESPP was not material.

The following table summarizes the total stock-based compensation expense for the stock options, ESPP and RSUs recorded in the condensed consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development expense	$2,810	$1,601	$8,599	$4,483
General and administrative expense	3,272	1,684	8,840	5,286
Total	$6,082	$3,285	$17,439	$9,769

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

SSI Warrants

In April 2023, the Company entered into a securities purchase agreement (the “SSI Securities Purchase Agreement”), with two affiliates of SSI Strategy Holdings LLC (“SSI”), named therein (the “SSI Investors”) pursuant to which the Company agreed to issue and sell to the SSI Investors in a private placement (the “SSI Private Placement”), 705,218 shares of its common stock (the “SSI Shares”) and warrants (the “SSI Warrants”) to purchase an aggregate of 525,000 shares of the Company’s common stock (the “Warrant Shares”). SSI provides certain consulting services to the Company. Each SSI Warrant has an exercise price of $0.7090 per Warrant Share, which was the closing price of the Company’s common stock on the Nasdaq Global Market on April 4, 2023 and expires ten years after issuance. The SSI Warrants issued in the SSI Private Placement provide that the holder of the SSI Warrants will not have the right to exercise any portion of its SSI Warrants until the achievement of certain clinical and regulatory milestones related to the Company’s clinical programs. The SSI Private Placement closed on April 5, 2023. Gross proceeds of the SSI Private Placement were $0.5 million.

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

In December 2025, all 316,667 of the SSI Warrants were exercised and the Company received proceeds of $0.2 million. After the SSI Warrants were exercised, the Company reclassified the warrant liability to additional paid-in capital as a component of stockholders’ equity. There were no outstanding liability classified warrants as of September 30, 2026 and December 31, 2025.

Note 11—Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Since the Company had a net loss in all periods presented, basic and diluted net loss per common share are the same.

In accordance with ASC 260, Earnings Per Share, shares issuable for little to no cash consideration should be included in the number of outstanding shares used to calculate basic loss per share as long as all conditions necessary for exercise are met. The 2023 Pre-Funded Warrants, the June 2024 Pre-Funded Warrants, the May 2025 Pre-Funded Warrants and the June 2026 Pre-Funded Warrants are therefore included as outstanding shares as of September 30, 2026 and 2025 for the applicable periods from their respective issuance dates to calculate the weighted average number of shares outstanding to calculate basic loss per share.

The following table represents the calculation of basic and diluted net loss per common share for the three and nine months ended September 30, 2026 and 2025, respectively (in thousands, except share and per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(39,128)	$(32,733)	$(128,177)	$(81,144)
Weighted-average shares of common stock outstanding used to compute net loss per common share, basic and diluted	406,106,872	353,309,524	380,739,173	307,175,982
Net loss per common share, basic and diluted	$(0.10)	$(0.09)	$(0.34)	$(0.26)

The following common stock equivalents outstanding as of September 30, 2026 and 2025, respectively, were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti‑dilutive:

	September 30, 2026	September 30, 2025
Unvested RSUs	11,824,931	6,271,178
Stock options	27,192,087	25,107,302
SSI Warrants	—	316,667
Total	39,017,018	31,695,147

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

As of September 30, 2026, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2025.

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

In January 2024 and April 2024, the Company was named as a nominal defendant in two putative stockholder derivative actions filed by stockholders of the Company in the Court of Chancery of the State of Delaware. The lawsuits have since been consolidated and a lead plaintiff has been appointed. In October 2024, the lead plaintiff filed an amended complaint asserting claims relating to the Company’s August 2023 Private Placement against (i) certain of the Company’s current and former directors and officers for breach of fiduciary duty and unjust enrichment; and (ii) certain participants in the Company’s August 2023 Private Placement for aiding and abetting breach of fiduciary duty and unjust enrichment. The amended complaint seeks an unspecified award of damages in the Company’s favor, plus pre-judgment and post-judgment interest, and an award to the plaintiffs for the costs and disbursement of the action, including fees for their attorneys and experts. The board of directors of the Company formed a special litigation committee to investigate the claims and allegations in the amended complaint. On March 3, 2026, the special litigation committee moved to terminate the action, stating its conclusion that dismissal is in the best interest of the Company and its stockholders. On April 1, 2026, the lead plaintiff filed a response stating that he does not oppose the motion to terminate the action.

The parties were heard by the Court in a September 16, 2026 teleconference in which the Court directed the Company to submit public notice in a filing with the U.S. Securities and Exchange Commission, (the “SEC”) that notifies stockholders that the Court has directed that if no stockholder files a written objection on the docket within 30 days from the date of the SEC filing, the Court intends to grant the motion to terminate.

If no stockholder files a written objection on the docket in the consolidated action (In re Taysha Gene Therapies, Inc. Stockholder Litigation, C.A. No. 2024-0073-BWD) within 30 days of this notice, the Court has indicated that it intends to grant the unopposed motion to terminate.

In connection with an investigation captioned In the Matter of Taysha Gene Therapies, Inc. (D-04192), Taysha and certain of its officers and directors received subpoenas in late 2024 from the SEC for materials relating to Taysha’s August 2023 PIPE and certain public offerings. Production of materials in response to the subpoenas was completed in April 2025. The SEC investigation was neither a determination that the Company or any individuals had violated any law nor a charge of any wrongdoing. In June 2026, the SEC notified the Company and each of the named officers and directors that it was terminating the investigation and did not intend to recommend any enforcement actions.

Commitments

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its directors, officers, employees, licensors, suppliers and service providers. The Company’s maximum exposure under these arrangements is unknown at September 30, 2026. The Company does not anticipate recognizing any significant losses relating to these arrangements.

Note 14 – Retirement Plan

In July 2021, the Company adopted a 401(k) retirement savings plan that provides retirement benefits to all full-time employees. Eligible employees may contribute a percentage of their annual compensation, subject to Internal Revenue Service limitations. The Company contributed $0.2 million and $0.1 million to the 401(k) retirement savings plan for the three months ended

September 30, 2026 and 2025, respectively. The Company contributed $0.6 million and $0.4 million to the 401(k) retirement savings plan for the nine months ended September 30, 2026 and 2025, respectively.

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

The gene therapy segment derived revenue solely from the Astellas Transactions (see Note 6). The accounting policies of the gene therapy segment are the same as those described in the summary of significant accounting policies.

The CODM reviews significant segment expenses including direct program expenses and compensation expenses as part of the assessment of segment profit and loss. The measure of segment assets is reported on the balance sheet as total consolidated assets.

The following table presents significant segment expenses for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$—	$—	$—	$4,288
Less:
Research and development program expense
Program expense	12,450	14,366	52,778	26,737
Consultants and contractors expense	5,290	2,913	14,536	9,385
Compensation expense	17,338	11,111	49,105	33,231
Other segment expense(a)	4,050	4,343	11,758	16,079
Consolidated net loss	$(39,128)	$(32,733)	$(128,177)	$(81,144)

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

Overview

We are a clinical-stage biotechnology company focused on advancing AAV-based gene therapies for the treatment of severe monogenic diseases of the central nervous system, or CNS. Our lead clinical program TSHA-102 is in development for the treatment of Rett syndrome, a rare neurodevelopmental disorder with no approved disease-modifying therapies that address the genetic root cause of the disease. With a singular focus on developing transformative medicines, we aim to address severe unmet medical needs and dramatically improve the lives of patients and their caregivers. Our management team has proven experience in gene therapy development and commercialization. We leverage this experience, our manufacturing process and a clinically and commercially proven AAV serotype 9, or AAV9, capsid in an effort to rapidly translate treatments from bench to bedside.

We are evaluating TSHA-102 for the treatment of females with Rett syndrome in our REVEAL and ASPIRE clinical trials.

The REVEAL Phase 1/2 Adolescent and Adult Trial, also known as Part A, is a first-in-human, open-label, randomized, dose-escalation and dose-expansion study evaluating the safety and preliminary efficacy of TSHA-102 as a single lumbar intrathecal administration in adolescent and adult females aged 12 years and older with Rett syndrome due to loss-of-function mutation in the methyl-CpG binding protein 2, or MECP2, gene. The trial is taking place in Canada and the United States. A total of six patients aged 15 to 21 years were treated with TSHA-102 in this study, and enrollment for this trial is complete. Part A also includes the REVEAL Phase 1/2 Pediatric Trial, which is a first-in-human, open-label, randomized, dose-escalation and dose-expansion study evaluating the safety and preliminary efficacy of TSHA-102 as a single lumbar intrathecal administration in pediatric females aged 5 to 8 years with Rett syndrome due to loss-of-function mutation in the MECP2 gene. The trial is taking place in the United States and Canada. A total of six patients aged 6 to 8 years were treated with TSHA-102 in this study, and enrollment for this trial is also complete.

We have completed dosing of the 12 patients aged 6 to 21 years in Part A of both REVEAL trials, which includes eight patients in cohort two (high dose, 1x1015 total vector genomes, or vg) and four patients in cohort one (low dose, 5.7x1014 total vg).

Longer-Term Results from Part A of REVEAL Trials as of May 2026 Data Cutoff

Developmental milestones are defined as a functional gain of one or more of the 28 milestones defined in the natural history study. This is the primary evidence of efficacy that will support our planned BLA submission and the FDA’s review of efficacy in the REVEAL pivotal trial. In the REVEAL Part A trial, developmental milestones were assessed by multiple independent raters through video-evidenced evaluation.

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

2Skill gains/improvements derived from the adapted Mullen Scales of Early Learning MSEL-A, R-MBA and Observer-Reported Communication Ability (ORCA): N=8 patients with ORCA data, N=7 with MSEL-A data, and N=12 with R-MBA data.

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

1R-MBA assessed in the Rett syndrome natural history study at ~6 and ~12 months; Motor Behavior Assessment natural history data converted to R-MBA; mean scores reported were calculated from baseline to 6 and 12 months: Accessed from International Rett Syndrome Foundation (IRSF). ClinicalTrials.gov: NCT02738281: a prospective cohort of individuals with a pathologic mutation in the MECP2 gene, commonly associated with Rett syndrome.

TSHA-102 showed early, sustained global improvement in CGI-I, with dose-dependent effects that deepened over time, as summarized in the table below. 100% of the patients demonstrated an improved CGI-I score of 3 or less at multiple post-treatment assessments. Mean CGI-I scores in the high dose cohort were less than 3 at all assessments and improved over time, reaching 1.7 in the high-dose cohort at 18 months post-treatment.

Based on May 2026 data cutoff (N=12). CGI-I average scores based on latest assessment for each patient.

TSHA-102 demonstrated robust, clinically meaningful responses at both 6 and at 12 months and beyond across multiple key outcome measures. Importantly, we observed an 83% response rate at 6 months and a 100% response rate at 12 months, exceeding the FDA-aligned minimum threshold for the pivotal trial (33% response rate), which further bolsters our confidence in our pivotal trial 6-month interim analysis, in addition to total functional gains observed, R-MBA, CGI-I, and CGI-S data all demonstrating significant and consistent response at 6 months, 12 months and beyond. In addition, our assessment of comparability between the PPQ commercial product and clinical trial material, conducted under the FDA-aligned strategy, supports the potential inclusion of

REVEAL Part A data in the planned BLA submission, We believe this alignment further supports the possibility of a BLA submission based on the pivotal trial interim analysis. The responses for both the high and low dose cohorts of Part A are summarized below:

Based on May 2026 data cutoff (N=12).

1R-MBA mean score change post-TSHA-102 is relative to baseline; lower score=improvement from baseline.

2CGI-S=Clinical Global Impression-Severity: a clinician-assessed scale ranging from 1 to 7, assessing severity of illness.

As of November 2026, TSHA-102 was generally well tolerated with no severe treatment-related serious adverse events, or SAEs, or dose limiting toxicities, or DLTs, in all patients treated in the REVEAL Phase 1/2, REVEAL pivotal and ASPIRE trials (n=33). In July 2026, one patient in the REVEAL pivotal trial experienced a single, moderate Grade 2 technical classification of a treatment-related event of peripheral sensory neuropathy, an expected AAV-associated risk, approximately six weeks post-TSHA-102. In accordance with the treating institution’s protocol, the patient was admitted overnight for management and observation, thus, resulting in the technical classification of the Grade 2 event as an SAE. The patient was discharged the following day, and importantly, rapidly demonstrated substantial recovery. The patient has demonstrated continued meaningful improvement over the last three months and is almost back to baseline.

REVEAL Pivotal Trial

The TSHA-102 clinical development program is designed to support the potential future approval of TSHA-102 for a broad population of patients aged 2 years and older with Rett syndrome through an efficient and rigorously designed pathway. In close collaboration with the FDA we designed the TSHA-102 pivotal program so that efficacy data from the REVEAL pivotal trial in patients aged 6 to <22 years who have reached developmental plateau can be used to represent patients aged 2 to <6 years, while safety data in younger children are generated through the separate ASPIRE trial to support the potential for a broad label for TSHA-102.

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

We reached written alignment with the FDA on Chemistry, Manufacturing and Controls, or CMC, requirements to support a planned BLA submission for TSHA-102 following a Type C meeting. We further aligned with the FDA on our proposed comparability approach between TSHA-102 material derived from the clinical and final commercial manufacturing processes. The FDA agreed that this approach may potentially support pooling data from the REVEAL Phase 1/2 trials with data from the ongoing REVEAL pivotal and ASPIRE trials for the planned BLA submission. The FDA also endorsed our proposed Process Performance Qualification, or PPQ, campaign strategy to support process validation for the BLA submission, including the stability data package, the potency assay strategy, and the execution of BLA-enabling PPQ lots using the commercial manufacturing process. We initiated our PPQ campaign in the second quarter of 2026 and completed the campaign in the fourth quarter of 2026. Initiating the PPQ campaign ensures our CMC activities remain aligned with our clinical development timelines for the planned BLA submission. The PPQ campaign included the successful production of commercial-scale drug product batches required to validate the final commercial manufacturing process in support of a potential BLA submission and future commercialization of TSHA-102. All process parameters and analytical results met predefined PPQ acceptance criteria and FDA-aligned comparability requirements, demonstrating that the final commercial process produces product comparable to the clinical material used in the REVEAL and ASPIRE trials. These results support the potential inclusion of REVEAL Part A data in the planned BLA submission, and we believe that the 6- and ≥12-month Part A results further support the potential for BLA submission based on the pivotal trial interim analysis. The final TSHA-102 commercial manufacturing process consistently achieves a single-digit empty capsid percentage, an important indicator of product quality that contributes to patient safety, while demonstrating the consistency and scalability required to support anticipated commercial demand. We plan to discuss this CMC data with the FDA at a meeting expected to be held in the fourth quarter of 2026 in an effort to further strengthen the CMC package for our planned BLA submission.

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

Our Pipeline

We are focused on discovering, developing and commercializing gene therapies for the treatment of monogenic diseases of the CNS, in both rare and large patient populations. Our primary focus is advancing our lead TSHA-102 clinical program in Rett syndrome, while our pipeline of CNS programs offers the potential for additional development opportunities in the future. We expect to nominate an additional gene therapy development candidate targeting a CNS disorder with high unmet medical need and significant commercial opportunity and commence pre-clinical development activities in the first half of 2027. The stage of development of our Rett syndrome program, including the progress in our ongoing clinical trials, is represented in the table below:

We have a limited operating history. Since our inception, our operations have focused on organizing and staffing our company, business planning, raising capital and entering into collaboration agreements for conducting preclinical and clinical development activities for our product candidates. Our lead product candidate is still in the clinical stage. We do not have any product candidates approved for sale and have not generated any revenue from product sales. Through September 30, 2026, we have funded our operations by raising an aggregate $1.19 billion in gross proceeds primarily through: (i) the sale of equity from our IPO and subsequent public and private offerings of common stock; (ii) pre-IPO private placements of our convertible preferred stock; (iii) our 2023 Trinity Term Loan Agreement (as defined below) and subsequently the 2025 Trinity Term Loan Agreement (as defined below); and (iv) the option agreement dated October 21, 2022, with Audentes Therapeutics, Inc. (d/b/a Astellas Gene Therapy) and the securities purchase agreement dated October 21, 2022 with Astellas, or the Astellas Transactions.

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

Since our inception, we have incurred significant operating losses. Our net losses were $128.2 million for the nine months ended September 30, 2026. As of September 30, 2026, we had an accumulated deficit of $839.5 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

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

In March 2022, our clinical trial application filing for TSHA-102 for the treatment of Rett Syndrome was approved by Health Canada and therefore triggered a regulatory milestone payment in connection with the Abeona Rett Agreement. We recorded a $1.0 million charge within research and development expenses in the consolidated statements of operations for the year ended December 31, 2022. In May 2023, we dosed the first patient with TSHA-102 in the Phase 1/2 REVEAL trial evaluating the safety and preliminary efficacy of TSHA-102 in adult patients with Rett syndrome and therefore triggered a milestone payment of $3.5 million in connection with the Abeona Rett Agreement. In December 2025, we dosed the first patient with TSHA-102 in the Phase 1/2 Part B REVEAL pivotal trial and therefore triggered a milestone payment of $3 million in connection with this agreement. This pivotal milestone fee was paid in January 2026. We recorded $3.0 million as an investing cash outflow in our condensed consolidated statement of cash flows for the nine months ended September 30, 2026. No other milestone payments were made or triggered in connection with this agreement during the nine months ended September 30, 2026.

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

Components of Results of Operations

Revenue

Revenue for the nine months ended September 30, 2025 was derived from the Astellas Transactions. We recognized revenue as research and development activities related to our Rett program were performed. Revenue related to the material rights associated with the Rett Option and the GAN Option was recognized at a point in time when the option was exercised or the option period expired. In September 2023, Astellas elected not to exercise the GAN Option, therefore we recognized revenue related to the GAN Option during the year ended December 31, 2023. In October 2025, Astellas elected not to exercise the Rett Option, therefore we recognized revenue related to the Rett Option during the year ended December 31, 2025. All revenue related to the Astellas Transactions was recognized as of December 31, 2025.

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
•
external research and development expenses incurred under agreements with consultants, contract research organizations, or CROs, and investigative sites to conduct our preclinical studies;
•
costs related to manufacturing material for our preclinical studies and clinical trials, including fees paid to CMOs;
•
laboratory supplies and research materials;
•
costs related to compliance with regulatory requirements; and
•
facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent, maintenance of facilities, insurance and equipment.

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We have increased, and expect to continue to increase for the foreseeable future, our research and development spend with respect to the Rett clinical trials as we continue the development of TSHA-102 and manufacturing processes and begin commercialization activities and conduct discovery and research activities for our preclinical programs, in particular in connection with the nomination of an additional product candidate in the first half of 2027. We cannot determine with certainty the timing of initiation, the duration or the completion costs of current or future preclinical studies and clinical trials of our product candidates due to the inherently unpredictable nature of preclinical and clinical development. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to the results of ongoing and future preclinical studies and clinical trials, regulatory developments and our ongoing assessments as to each product candidate’s commercial potential. We will need to raise substantial additional capital in the future. Our clinical development costs are expected to increase significantly as we commence clinical trials. Our future expenses may vary significantly each period based on factors such as:

•
expenses incurred to conduct preclinical studies required to advance our product candidates into clinical development;
•
per-patient trial costs, including based on the number of doses that patients received;
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

Other Income (Expense)

Other income (expense) consists primarily of dividends earned from our money market fund and interest income on our cash and cash equivalents and non-cash changes in the fair value of our warrant liability and the 2025 Trinity Term Loans.

Results of Operations

Results of Operations for the Three Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended September 30, 2026 and 2025 (in thousands):

	For the Three Months Ended September 30,
	2026	2025
Operating expenses:
Research and development	$28,766	$25,745
General and administrative	13,106	8,279
Total operating expenses	41,872	34,024
Loss from operations	(41,872)	(34,024)
Other income (expense):
Change in fair value of warrant liability	—	(292)
Change in fair value of term loan	(1,087)	(1,534)
Interest income	3,903	3,169
Interest expense	(4)	(15)
Other expense	(68)	(37)
Total other income, net	2,744	1,291
Net loss	$(39,128)	$(32,733)

Research and Development Expenses

Research and development expenses were $28.8 million for the three months ended September 30, 2026, compared to $25.7 million for the three months ended September 30, 2025. The $3.1 million increase was primarily driven by higher clinical expenses from the REVEAL Part A Phase 1/2, REVEAL Part B pivotal, and ASPIRE trials. Compensation expenses, including non-cash stock-based compensation, also increased as a result of additional research and development headcount.

General and Administrative Expenses

General and administrative expenses were $13.1 million for the three months ended September 30, 2026, compared to $8.3 million for the three months ended September 30, 2025. The increase of $4.8 million was primarily due to higher compensation expenses, including non-cash stock-based compensation expense, and increases in consulting and professional fees, including commercial launch-readiness initiatives.

Other Income (Expense)

Change in fair value of warrant liability

Change in fair value of warrant liability was a non-cash loss totaling $0.3 million for the three months ended September 30, 2025 related to the SSI Warrants. In December 2025, all vested and outstanding liability classified warrants were exercised, therefore the change in fair value of warrant liability was zero for the three months ended September 30, 2026.

Change in fair value of term loan

We elected the fair value option for the 2025 Trinity Term Loans and changes to fair value, other than changes that were directly attributed to instrument-specific credit risk, were recorded as a component of other income (expense). The change in fair value was $1.1 million of expense for the three months ended September 30, 2026 compared to $1.5 million for the three months ended September 30, 2025.

Interest Income

Interest income was $3.9 million for the three months ended September 30, 2026 compared to $3.2 million for the three months ended September 30, 2025. The increase in income was attributable to higher dividends earned from our money market fund.

Interest expense

Interest expense was less than $0.1 million for each of the three months ended September 30, 2026 and 2025. Interest expense was recorded within the change in fair value of term loans for the three months ended September 30, 2026 and 2025 due to the election of the fair value option.

Results of Operations for the Nine Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations for the nine months ended September 30, 2026 and 2025 (in thousands):

	For the nine months ended September 30,
	2026	2025
Revenue	$—	$4,288
Operating expenses:
Research and development	101,211	61,451
General and administrative	34,929	25,035
Net gain on lease termination	(3,433)	—
Total operating expenses	132,707	86,486
Loss from operations	(132,707)	(82,198)
Other income (expense):
Change in fair value of warrant liability	—	(463)
Change in fair value of term loan	(4,078)	(4,525)
Interest income	8,814	6,354
Interest expense	(19)	(51)
Other expense	(187)	(261)
Total other income, net	4,530	1,054
Net loss	$(128,177)	$(81,144)

Revenue

Revenue was zero for the nine months ended September 30, 2026, compared to $4.3 million for the nine months ended September 30, 2025. The revenue recorded for the nine months ended September 30, 2025, was derived entirely from the Astellas Transactions as a result of Rett research and development activities performed during the period.

Research and Development Expenses

Research and development expenses were $101.2 million for the nine months ended September 30, 2026, compared to $61.5 million for the nine months ended September 30, 2025. The $39.7 million increase was primarily driven by BLA-enabling PPQ manufacturing initiatives performed during the nine months ended September 30, 2026 and higher clinical expenses from the REVEAL Part A Phase 1/2, REVEAL Part B pivotal, and ASPIRE trials. Compensation expenses, including non-cash stock-based compensation, also increased as a result of additional research and development headcount.

General and Administrative Expenses

General and administrative expenses were $34.9 million for the nine months ended September 30, 2026, compared to $25.0 million for the nine months ended September 30, 2025. The increase of $9.9 million was primarily due to higher compensation expenses, including non-cash stock-based compensation expense, and increases in consulting and professional fees, including commercial launch-readiness initiatives.

Net Gain on Lease Termination

Net gain on lease termination was $3.4 million for the nine months ended September 30, 2026 due to the termination of the lease of our manufacturing facility in North Carolina. The net gain consists of an $8.7 million gain on lease termination related to the derecognition of the operating lease right-of use asset and corresponding lease liability, partially offset by a loss on asset disposal of $4.0 million related to construction in progress leasehold improvements and third-party broker commissions of $1.3 million.

Other Income (Expense)

Change in fair value of warrant liability

Change in fair value of warrant liability was a non-cash loss totaling $0.5 million for the nine months ended September 30, 2025 related to the SSI Warrants. In December 2025, all vested and outstanding liability classified warrants were exercised, therefore the change in fair value of warrant liability was zero for the nine months ended September 30, 2026.

Change in fair value of term loan

We elected the fair value option for the 2025 Trinity Term Loans and changes to fair value, other than changes that were directly attributed to instrument-specific credit risk, were recorded as a component of other income (expense). The change in fair value was $4.1 million of expense for the nine months ended September 30, 2026 compared to $4.5 million for the nine months ended September 30, 2025.

Interest Income

Interest income was $8.8 million for the nine months ended September 30, 2026 compared to $6.4 million for the nine months ended September 30, 2025. The increase in income was attributable to higher dividends earned from our money market fund.

Interest expense

Interest expense was less than $0.1 million for each of the nine months ended September 30, 2026 and 2025. Interest expense was recorded within change in fair value of term loan for the nine months ended September 30, 2026 and 2025 due to the election of the fair value option.

Liquidity and Capital Resources

Overview

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses. As of September 30, 2026, we had cash and cash equivalents of $422.8 million. We have funded our operations primarily through equity financings, raising an aggregate of $1.19 billion in gross proceeds from equity financings, including from pre-IPO private placements of convertible preferred stock, our IPO, and subsequent sales of common stock in public and private securities offerings, proceeds from a warrant exercise, our term loans and the Astellas Transactions.

On August 7, 2025, or the Trinity Refinance Date, we entered into a Loan and Security Agreement, or the 2025 Trinity Term Loan Agreement, by and among us, the lenders party thereto from time to time, or the 2025 Trinity Lenders, and Trinity Capital Inc., as administrative agent and collateral agent for the 2025 Trinity Lenders, or Trinity. The 2025 Trinity Term Loan Agreement provides for (i) on the Trinity Refinance Date, $50.0 million aggregate principal amount of term loans, or Tranche A, (ii) from the Trinity Refinance Date until March 31, 2028 an additional $25.0 million term loan facility contingent on delivering evidence satisfactory to Trinity that we have submitted a BLA to the FDA for TSHA-102 in Rett Syndrome, or Tranche B, (iii) from the Trinity Refinance Date until March 31, 2029, an additional $25.0 million term loan facility contingent on delivering evidence satisfactory to Trinity that we have received BLA approval from the FDA for TSHA-102 in Rett Syndrome, or collectively, the 2025 Trinity Term Loans, and, together with the 2023 Trinity Term Loans, the Trinity Term Loans. We drew $50.0 million in term loans on the Trinity Refinance Date. The existing 2023 Trinity Term Loan Agreement was terminated and the existing 2023 Trinity Term Loans were repaid concurrently with entry into the 2025 Trinity Term Loan Agreement and the draw of Tranche A. The interest rate applicable to the 2025 Trinity Term Loans is the greater of (a) the WSJ Prime Rate plus 4.00% or (b) 11.50% per annum. The 2025 Trinity Term Loans are interest only from the Trinity Refinance Date through 48 months from the Trinity Refinance Date, which may be extended to 60 months from the Trinity Refinance Date upon the satisfaction of certain milestones set forth in the 2025 Trinity Term Loan Agreement, after which we are required to pay equal monthly installments of principal through August 1, 2030, or the New Maturity Date.

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

In April 2023, we entered into a securities purchase agreement, or the SSI Securities Purchase Agreement, with two affiliates of SSI Strategy Holdings LLC, or SSI, named therein, or the SSI Investors, pursuant to which we issued and sold to the SSI Investors in a private placement, or the SSI Private Placement, 705,218 shares of our common stock, or the SSI Shares, and warrants, or the SSI Warrants, to purchase an aggregate of 525,000 shares of our common stock, or the Warrant Shares. SSI provides certain consulting services to us. Each SSI Warrant has an exercise price of $0.7090 per Warrant Share. The SSI Warrants issued in the SSI Private Placement provide that the holder of the SSI Warrants will not have the right to exercise any portion of its SSI Warrants until the achievement of certain clinical and regulatory milestones related to our clinical programs. Gross proceeds of the SSI Private Placement were $0.5 million. During the year ended December 31, 2025, SSI exercised all 316,667 vested and outstanding Warrant Shares. We received proceeds of $0.2 million upon exercise. There are no outstanding SSI Warrants as of September 30, 2026.

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

On June 24, 2026, we entered into an underwriting agreement, or the June 2026 Underwriting Agreement, with Jefferies LLC and Goldman Sachs & Co., LLC, as representatives of the several underwriters set forth therein, or collectively, the Underwriters, to issue and sell 32,500,001 shares of our common stock and, in lieu of common stock to certain investors, pre-funded warrants to purchase 833,333 shares of our common stock in an underwritten public offering, or the June 2026 Offering, pursuant to an automatically effective shelf registration statement on Form S-3ASR and a related prospectus and prospectus supplement. The offering price to the public was $6.00 per share of common stock and $5.999 per pre-funded warrant, which was the price to the public of each share of common stock sold in the June 2026 Offering minus the $0.001 exercise price per pre-funded warrant. The Underwriters purchased the shares and the pre-funded warrants from us pursuant to the June 2026 Underwriting Agreement at a price of $5.64 per share and $5.639 per pre-funded warrant, respectively. The closing of the June 2026 Offering occurred on June 26, 2026. In addition, we granted the Underwriters an option to purchase, for a period of 30 days, up to an additional 5,000,000 shares of common stock, which the Underwriters exercised in full on June 26, 2026. The total net proceeds from the June 2026 Offering were approximately $215.6 million, including the proceeds from the Underwriters’ option, after deducting underwriting discounts and commissions and offering expenses payable by us.

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

As of September 30, 2026, our material cash requirements consisted of $9.5 million in total lease payments under our noncancelable leases for equipment, laboratory space and office space. These leases are described in further detail in Note 5 to our unaudited condensed consolidated financial statements located in “Part I – Financial Information, Item 1. Financial Statements” in this Quarterly Report on Form 10-Q. Our most significant purchase commitments consist of approximately $51.2 million in cancellable purchase obligations to manufacturing vendors, CROs and other clinical trial vendors.

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

Cash Flows

The following table shows a summary of our cash flows for the nine months ended September 30, 2026 and 2025 (in thousands):

	For the Nine Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(114,217)	$(66,368)
Net cash used in investing activities	(3,466)	(357)
Net cash provided by financing activities	218,151	225,033
Net change in cash, cash equivalents and restricted cash	$100,468	$158,308

Operating Activities

For the nine months ended September 30, 2026, our net cash used in operating activities of $114.2 million primarily consisted of a net loss of $128.2 million, primarily attributable to our spending on research and development expenses. The net loss of $128.2 million was partially offset by adjustments for non-cash items of $13.9 million. Non-cash adjustments are comprised of stock-based compensation expense of $17.4 million and other non-cash items of $1.6 million, net, partially offset by non-cash net gain on lease termination of $5.1 million. Additional cash provided by changes operating assets and liabilities was $0.1 million.

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

Investing Activities

During the nine months ended September 30, 2026, investing activities used $3.5 million of cash primarily attributable to the regulatory milestone payment of $3.0 million paid to Abeona pursuant to the Abeona Rett Agreement and the purchase of $0.5 million of lab and computer equipment. This milestone payment related to the first patient dosed with TSHA-102 in the Phase 1/2 Part B REVEAL pivotal trial that occurred in 2025 and was paid in 2026.

During the nine months ended September 30, 2025, investing activities used $0.4 million of cash primarily attributable to the purchase of lab and computer equipment.

Financing Activities

During the nine months ended September 30, 2026, financing activities provided $218.2 million of cash, which is primarily attributable to the closing of the June 2026 Offering and proceeds from common stock issuances upon the exercise of stock options and the Employee Stock Purchase Plan, or ESPP.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act ), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

In January 2024 and April 2024, the Company was named as a nominal defendant in two putative stockholder derivative actions filed by stockholders of the Company in the Court of Chancery of the State of Delaware. The lawsuits have since been consolidated and a lead plaintiff has been appointed. In October 2024, the lead plaintiff filed an amended complaint asserting claims relating to the Company’s August 2023 Private Placement against (i) certain of the Company’s current and former directors and officers for breach of fiduciary duty and unjust enrichment; and (ii) certain participants in the Company’s August 2023 Private Placement for aiding and abetting breach of fiduciary duty and unjust enrichment. The amended complaint seeks an unspecified award of damages in the Company’s favor, plus pre-judgment and post-judgment interest, and an award to the plaintiffs for the costs and disbursement of the action, including fees for their attorneys and experts. The board of directors of the Company formed a special litigation committee to investigate the claims and allegations in the amended complaint. On March 3, 2026, the special litigation committee moved to terminate the action, stating its conclusion that dismissal is in the best interest of the Company and its stockholders. On April 1, 2026, the lead plaintiff filed a response stating that he does not oppose the motion to terminate the action.

The parties were heard by the Court in a September 16, 2026 teleconference in which the Court directed the Company to submit public notice in a filing with the SEC that notifies stockholders that the Court has directed that if no stockholder files a written objection on the docket within 30 days from the date of the SEC filing, the Court intends to grant the motion to terminate.

If no stockholder files a written objection on the docket in the consolidated action (In re Taysha Gene Therapies, Inc. Stockholder Litigation, C.A. No. 2024-0073-BWD) within 30 days of this notice, the Court has indicated that it intends to grant the unopposed motion to terminate.

Plaintiff’s counsel are Christine M. Mackintosh and Vivek Upadhya of Grant & Eisenhofer P.A., (302) 622-7000. The Company’s counsel is Brian M. French of Cooley LLP, (212) 479-6000.

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

None.

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

Taysha Gene Therapies, Inc.

Date: November 12, 2026	By:	/s/ Sean Nolan
Sean Nolan
Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2026	By:	/s/ Kamran Alam
Kamran Alam
Chief Financial Officer (Principal Financial and Accounting Officer)